Form 10QSB
period 2007-04-30
Charmed Homes Inc.
filed 2007-06-14
CIK 1397183

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-142266

CHARMED HOMES INC.
 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 Mt Kidd Point SE
Calgary, Alberta
Canada T2Z 3C5
(Address of principal executive offices, including zip code.)

(403) 831-2202
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

As of June 6, 2007, the Company had 5,000,000 shares of common stock outstanding.

=============================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

April 30, 2007

Charmed Homes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	April 30, 2007 $	January 31, 2007 $

ASSETS

Current Assets

Cash	4,894	4,994

Total Assets	4,894	4,994

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	13,026	380
Due to related party (Note 3a)	20,500	15,000

Total Liabilities	33,526	15,380

Commitments (Note 1) Stockholders' Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding	50	50

Additional Paid-In Capital	4,950	4,950
Donated Capital (Note 3(b) and (c))	5,000	3,500

Deficit Accumulated During the Development Stage	(38,632)	(18,886)

Total Stockholders' Deficit	(28,632)	(10,386)

Total Liabilities and Stockholders' Deficit	4,894	4,994

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

			For the period
	Accumulated from		from June 27,
	June 27, 2006	Three Months	2006 (Date of
	(Date of Inception)	Ended April 30,	Inception)
	to April 30, 2007	2007	to January 31, 2007
	$	$	$

Revenue	-		-

Expenses

Donated Expenses (Notes 3(b) and (c))	5,000	1,500	3,500
General and Administrative	486	100	386
Professional Fees	33,146	18,146	15,000

Total Expenses	38,632	19,746	18,886

Net Loss For the Period	(38,632)	(19,746)	(18,886)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,000,000	4,931,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from June 27, 2006 (Date of Inception) to April 30, 2007	For the Three Months Ended April 30, 2007	For the period from June 27, 2006 (Date of Inception) to January 31, 2007

	$	$	$

Operating Activities

Net loss for the period	(38,632)	(19,746)	(18,886)

Adjustments to reconcile net loss to cash

Donated rent	2,000	600	1,400
Donated services	3,000	900	2,100

Change in working capital items

Accounts payable	13,026	12,646	380

Net Cash Used In Operating Activities	(20,606)	(5,600)	(15,006)

Financing Activities

Advances from a related party	20,500	5,500	15,000
Proceeds from issuance of common stock	5,000	-	5,000

Net Cash Flows Provided By Financing Activities	25,500	5,500	20,000

Increase (Decrease) in Cash	4,894	(100)	4,994

Cash - Beginning of Period	-	4,994	-

Cash - End of Period	-	4,894	4,994

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(unaudited)

1.Development Stage Company

Charmed Homes Inc. (the "Company") was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the building of homes.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has never generated any revenues, has a working capital deficit of $28,632 and has accumulated losses of $38,632. These factors raise substantial doubt regarding the Company' s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement ("SB-2) with the United States Securities and Exchange Commission which was declared effective on April 26, 2007. Pursuant to the SB-2, the Company is authorized to issue 2,000,000 shares of common stock at a price of $0.10 per share for cash proceeds of $200,000. As at April 30, 2007, the Company has not issued any common shares with respect to the SB-2.

2.Summary of Significant Accounting Policies

a) Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is January 31.

b) Interim Financial Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c) Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company' s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(unaudited)

2.Summary of Significant Accounting Policies (continued)

d) Basic and Diluted Net Income (Loss) Per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e) Comprehensive Loss
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f) Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g) Financial Instruments
Financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company' s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h) Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i) Foreign Currency Translation
The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j) Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". Revenue consists of the sale of homes upon completion. Revenue from these sources is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, and fees are receivable by the Company. There has been no revenue for the period from inception to April 30, 2007.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(unaudited)

2.Summary of Significant Accounting Policies (continued)

k) Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement had no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(unaudited)

3.Related Party Transactions

a) During the three months ended April 30, 2007, the President of the Company advanced $5,500 (January 31, 2007 - $15,000) to the Company for working capital purposes. The amounts are unsecured, non-interest bearing, and due on demand.

b) Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the three months ended April 30, 2007, the Company recorded donated services of $900 and donated rent of $600. As at April 30, 2007, the Company has recorded $3,000 (January 31, 2007 - $2,100) of donated services and $2,000 (January 31,2 007 - $1,400) of donated rent.

4.Common Stock

On July 15, 2006, the Company issued 5,000,000 shares of common stock to officers and directors of the Company at a price of $0.001 per common stock for cash proceeds of $5,000.

5.Subsequent Event

In May 2007, the President of the Company advanced $25,000 to the Company for working capital purposes. The advance is unsecured, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

To meet our need for cash, we are attempting to raise money from our public offering. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. Further, if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our public offering. If we raise more than the minimum, we intend to spend more on the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation. The average number of days a home is on the market in Calgary after listing is approximately 31. The expectation of results within 30 days is based upon our officers' and directors' previous and current work experiences, contacts as well as their life experiences.

Upon completion of our public offering, our initial specific goal is to obtain the most desirable land we can and then to profitably sell our homes to individual clients desiring to buy a brand new home without participating in the day-to-day steps of building the home themselves and waiting out the lengthy building process. We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. After completing our public offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 7-10 days. We believe that it will cost $6,000 to establish our office. We do not immediately intend to hire employees. Our officers and directors will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our prospectus.

3. After our office is established, which we said should be 7-10 days after completing our offering, we intend to begin the process of locating suitable land in order to build. Once that land has been identified it will be acquired. We believe we will be able to acquire our first lot within 30 days of setting up our office.

4. As soon as we have acquired our first lot, which as we have said will be approximately 30 days from setting up our office, we will determine which type of home plan would be best suited for the property we have acquired and the community it is located within. Once the decision has been made, appropriate blueprints will have to be drawn up, specifications outlined and decisions on building materials to be used will be made. Estimation of the time needed for this portion of the process is approximately 45 days.

5. The next step will simultaneously include the application for bank financing to cover any needed construction draws needed during the building of the home and an initial plot plan and blueprint will be submitted to the developer of the subdivision for approval and in all likelihood revision. Estimated time for bank approval and developer approval is approximately 30 days.

The process of tendering out construction will begin and will take an estimated 30 days. The completion of this step, will allow a firm timeline for the construction of the home to be put in place.

Actual construction time of the home, from start to finish, should take approximately 180 days. Specific timing of the marketing of the home will not be set until the home is at least framed, approximately 60 days into the building process. If the real estate market is on the upswing, marketing be delayed to take advantage of potential pricing increases.

In summary, we should be in full operation and in a position to realize a profit from selling our first home within 10 to 11 months of setting up our office and operations are commenced.

If we are unable to obtain suitable land, or if we are unable to attract clients to buy our property, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations
From Inception on June 27, 2006 to April 30, 2007

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our prospectus. We have prepared an internal business plan. Our loss since inception is $38,632 of which $33,146 is for professional fees; $5,000 for donated rent and services; and $486 is for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have identified a building lot/lots to purchase. We expect to begin operations once we have purchased our building lot or lots.

Since inception, we issued 5,000,000 shares of common stock to our officers and directors for cash proceeds of $5,000.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of April 30, 2007, our total assets were $4,994 cash and our total liabilities were $33,526 comprised of a loan of $20,500 from our president, Ian Quinn, and accounts payable fo $13,026 upon which $10,000 is to pay Mr. Lysiak subsequent to the effectiveness of our registration statement. Ian Quinn, our president, loaned us the sum of $20,500 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. Quinn will be repaid from the proceeds of our public offering, or by revenues generated from our operations. The loan is unsecured, without interest and due on demand. The agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, " The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 26, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-142266) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. We have not completed our public offering as of the date of this report.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June, 2007.

CHARMED HOMES INC.

BY:	IAN QUINN
Ian Quinn
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors