Form 10QSB
period 2007-07-31
Charmed Homes Inc.
filed 2007-09-14
CIK 1397183

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of September 13, 2007 the Company had 6,690,000 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.	FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

July 31, 2007

Index
	Balance Sheets	FB1
	Statements of Operations	FB2
	Statement of Cash Flows	FB3
	Notes to the Financial Statements	FB4

Charmed Homes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	July 31,	January 31,
	2007	2007
	$	$
ASSETS

Current Assets
Cash	135,216	4,994
Construction-in-Progress (Note 3)	46,679	B
Total Assets	181,895	4,994

LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)

Current Liabilities
Accounts payable	3,001	380
Due to related party (Note 4(a))	45,500	15,000
Total Liabilities	48,501	15,380

Commitments (Note 5 and 6)
Stockholders' Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	B	B
None issued and outstanding

Common Stock, 100,000,000 shares authorized, $0.00001 par value	67	50
6,690,000 and 5,000,000 common shares issued and outstanding,

Additional Paid-In Capital	173,933	4,950
Donated Capital (Note 4(b))	6,500	3,500
Deficit Accumulated During the Development Stage	(47,106)	(18,886)
Total Stockholders= Equity (Deficit)	133,394	(10,386)
Total Liabilities and Stockholders= Equity (Deficit)	181,895	4,994

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months	Six Months	For the period
	June 27, 2006	Ended	Ended	June 27, 2006
	(Date of inception)	July 31,	July 31,	(Date of Inception)
	to July 31, 2007	2007	2007	to July 31, 2006
	$	$	$	$

Revenue	B	B	B	B

Expenses

Professional Fees	40,102	6,956	25,102	B
General and Administrative	504	18	118	380
Donated Expenses (Note 4(b))	6,500	1,500	3,000	500
Total Expenses	47,106	8,474	28,220	880
Net Loss For the Period	(47,106)	(8,474)	(28,220)	(880)

Net Loss Per Share B Basic and Diluted	B	B	(0.01)	B

Weighted Average Shares Outstanding	5,113,000	5,496,000	5,252,000	4,931,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	Six Months	For the period
	June 27, 2006	Ended	June 27, 2006
	(Date of Inception)	July 31,	(Date of Inception)
	to July 31, 2007	2007	to July 31, 2006
	$	$	$

Operating Activities

Net loss for the period	(47,106)	(28,220)	(880)

Adjustments to reconcile net loss to cash used in
operating activities:

Donated expenses	6,500	3,000	500

Change in working capital items
Accounts payable	3,001	2,621	380
Net Cash Used In Operating Activities	(37,605)	(22,599)	B

Investing Activities:
Acquisition of land for construction	(46,679)	(46,679)	B

Net Cash Used In Investing Activities	(46,679)	(46,679)	B
Financing Activities

Advances from a related party	45,500	30,500	B
Proceeds from issuance of common stock	5,000	B	B
Proceeds from common stock subscribed	169,000	169,000	B

Net Cash Flows Provided By Financing Activities	219,500	199,500	B

Increase in Cash	135,216	130,222	B

Cash - Beginning of Period	B	4,994	B

Cash - End of Period	135,216	135,216	B

Supplemental Disclosures
Interest paid	B	B	B
Income taxes paid	B	B	B

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc. (A Development Stage Comapny) Notes to the Financial Statements July 31, 2007 (unaudited)

1.	Development Stage Company

Charmed Homes Inc. (the ACompany@) was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (ASFAS@) No.7 "Accounting and Reporting by Development Stage Enterprises". The Company=s principal business is the building of homes.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2007, the Company has never generated any revenues and has accumulated losses of $47,106. These factors raise substantial doubt regarding the Company=s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (ASB-2) with the United States Securities and Exchange Commission which was declared effective on April 26, 2007. Pursuant to the SB-2, the Company is authorized to issue up to 2,000,000 common shares at a price of $0.10 per share for cash proceeds of $200,000. As at July 31, 2007, the Company has issued 1,690,000 common shares for gross proceeds of $169,000.

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company=s fiscal year- end is January 31.

b) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company=s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Charmed Homes Inc.
(A Development Stage Comapny)
Notes to the Financial Statements
July 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company=s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, AReporting Comprehensive Income,@ establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Charmed Homes Inc. (A Development Stage Comapny) Notes to the Financial Statements July 31, 2007 (unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

Financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company=s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company=s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Construction-in-Progress

The Company accounts for the acquisition and construction of homes in accordance with SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects". Project costs associated with the acquisition, development, and construction of a real estate project are capitalized as the cost is incurred. Indirect project costs that do not relate to projects under development or construction, including general and administrative costs, are charged to expense as incurred.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes@ as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company=s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Revenue Recognition

The Company recognizes revenue in accordance with SFAS No. 66, @Accounting for Sales of Real Estate@. The sale of constructed homes will be recognized in full once the real estate property has sold, the profit is determinable, collectibility of the sales price is reasonably assured, and the earnings process is virtually complete whereas the Company is no longer further obligated to perform significant activities after the sale to earn the profit.

Charmed Homes Inc. (A Development Stage Comapny) Notes to the Financial Statements July 31, 2007 (unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, AThe Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (ASAB@) No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements@ SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this standard did not have a material effect on the Company=s financial statements.

In September 2006, the FASB issued SFAS No. 158 AEmployers= Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)@ SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company=s financial statements.

In September 2006, the FASB issued SFAS No. 157, AFair Value Measurements@. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (AGAAP@), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

Charmed Homes Inc.
(A Development Stage Comapny)
Notes to the Financial Statements
July 31, 2007
(unaudited)

2.		Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, AAccounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109@ (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company=s financial statements.

3.		Construction-in-Progress

In May 2007, the Company acquired land for the purposes of constructing a home in a real estate project at a cost of $46,679.

4.		Related Party Transactions

During the six month period ended July 31, 2007, the Company owes the President of the Company $45,500 (2007 - $15,000) for funding of working capital. The amount owing is unsecured, non-interest bearing, and payable on demand.

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the six months ended July 31, 2007, the Company recorded donated services of $1,800 (July 31, 2006 - $300) and donated rent of $1,200 (July 31, 2006 - $200).

5.		Common Stock

For the period ended July 31, 2007, the Company issued 1,690,000 common shares of the Company at a price of $0.10 per common share for proceeds of $169,000.

6.		Commitments

On May 29, 2007, the Company entered into a purchase agreement for a new house for total cost of $498,962. As of July 31, 2007, payments of $46,679 were made on the new house and the remaining $453,283 is due on completion, expected to be January 15, 2008.

ITEM 2.      MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     We are a start-up stage corporation and are just starting our operations. At this point we have started operations, but have not realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even with the money we raised from our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. Operations are now under way since we raised the money from our public offering.

     To meet our need for cash, we have raised money through the public offering. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. Further, if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

     If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We believe the amount raised from our public offering will last a year but with limited funds available to develop growth strategy. If at some point we need more money, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

     With the success of our offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire additional employees on an as needed basis.

     We intend to accomplish the foregoing through the following milestones which may require us to travel and entertain potential customers. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation. The average number of days a home is on the market in Calgary after listing is approximately 31. The expectation of results within 30 days is based upon our officers= and directors= previous and current work experiences, contacts as well as their life experiences.

     Upon completion of our public offering and with the interest free loan from our President, our initial specific goal was to obtain the most desirable land we could and then to profitably sell our homes to individual clients desiring to buy a brand new home without participating in the day-to-day steps of building the home themselves and waiting out the lengthy building process. We intend to accomplish the foregoing through the following milestones:

     Complete our public offering. We have raised sufficient capital to being our operations. The Securities and Exchange Commission declared our offering effective.

     After completing our public offering, we established our office and acquired the equipment we need to begin our operations. This step is complete. We do not immediately intend to hire employees. Our officers and directors will handle our administrative duties.

     We have located a suitable piece of land in order to start our first project. The lot has been acquired in the community of Lake Chaparral.

     Once the land was located, we chose a home plan which best suited the property. The blueprints have been drawn up, specifications outlined and decisions on materials have been made.

     Initial financing through the bank was avoided by obtained an interest free loan of $25,000 from our President Ian Quinn. The plot plan and blueprint were submitted to the developer of the subdivision and approvals were received.

     The process of tendering our construction was avoided by working with Shane Homes, who have all the suppliers and trades people in place. Construction of the home is expected to be completed by the end of January. An exact date will not be set until approximately 45 days before possession.

     Timing for listing the home for sale will depend on market conditions and will be advanced or delayed to take advantage or potential pricing increases.

     In summary, we are in full operation and in a position to realize a profit from selling our first home within six to seven months

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

Results of operations
From Inception on June 27, 2006 to July 31, 2007

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our prospectus. We have prepared an internal business plan. Our loss since inception is $47,106 of which $ 40,102 is for professional fees; $ 6500 for donated rent and services; and $504 is for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have identified a building lot/lots to purchase. We expect to begin operations once we have purchased our building lot or lots.

     Since inception, we issued 5,000,000 shares of common stock to our officers and directors for cash proceeds of $5,000.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. In August, 2007, we also issued 1,690,000 shares of common stock to 54 individuals. This was also accounted for as a sale of common stock.

     As of July 31, 2007, our total assets were $181,895 comprised of cash and our total liabilities were $48,501, comprised of a loan of $45,500 from our president, Ian Quinn, and accounts payable of $3,001. Ian Quinn, our president, loaned us the sum of $45,500 to pay for legal, accounting and other expenses. The amount due to Mr. Quinn will be repaid from the proceeds of our public offering, or by revenues generated from our operations. The loan is unsecured, without interest and due on demand. The agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, AThe Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115@. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

     In September 2006, the FASB issued SFAS No. 158, AEmployers= Accounting for Defined Benefit Pension and Other Postretirement Plans B an amendment of FASB Statements No. 87, 88, 106, and 132(R)@. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, AFair Value Measurements@. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (AGAAP@), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company=s results of operations or financial position.

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Evaluation of Disclosure Controls and Procedures

      As of July 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2007, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report on Form 10-QSB. Due to this material weakness, we failed to file a Form 8-K covering the entry into a materially definitive agreement regarding the purchase of a new home.

Significant Deficiencies In Disclosure Controls and Procedures

      We have subsequently implemented the following additional measures to address the identified material weaknesses:

      We have improved the training of our officers and directors to better understand the events which trigger the requirement to file a Form 8-K.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 26, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-142266) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. On July 5, 2007 we raised $169,000 of working capital from proceeds from a private placement of 1,690,000 common shares at $0.10 per share. Our total issued and outstanding shares are now 6,690,000. The proceeds paid for $6,584 in professional fees, $46,679 for a deposit on the Construction-in-Progress and $18 was for general office costs.

ITEM 5.       OTHER INFORMATION

      (a)       On May 29, 2007, we entered into an agreement to purchase a new home for a total cost of $499,962. $46,679 was made by us and $453,283 is due on completion which is expected to be January 15, 2008. We were suppose to file a Form 8-K on June 4, 2007 disclosing the foregoing event, but failed to do so.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No. Document Description

10.1	Contract for Purchase of Real Property - To be filed by amendment.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September, 2007.

CHARMED HOMES INC.

BY:  IAN QUINN
        Ian Quinn
        President, Principal Executive Officer, Treasurer,
        Principal Financial Officer, Principal Accounting
        Officer, and a member of the Board of Directors

EXHIBIT INDEX

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