Form 10QSB/A
period 2007-07-31
Charmed Homes Inc.
filed 2007-10-22
CIK 1397183

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of October 22, 2007 the Company had 6,690,000 shares of common stock outstanding.

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