Form 10QSB
period 2007-10-31
Charmed Homes Inc.
filed 2007-12-14
CIK 1397183

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-142266

CHARMED HOMES INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

60 Mt Kidd Point SE
Calgary, Alberta
Canada T2Z 3C5
(Address of principal executive offices, including zip code.)

(403) 831-2202
(Registrant's telephone number, including area code)

The Company is a Shell company:    Yes [ X ]     No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of December 12, 2007 the Company had 6,690,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1. FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

October 31, 2007

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statement of Cash Flows	F–3
Notes to the Financial Statements	F–4

Charmed Homes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	October 31,	January 31,
	2007	2007
	$	$
ASSETS

Current Assets
Cash	128,776	4,994
Construction-in-Progress (Note 3)	46,679	–
Total Assets	175,455	4,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	2,366	380
Due to related party (Note 4(a))	45,500	15,000
Total Liabilities	47,866	15,380

Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value	67	50

Additional Paid-In Capital	173,933	4,950

Donated Capital (Note 4(b))	8,000	3,500

Deficit Accumulated During the Development Stage	(54,411)	(18,886)
Total Stockholders’ Equity (Deficit)	127,589	(10,386)
Total Liabilities and Stockholders’ Equity (Deficit)	175,455	4,994

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	Three Months		Nine Months	For the period
	June 27, 2006	Ended		Ended	June 27, 2006
	(Date of inception)	October 31,	October 31,	October 31,	(Date of Inception)
	to October 31, 2007	2007	2006	2007	to October 31, 2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Professional Fees	44,449	4,347	–	29,449	–
General and Administrative	1,962	1,458	380	1,576	380
Donated Expenses (Note 4(b))	8,000	1,500	1,500	4,500	2,000
Total Expenses	54,411	7,305	1,880	35,525	2,380
Net Loss For the Period	(54,411)	(7,305)	(1,880)	(35,525)	(2,380)
				–
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–

Weighted Average Shares Outstanding		6,690,000	5,000,000	5,730,000	4,931,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	Nine Months	For the period
	June 27, 2006	Ended	June 27, 2006
	(Date of Inception)	October 31,	(Date of Inception)
	to October 31, 2007	2007	to October 31, 2006
	$	$	$

Operating Activities

Net loss for the period	(54,411)	(35,525)	(2,380)

Adjustments to reconcile net loss to cash used in
operating activities:
Donated expenses	8,000	4,500	2,000

Change in working capital item
Accounts payable	2,366	1,986	380
Net Cash Used In Operating Activities	(44,045)	(29,039)	–

Investing Activities:

Acquisition of land for construction	(46,679)	(46,679)	–
Net Cash Used In Investing Activities	(46,679)	(46,679)	–

Financing Activities

Advances from a related party	45,500	30,500	–
Proceeds from issuance of common stock	174,000	169,000	–
Net Cash Flows Provided By Financing			–
Activities	219,500	199,500

Increase in Cash	128,776	123,782	–

Cash - Beginning of Period	–	4,994	–

Cash - End of Period	128,776	128,776	–

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(unaudited)

1.	Nature of Operations and Continuance of Business

Charmed Homes Inc. (the “Company”) was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the building of homes.

These interim unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2007, the Company has never generated any revenues and has accumulated losses of $54,411. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2) with the United States Securities and Exchange Commission which was declared effective on April 26, 2007. Pursuant to the SB-2, the Company is authorized to issue up to 2,000,000 common shares at a price of $0.10 per share for cash proceeds of $200,000. As at October 31, 2007, the Company has issued 1,690,000 common shares for gross proceeds of $169,000.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These interim unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
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

The Company regularly evaluates estimates and assumptions related to construction-in-progress, donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	g)	Financial Instruments

Financial instruments, which include cash, accounts payable and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	h)	Construction-in-Progress

The Company accounts for the acquisition and construction of homes in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. Project costs associated with the acquisition, development, and construction of a real estate project are capitalized as the cost is incurred. Indirect project costs that do not relate to projects under development or construction, including general and administrative costs, are charged to expense as incurred.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Revenue Recognition

The Company recognizes revenue in accordance with SFAS No. 66, ”Accounting for Sales of Real Estate”. The sale of constructed homes will be recognized in full once the real estate property has sold, the profit is determinable, collectibility of the sales price is reasonably assured, and the earnings process is virtually complete whereas the Company is no longer further obligated to perform significant activities after the sale to earn the profit.

	l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this standard did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s financial statements.

3.	Construction-in-Progress

In May 2007, the Company acquired land for the purposes of constructing a home in a real estate project at a cost of $46,679.

4.	Related Party Transactions

a)

During the nine month period ended October 31, 2007, the Company owes the President of the Company $45,500 (January 31, 2007 - $15,000) for funding of working capital. The amount owing is unsecured, non-interest bearing, and payable on demand.

b)

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the nine months ended October 31, 2007, the Company recorded donated services of $2,700 (October 31, 2006 - $1,200) and donated rent of $1,800 (October 31, 2006 - $800).

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(unaudited)

5.	Common Stock

In July 2007, the Company issued 1,690,000 common shares of the Company, in conjunction with the SB-2, at a price of $0.10 per common share for proceeds of $169,000.

6.	Commitment

On May 29, 2007, the Company entered into a purchase agreement for a new house for total cost of $499,962. As at July 31, 2007, the Company made payments of $46,679 on the purchase, and the final $453,283 is due on completion, expected to be December 17, 2007.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Operation to Date

     With the success of our offering, we were able to begin our operations. We established our office and acquired the equipment we needed to begin. We did not hire any employees up to this point and our officers and directors are handling the administrative duties.

     We located a suitable piece of land in order to start our first project. The lot was acquired in the community of Lake Chaparral.

     Once the land was located, we chose a home plan which best suited the property. The blueprints were drawn up, specifications outlined and decisions on materials made.

     Initial financing through the bank was avoided by obtaining an interest free loan of $25,000 from our President Ian Quinn. The plot plan and blueprint were submitted to the developer of the subdivision and approvals were received.

     The process of tendering out for construction was avoided by working with Shane Homes, who have all the suppliers and trades people in place. Completion of the construction on the home is expected to be the end of December.

Timing for listing the home for sale will occur within 30 days of completion.

     In summary, we are in full operation and in a position to realize a profit from selling our first home within one to six months

Future Operations

     With our initial fundraising in place, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We expect to sell our first property. We do not intend to hire additional employees in the foreseeable future.

     Our first home will be completed by the end of December, 2007. As the market in Calgary has slowed considerably, plans to list the property will be postponed until the house is 100 per cent complete and will show the best.

     Once the house is finished, we will list the property immediately. Marketing is an ongoing matter that will continue during the life of our operations. But we also believe that we will see results from our marketing campaign, resulting in the sale of our first home, within 60 days from its initiation. The average number of days a home is on the market in Calgary after listing is currently approximately 60. The expectation of results within 60 days is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences. The slow down during the Christmas season may slow our results somewhat, but that is impossible to determine in advance.

     We have limited finances, so we must sell our first home and obtain the funds prior to pursuing the purchase of our second home site to start our next project. Once we are successful in selling the first home, we will immediately proceed in acquiring our next location.

We expect to acquire our next lot within 30 days of having the funds in place.

     Once the lot is acquired, we will determine which type of home plan will best suit the property. Blueprints will be drawn up, specifications outlined and decisions on building materials made. Estimation of time needed for this portion of the process is approximately 45 days.

     The next step will include submitting the initial plot plan and blueprint to the developer of the area we have chosen for approval and revision as recommended. Estimated time is approximately 30 days.

     The process of retaining a general contractor will take approximately 30 days. The completion of this step will allow a firm timeline for the construction of the home to be put in place.

     Actual construction of the home, from start to finish, should take approximately 180 days. Specific timing of the marketing of this home will not be set until the home is at least framed, approximately 60 days into the building process. Depending marketing conditions at that time, marketing will be commenced or delayed to maximize potential sale price.

     In summary, we should be in a position to realize a profit from selling our second home, within approximately 10 months.

     Initial up front costs for financing the construction of the new home will be approximately $125,000. Available funds plus proceeds from the sale of the first home, will allow us sufficient funds to cover these costs. Additional financing will be obtained as needed from either a bank loan or from a loan from our President, Ian Quinn.

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

Results of operations

From Inception on June 27, 2006 to October 31, 2007

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $54,411 of which $44,449 is for professional fees; $8,000 for donated rent and services; and $504 is for filing fees and general office costs. We have not started our proposed business operations and will not do so until we have identified a building lot/lots to purchase.

     Since inception, we issued 5,000,000 shares of common stock to our officers and directors for cash proceeds of $5,000. On July 5, 2007, we completed our public offering by selling 1,690,000 share of common stock and raising $169,000.

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

     As of October 31, 2007, our total assets were $175,455 comprised of $128,776 in cash and $46,679 in construction-in-progress and our total liabilities were $47,866, comprised of a loan of $45,500 from our president, Ian Quinn, and accounts payable of $2,366. Ian Quinn, our president, loaned us the sum of $45,500 to pay for legal, accounting and other expenses. The amount due to Mr. Quinn will be repaid from the proceeds of our public offering, or by revenues generated from our operations. The loan is unsecured, without interest and due on demand. The agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

Evaluation of Disclosure Controls and Procedures

     As of October 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2007, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report on Form 10-QSB. Due to this material weakness, we failed to file a Form 8-K covering the entry into a materially definitive agreement regarding the purchase of a new home. Corrective measures have been implemented and we do not believe that there will be a reoccurrence of such an event in the future.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 26, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-142266) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. On July 5, 2007 we raised $169,000 of working capital from proceeds from a private placement of 1,690,000 common shares at $0.10 per share. Our total issued and outstanding shares are now 6,690,000. The proceeds paid for $10,931 in professional fees, $46,679 for a deposit on our initial lot and $1,476 was for general office costs.

ITEM 5.     OTHER INFORMATION

     (a) On May 29, 2007, we entered into an agreement to purchase a new home for a total cost of $499,962. $46,679 was paid by us and $453,283 is due on completion which is expected to be January 15, 2008.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2007.

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

PRINT PDF VERSION