Form 10-K
period 2008-01-31
Charmed Homes Inc.
filed 2008-04-30
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended January 31, 2008

Commission file number 333-142266

CHARMED HOMES INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

60 Mt Kidd Point SE
Calgary, Alberta
Canada T2Z 3C5
(Address of principal executive offices, including zip code.)

(403) 831-2202
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2008: $0.00.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including “will”, “believes”, “may”, “expects”, “should”, “seeks”, “anticipates” or “intends” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the section entitled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

     The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. The Company is an exploration stage company and its properties have no known body of ore. U.S. investors are cautioned not to assume that the Company has any mineralization that is economically or legally mineable.

     All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Charmed Homes Inc.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the state of Nevada on June 27, 2006. We have started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our administrative office is located at 60 Mt. Kidd Point S.E., Calgary, Alberta, T2Z 3C5. Our telephone number is (403) 831-2202.

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

     We started our operations following our successful offering.

     We have not conducted any market research into the likelihood of success of our operations.

Background

     The new home market in Calgary and area was strong for many years and 2006 proved to be a banner year, breaking all sales records. 2007 started out strong and started to slow unexpectedly about the middle of the year. 2008 started out slow and the market continues to drop. Inventory is rising and prices are dipping. The time for a small speculative homebuilder entering the market is not as attractive as it was when we started this venture.

Services

     We are catering to potential buyers in Calgary and area who are seeking to secure a new home without the hassle of having to go through the entire building process. We are not pre-selling the homes, but are marketing them once they are under construction or near completion. The timing of the sale will allow us to more accurately predict the cost of building the home and therefore allow us to hopefully build in an appropriate profit margin. The upside to the purchaser is that they secure a new home without having to go through the hassle of the building process and a shorter and more desirable possession date. Current possession dates in the Calgary area exceed 12 plus months from purchase to possession. The incredibly long wait is a strong reason for many potential purchasers to shy away from the new home market in favor of resale.

The Process

     The first step of the process each time we start a home will include identifying and securing a suitable lot. Once the lot has been obtained, it will be determined what type of home plan would be most desirable for the area and for potential purchasers within the community. Once the selection is made, appropriate blueprints will be drawn up and specifications and choices of building materials and finishing will be finalized. At this point, a complete initial estimate will be completed and bank financing will be set up to cover any draws that may be required during construction.

     Upon successfully obtaining bank financing, application for approval of initial blueprints and plot plan will be sent to the developer. Upon approval the process of tendering out construction will begin and an approximate timeline will be established. Once all the appropriate information is in place and contracts are in order, construction on the home will begin.

     We will act as the general contractor during the building of the home. We will be responsible for retaining all subcontractors, such as plumbing, electrical, mechanical, masons, carpenters, and landscaping. We will be responsible for obtaining all permits and assuring that the construction of the home complies with local building regulations.

     Marketing of the home will not commence until the home is completely framed at the earliest. Depending on the strength of the real estate market and potential rising costs, marketing of the home may be put off until approximately 60 days before completion. Assuming a strong market, the delay of marketing the home could turn into increased profit for the company.

     As mentioned earlier, the marketing of the home will primarily be handled through the use of the real estate MLS system. Signage on the lot will also be well displayed in an attempt to affect a direct sale with a client and potentially minimize realtor costs. Funds being available we will make greater efforts to reach that client directly with print advertising before listing on MLS and having to incur the cost of paying the selling Realtor.

Procedure for Doing Business with Us

1.

The client will either see the home for sale through a realtor, find it on the internet through the Calgary Real Estate Board website, will phone us directly off of signage at the site or though advertising in the print media.

2.	If the client has seen the home through a realtor, then any questions via the realtor will be answered and offers will be written with the realtor and presented to the company.

3.	If the client calls off of signage or advertising directly to the company, Ian Quinn, President, will show the property and write any contracts that are required.

4.	Both the company and the client will have to obtain a lawyer to represent them on the completion of the transaction and possession of the new home.

5.	Upon possession of the home, the purchaser will receive a one-year comprehensive warranty from Charmed Homes.

Marketing Strategy

     We intend to primarily market the homes through the use of the Calgary MLS system. Ian Quinn our president, will list the homes and he will not charge for this service. If a realtor other than Ian Quinn introduces the property to the home, the selling portion of the commission will have to be paid to that realtor.

     Signage will also be used as a focal point of our marketing. We will use both MLS signage featuring Ian Quinn’s standard Remax signs and Charmed Homes' specific signs. A logo, color scheme, etc. will be developed for use in the signage and all print advertising.

     Depending on the amount of money available for marketing, it would be ideal to also include a number of other options in our marketing program. A few of those would include:

1.	Flyers mailed directly to Realtors focusing on the area where homes are for sale

2.

Flyers targeted to the New Homes Salespeople working in the area for other builders offering them a commission if they introduce a buyer. (Alberta is unique in that New Home Salespeople are not Realtors.)

3.	Ads run in a variety of publications including mainstream newspapers and publications dealing specifically with real estate for sale in Calgary and area.

     Informal marketing techniques will also be employed such as joining organizations and attending industry related conference.

Revenue

     Initially, revenue will be generated from our ability to sell our ready constructed homes in a timely and profitable manner.

     We intend to maintain a database of clients and realtors we are in contact with to continuously build and expand our marketing program.

     There is no assurance that we will be able to interest buyers in purchasing our homes at an acceptable profit margin.

Competition

     We face intense competition from numerous established homebuilders, big and small, which places us at a competitive disadvantage since they are more established within their network. Many of these builders have been in business for years and have elevated name recognition. Many of these competitors will also have greater customer bases, operating histories, financial, technical, personnel and other resources than we do at this time. There can be no assurances we will be able to break into this industry.

     The home building business, as it exists now, is highly competitive and is characterized by a wide assortment of builders.

     Companies compete for the new home business based on referral business such as personal contacts, quality and scope of services offered, industry reputation, location, and cost.

     We do not currently have a strong competitive position in the home building business. We will have to develop our competitive position. It will be attempted primarily through the promotion and exposure to local realtors and indirectly their clients.

Government Regulation

     We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

     We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Insurance

We do not maintain any insurance relating to our business or operations.

Employees

     We are a start-up stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Our Office

     Our office is located at 60 Mt Kidd Point S.E., Calgary, Alberta, Canada T2Z 3C5. Our phone number is (403) 831-2202.

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     256 Chapalina Terrace S.E, Calgary, Alberta, Canada

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MATTERS MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER

     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “CHDH.”A summary of trading by quarter for 2006 and 2007 fiscal years is as follows:

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.0	$0.0
Third Quarter 7-1-07 to 9-30-07	$0.0	$0.0
Second Quarter 4-1-07 to 6-30-07	$0.0	$0.0
First Quarter 1-1-07 to 3-31-07	$0.0	$0.0

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.0	$0.0
Third Quarter 7-1-06 to 9-30-06	$0.0	$0.0
Second Quarter 4-1-06 to 6-30-06	$0.0	$0.0
First Quarter 1-1-06 to 3-31-06	$0.0	$0.0

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. In August, 2007 we also issued 1,690,000 shares of common stock to 54 individuals. This was also accounted for as a sale of common stock.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Use of Proceeds

     On April 26, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-142266) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. On July 5, 2007 we raised $169,000 of working capital from proceeds from a private placement of 1,690,000 common shares at $0.10 per share. Our total issued and outstanding shares are now 6,690,000. The proceeds paid for $20,656 in professional fees, $146,800 for a home building costs and $1,544 was for general office costs.

ITEM 6.     SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The process of tendering out for construction was avoided by working with Shane Homes, who have all the suppliers and trades people in place. Construction of the home was completed at the end of December, approximately three months earlier than expected.

     The home has been listed since that time. Listing was delayed until the home was complete. It was decided that with the slowing in the market it would be best to market the home once it was showing its best.

     With the significantly slower market in Calgary and area, the house has not sold to date. Marketing is underway and we are optimistic with the traditionally stronger spring market we will realize a sale soon. In summary, we are in full operation.

Future Operations

     With our initial fundraising in place, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We expect to sell our first property soon. We do not intend to hire additional employees in the foreseeable future.

     Now that the house is finished, it is listed and marketing is underway. Marketing is an ongoing matter that will continue during the life of our operations. But we also believe that we will see results from our marketing campaign, resulting in the sale of our first home, Our original expectation was that the house would be sold within 60 days of listing, but that has changed with the significant slowdown in the market. We have been on the market now for approximately 3 months and are anticipating a sale within the next three months and the expected pick up with the spring market. The expectation of results is based upon our officers’ and directors’ previous and current work experiences, contacts as well as their life experiences.

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

     In summary, we should be in a position to realize a profit from selling our second home, within approximately 10 months of obtaining a lot.

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

Results of operations

From Inception on June 27, 2006 to January 31, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have also completed building our first home which is presently listed on MLS to be sold. Our loss since inception is $69,455 of which $49,783 is for professional fees; $9,500 for donated rent and services; $3,096 is for filing fees and general office costs; and $7,076 is for foreign exchange loss. We have started our proposed business operations and will continue to identify building lot/lots to purchase. We will continue to assess the real estate market in the Calgary area.

     Since inception, we issued 5,000,000 shares of common stock to our officers and directors for cash proceeds of $5,000. On August, 2007, we completed our public offering by selling 1,690,000 share of common stock and raising $169,000.

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

     As of January 31, 2008, our total assets were $512,592 comprised of $22,748 in cash and $489,844 in real estate property and our total liabilities were $398,547, comprised of a loan of $395,751 from our president, Ian Quinn, and accounts payable of $2,796. Ian Quinn, our president, loaned us the sum of $395,751 to pay for legal, accounting, home building and other expenses. The amount due to Mr. Quinn will be repaid from the proceeds of our public offering, or by revenues generated from our operations. The loan is unsecured, without interest and due on demand. The agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

     In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Charmed Homes Inc.
(A Development Stage Company)

January 31, 2008
Index

Independent Auditor’s Report	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity (Deficit)	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Charmed Homes Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Charmed Homes Inc. (A Development Stage Company) as of January 31, 2008 and 2007, and the related statements of operations, cash flows and stockholders' deficit for the year ended January 31, 2008, the period from June 27, 2006 (Date of Inception) to January 31, 2007, and accumulated from June 27, 2006 (Date of Inception) to January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charmed Homes Inc. (A Development Stage Company) as of January 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended January 31, 2008, the period from June 27, 2006 (Date of Inception) to January 31, 2007, and accumulated from June 27, 2006 (Date of Inception) to January 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 28, 2008

Charmed Homes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	January 31,	January 31,
	2008	2007
	$	$
ASSETS

Current Assets
Cash	22,748	4,994
Inventory (Note 3)	489,844	–
Total Assets	512,592	4,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	2,796	380
Due to related party (Note 4(a))	395,751	15,000
Total Liabilities	398,547	15,380

Contingency (Note 1)

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value
6,690,000 and 5,000,000 common shares issued and outstanding, respectively	67	50

Additional Paid-In Capital	173,933	4,950

Donated Capital (Note 4(b))	9,500	3,500

Deficit Accumulated During the Development Stage	(69,455)	(18,886)

Total Stockholders’ Equity (Deficit)	114,045	(10,386)

Total Liabilities and Stockholders’ Equity (Deficit)	512,592	4,994

(The accompany notes are an integral part of these financial statements)

Charmed Homes Inc. (A Development Stage Company) Statements of Operations (Expressed in US dollars)

	Accumulated from	For the Year	For the period from
	June 27, 2006	Ended	June 27, 2006
	(Date of Inception)	January 31,	(Date of Inception) to
	to January 31, 2008	2008	January 31, 2007
	$	$	$

Revenue	–	–	–

Expenses
Donated capital (Note 4(b))	9,500	6,000	3,500
Foreign exchange loss	7,076	7,076	–
General and administrative	3,096	2,710	386
Professional fees	49,783	34,783	15,000

Total Expenses	69,455	50,569	18,886

Net Loss For the Period	(69,455)	(50,569)	(18,886)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		5,972,000	4,931,000

(The accompany notes are an integral part of these financial statements)

Charmed Homes Inc. (A Development Stage Company) Statements of Cash Flows (Expressed in US dollars)

			For the period from
	Accumulated from	For the Year	June 27, 2006 (Date
	June 27, 2006	Ended	of Inception)
	(Date of Inception)	January 31,	To January 31,
	to January 31, 2008	2008	2007
	$	$	$
Operating Activities

Net loss	(69,455)	(50,569)	(18,886)

Adjustments to reconcile net loss to cash

Donated rent	3,800	2,400	1,400
Donated services	5,700	3,600	2,100

Change in operating assets and liabilities

Accounts payable	2,796	2,416	380
Inventory	(489,844)	(489,844)	–

Net Cash Used In Operating Activities	(547,003)	(531,997)	(15,006)

Financing Activities

Advances from a related party	395,751	380,751	15,000
Proceeds from issuance of common stock	174,000	169,000	5,000

Net Cash Flows Provided By Financing Activities	569,751	549,751	20,000

Increase in Cash	22,748	17,754	4,994

Cash - Beginning of Period	–	4,994	-

Cash - End of Period	22,748	22,748	4,994

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompany notes are an integral part of these financial statements)

Charmed Homes Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from June 27, 2006 (Date of Inception) to January 31, 2008
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Donated Development
	Shares	Par Value Capital		Capital	Stage	Total
	#	$	$	$	$	$
Balance - June 27, 2006 (Date of
Inception)	–	–	–	–	–	–
Common stock issued for cash at $0.001
per share	5,000,000	50	4,950	–	–	5,000
Donated services and rent	–	–	–	3,500	–	3,500
Net loss for the period	–	–	–	–	(18,886)	(18,886)
Balance - January 31, 2007	5,000,000	50	4,950	3,500	(18,886)	(10,386)
Common stock issued for cash at $0.10 per
share	1,690,000	17	168,983	–	–	169,000
Donated capital	–	–	–	6,000	–	6,000
Net loss for the year	–	–	–	–	(50,569)	(50,569)
Balance - January 31, 2008	6,690,000	67	173,933	9,500	(69,455)	114,045

(The accompany notes are an integral part of these financial statements)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008

1.	Nature of Operations and Continuance of Business

Charmed Homes Inc. (the “Company”) was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the building of homes in Calgary, Alberta, Canada.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January31,2008, the Company has never generated any revenues and has accumulated losses of $69,455. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2) with the United States Securities and Exchange Commission which was declared effective on April 26, 2007. Pursuant to the SB-2, the Company is authorized to issue up to 2,000,000 common shares at a price of $0.10 per share for cash proceeds of $200,000. As at January 31, 2008, the Company has issued 1,690,000 common shares for gross proceeds of $169,000.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to donated expenses, valuation of inventory and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Inventory

Inventory consists of building products and work in progress with respect to the construction of a house for purposes of resale, and is recorded on a first in, first out basis.

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

	k)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008

2.	Summary of Significant Accounting Policies (continued)

	k)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

In February 2007, the Financial Accounting Standards Board “(FASB)” issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements, and the adoption of this standard is not expected to have a material effect on the Company’s financial statements.

	l)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008

3.	Inventory
		January 31,	January 31,
		2008	2007
		$	$
	Land	153,653		–
	Building	311,844		–
	Other	24,347		–
		489,844		–

4.	Related Party Transactions

a)

During the year ended January 31, 2008, the President of the Company advanced $25,000 to the Company, paid $5,500 (2007 - $15,000) of expenses on behalf of the Company and paid $344,202 (CDN $353,805) to close on the house purchase to the Company. As at January 31, 2008, the Company owes $388,695 (2007 - $15,000) to the President of the Company. The amount owing is unsecured, non-interest bearing, and payable on demand.

b)

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the year ended January 31, 2008, the Company recorded donated services of $3,600 (2007 - $2,100) and donated rent of $2,400 (2007 - $1,400).

5.	Common Stock

a)	In July 2007, the Company issued 1,690,000 common shares of the Company at a price of $0.10 per common share for proceeds of $169,000 pursuant to an SB-2 Registration Statement.

b)	On July 15, 2006, the Company issued 5,000,000 shares of common stock to officers and directors at a price of $0.001 per share for cash proceeds of $5,000.

6.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at January 31, 2008 and 2007, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	January 31,	January 31,
	2008	2007
	$	$
(Loss) before taxes	(50,569)	(18,886)
Statutory rate	32%	34%

Computed expected tax recovery	(16,182)	(6,421)
Non-deductible expenses	1,920	1,190
Change in valuation allowance	14,262	5,231
Reported income taxes	–	–

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008

6.	Income Taxes (continued)

		January 31,	January 31,
		2008	2007
		$	$
	Deferred tax asset
	- Cumulative net operating losses	19,493	5,231
	- Less valuation allowance	(19,493)	(5,231)
	Net deferred tax asset	–	–

The Company has incurred operating losses of $59,955 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

		Expiration
	Net	Date of
	Loss	Operating
Year Incurred	$	Loss
2007	15,386	2027
2008	44,569	2028
	59,955

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to January 31, 2008, included in this report have been audited by Manning Elliott LLC, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia V7Y 1C6, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of January 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Ian Quinn	35	President, chief executive officer, treasurer, chief
60 Mt Kidd Pt SE		financial officer, chief accounting officer, and
Calgary, Alberta T2Z 3C5		a member of the board of directors

Kevin Liggins	41	secretary and a member of the board of directors
1308 Bayside Ave. SW
Airdrie, Alberta T4B 2X4

     The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Ian Quinn has been our president, chief executive officer, treasurer, chief financial officer, chief accounting officer, and a member of our board of directors since our inception on June 27, 2006. Since July 2003, Mr. Quinn has been a real estate agent associated with Remax specializing in the sale of residential, rural and commercial real estate in the Calgary, Alberta area. From February 2001 to July 2003, Mr. Quinn was a member of the management team of Outlaws Nightclub in Calgary, Alberta, Canada. Mr. Quinn holds a diploma in General Arts and Sciences from Mount Royal College in Calgary, Alberta.

     Kevin Liggins has been secretary, and a member of our board of directors since our inception on June 27, 2006. Since February, 2003, Mr. Liggins has worked as a contractor specializing in residential renovations. From August 2000 to February 2003, Mr. Liggins was a team leader at All New Manufacturing, which engaged in the business powder coating steel products.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last three fiscal years ending January 31, 2008 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year (US$)		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ian Quinn	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Kevin Liggins	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

     The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

     The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR’S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Ian Quinn	2008	0	0	0	0	0	0

Kevin Liggins	2008	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this 10-K report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership is since the sale of our offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address		Percentage of
Beneficial Owner [1]	Number of Shares	Ownership
Ian Quinn	2,500,000	37.37%
60 Mt Kidd Pt SE
Calgary, Alberta
Canada T2Z 3C5

Kevin Liggins	2,500,000	37.37%
1308 Bayside Ave. SW
Airdrie, Alberta
Canada T4B 2X4

All officers and directors as a group (2	5,000,000	74.74%
Individuals)

     [1] The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs Quinn and Liggins are our only "promoters".

Future sales by existing stockholders

     A total of 5,000,000 shares of common stock were issued to our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are three holders of record for our common stock. The record holders are our officers and directors who collectively own 5,000,000 restricted shares of our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 2006, we issued a total of 2,500,000 shares of restricted common stock to Ian Quinn, one of our officers and directors in consideration of $2,500.00 and 2,500,000 shares of restricted common stock to Kevin Liggins, one of our officers and directors in consideration of $2,500.00

     Ian Quinn, our president, loaned us the sum of $395,751 to pay for legal, accounting, building costs and other expenses. The amount due Mr. Quinn will be repaid only from revenues generated from our operations. The loan is without interest and the agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$10,900	Manning Elliott LLP
2007	$0	Manning Elliott LLP

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Manning Elliott LLP
2007	$0	Manning Elliott LLP

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Manning Elliott LLP
2007	$0	Manning Elliott LLP

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Manning Elliott LLP
2007	$0	Manning Elliott LLP

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	04-20-07	3.1

3.2	Bylaws.	SB-2	04-20-07	3.2

4.1	Specimen Stock Certificate.	SB-2	04-20-07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement.	SB-2	04-20-07	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2008.

CHARMED HOMES INC.

BY:    IAN QUINN
          Ian Quinn
          President, Principal Executive Officer, Treasurer,
          Principal Financial Officer, Principal Accounting
          Officer, and a member of the Board of Directors

     KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ian Quinn, as true and lawful attorney-in-fact and agent, with full power of substitution, for her and in her name, place and stead, in any and all capacities, to sign any and all amendment (including post-effective amendments) to this registration statement, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this Form SB-2 Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
IAN QUINN	President, Principal Executive Officer,	April 30, 2008
Ian Quinn	Treasurer, Principal Financial Officer,
Principal Accounting Officer, and a
member of the Board of Directors

KEVIN LIGGINS	Secretary and a member of the Board of	April 30, 2008
Kevin Liggins	Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	04-20-07	3.1

3.2	Bylaws.	SB-2	04-20-07	3.2

4.1	Specimen Stock Certificate.	SB-2	04-20-07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement.	SB-2	04-20-07	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X