Form 10-Q
period 2008-04-30
Charmed Homes Inc.
filed 2008-06-16
CIK 1397183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-142266

CHARMED HOMES INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

60 Mt Kidd Point SE
Calgary, Alberta
Canada T2Z 3C5
(Address of principal executive offices, including zip code.)

(403) 831-2202
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,690,000 as of June 13, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

April 30, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Charmed Homes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	April 30,	January 31,
	2008	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	20,852	22,748
Inventory (Note 3)	489,844	489,844
Total Assets	510,696	512,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	4,231	2,796
Accrued liabilities	7,088	–
Due to related party (Note 4(a))	401,852	395,751
Total Liabilities	413,171	398,547
Contingency (Note 1)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value	–	–
Common Stock, 100,000,000 shares authorized, $0.00001 par value;
6,690,000 and 5,000,000 common shares issued and outstanding, respectively	67	67
Additional Paid-In Capital	173,933	173,933
Donated Capital (Note 4(b))	11,000	9,500
Deficit Accumulated During the Development Stage	(87,475)	(69,455)
Total Stockholders’ Equity	97,525	114,045
Total Liabilities and Stockholders’ Equity	510,696	512,592

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	June 27, 2006 (Date	Three Months	Three Months
	of Inception) to	Ended	Ended
	April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Donated services and rent (Note 4(b))	11,000	1,500	1,500
Foreign exchange loss	13,177	6,101	–
General and administrative	3,277	181	100
Professional fees	60,021	10,238	18,146
Total Expenses	87,475	18,020	19,746
Net Loss for the Period	(87,475)	(18,020)	(19,746)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		6,690,000	5,000,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from
	June 27, 2006 (Date	Three Months	Three Months
	of Inception) April	Ended	Ended
	30,	April 30,	April 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(87,475)	(18,020)	(19,746)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and rent	11,000	1,500	1,500
Changes in operating assets and liabilities
Inventory	(489,844)	–	–
Accounts payable	4,231	1,435	12,646
Accrued liabilities	7,088	7,088	–
Due to related party	6,101	6,101	–
Net Cash Used In Operating Activities	(548,899)	(1,896)	(5,600)
Financing Activities
Advances from a related party	395,751	–	5,500
Proceeds from issuance of common stock	174,000	–	–
Net Cash Flows Provided By Financing Activities	569,751	–	5,500
Increase (Decrease) in Cash	20,852	(1,896)	(100)
Cash - Beginning of Period	–	22,748	4,994
Cash - End of Period	20,852	20,852	4,894

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(unaudited)

1.	Nature of Operations and Continuance of Business

Charmed Homes Inc. (the “Company”) was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the sale of constructed or purchased homes.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2008, the Company has never generated any revenues and has accumulated losses of $87,475. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement (“SB-2) with the United States Securities and Exchange Commission which was declared effective on April 26, 2007. Pursuant to the SB-2, the Company issued 1,690,000 common shares for gross proceeds of $169,000.

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

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Earnings Per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Inventory

Inventory consists of building products and work in progress with respect to the construction of a house for purposes of resale, and is recorded on a first in, first out basis.

	h)	Financial Instruments

Financial instruments, which include cash, accounts payable, accrued liabilities and amount due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	i)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Revenue Recognition

The Company recognizes revenue in accordance with SFAS No. 66, ”Accounting for Sales of Real Estate”. The sale of constructed or purchased houses will be recognized in full once the real estate property has sold, the profit is determinable, collectibility of the sales price is reasonably assured, and the earnings process is virtually complete whereas the Company is no longer further obligated to perform significant activities after the sale to earn the profit.

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

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

	m)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(unaudited)

3.      Inventory

	April 30,	January 31,
	2008	2008
	$	$
Land	153,653	153,653
Building	311,844	311,844
Other	24,347	24,347
	489,844	489,844

4.	Related Party Transactions

a)

As at April 30, 2008, the Company owes $356,352 (January 31, 2008 - $350,251) (Cdn$353,805) and $45,500 (January 31, 2008 - $45,500) to the President of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the three months ended April 30, 2008, the Company recorded donated services of $900 (2007 - $900) and donated rent of $600 (2007 - $600).

5.	Subsequent Event

On June 3, 2008, the Company sold its inventory for gross proceeds of $505,665 (Cdn$510,000).

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     The home was listed as soon as it was completed as it was decided that with the slowing in the market it would be best to market the home once it was showing its best.

     The home is now sold, but with the significantly slower market in Calgary and area, it took much longer that expected to sell and we did not realize the profit we had anticipated. The sale of the home was just completed, so our next step will be to identify a suitable lot for our next project. In summary, we are in full operation.

Future Operations

     With our initial fundraising in place, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not intend to hire additional employees in the foreseeable future.

     Although it took longer than expected, our first property is now sold. Now that the home is sold and funds have been received, we are looking towards starting our second project. The first step in building our next home will be identifying and acquiring a suitable lot. We expect to be able to purchase the lot within 60 days.

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

     The process of retaining a general contractor will take approximately 30 days. The completion of this step will allow a firm time-line for the construction of the home to be put in place.

     Actual construction of the home, from start to finish, should take approximately 180 days. Specific timing of the marketing of this home will not be set until the home is at least framed, approximately 60 days into the building process. Depending marketing conditions at that time, marketing will be commenced or delayed to maximize potential sale price.

     In summary, we should be in a position to realize a profit from selling our second home, within approximately 10-12 months of obtaining a lot.

     Initial up front costs for financing the construction of the new home will be approximately $125,000. Available funds plus proceeds from the sale of the first home, will allow us sufficient funds to cover these costs. Additional financing will be obtained as needed from either a bank loan or from a loan from our President, Ian Quinn.

Limited operating history; need for additional capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations
From Inception on June 27, 2006 to April 30, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $87,475 of which $60,021 is for professional fees; $11,000 for donated rent and services; $3,277 is for filing fees and general office costs; and $13,177 is for foreign exchange loss. We have started our proposed business operations and will continue to identify building lot/lots to purchase. We will continue to assess the real estate market in the Calgary area.

     Since inception, we have issued 5,000,000 shares of common stock to our officers and directors for cash proceeds of $5,000. On August 2007, we completed our public offering by selling 1,690,000 shares of common stock and raising $169,000.

Liquidity and capital resources

     On June 15, 2006, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. In August, 2007, we also issued 1,690,000 shares of common stock to 54 individuals. This was also accounted for as a sale of common stock.

     As of April 30, 2008, our total assets were $510,696 comprised of $20,852 in cash and $489,844 in real estate property and our total liabilities were $413,171, comprised of a loan of $401,852 from our president, Ian Quinn, accrued liabilities of $7,088 and accounts payable of $4,231. Ian Quinn, our president, loaned us the sum of $401,852 to pay for legal, accounting, home building and other expenses. The amount due to Mr. Quinn will be repaid from the proceeds of our public offering, or by revenues generated from our operations. The loan is unsecured, without interest and due on demand. The agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

     On June 3, 2008, we sold our real property for consideration of cdn$510,000.

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

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The adoption of this statement did not have a material effect on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company's financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.      RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On August 2007, we completed our public offering and raised $169,000 by selling 1,690,000 shares of common stock to 54 individuals. As of April 30, 2008, we had spent all of the proceeds of the public offering for professional fees, general administrative, house construction and donated fees. We have a balance on hand of $ 0.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of June, 2008.

CHARMED HOMES INC.
(Registrant)

BY:	IAN QUINN
Ian Quinn
President, Principal Executive Officer, Treasurer,
Principal Financial Officer, and Principal Accounting
Officer.

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