Form 10-Q
period 2008-07-31
Charmed Homes Inc.
filed 2008-09-15
CIK 1397183

==================================================================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,690,000 as of September 14, 2008.

==================================================================================================================================================================================

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

July 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Charmed Homes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	July 31,	January 31,
	2008	2008
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	157,574	22,748
Inventory (Note 3)	–	489,844

Total Assets	157,574	512,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	5,611	2,796
Accrued liabilities	5,180	–
Due to related party (Note 4(a))	47,219	395,751
Total Liabilities	58,010	398,547
Contingency (Note 1)
Stockholders’ Equity
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
Nil shares issued and outstanding	–	–
Common Stock, 100,000,000 shares authorized, $0.00001 par value;
6,690,000 shares issued and outstanding	67	67
Additional Paid-in Capital	173,933	173,933
Donated Capital (Note 4(b))	12,500	9,500
Deficit Accumulated During the Development Stage	(86,936)	(69,455)
Total Stockholders’ Equity	99,564	114,045

Total Liabilities and Stockholders’ Equity	157,574	512,592

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	June 27, 2006 (Date	Three Months	Three Months	Six Months	Six Months
	of Inception) to	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	505,665	505,665	–	505,665	–

Cost of Goods Sold	490,598	490,598	–	490,598	–

Gross Profit	15,067	15,067	–	15,067	–

Expenses
Donated services and rent (Note
4 (b))	12,500	1,500	1,500	3,000	3,000
Foreign exchange loss	14,095	918	–	7,019	–
General and administrative	3,295	18	18	199	118
Professional fees	70,793	10,772	6,956	21,010	25,102
Property taxes and utilities	1,320	1,320	–	1,320	–
Total Expenses	102,003	14,528	8,474	32,548	28,220

Net Income (Loss) for the Period	(86,936)	539	(8,474)	(17,481)	(28,220)

Net Income (Loss) Per Share –
Basic and Diluted		–	–	–	(0.01)

Weighted Average Shares
Outstanding		6,690,000	5,496,000	6,690,000	5,252,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	Six Months	Six Months
	June 27, 2006 (Date	Ended	Ended
	of Inception) July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss for the period	(86,936)	(17,481)	(28,220)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Donated services and rent	12,500	3,000	3,000
Changes in operating assets and liabilities
Inventory	–	489,844	–
Accounts payable	5,611	2,815	2,621
Accrued liabilities	5,180	5,180	–
Due to related party	(4,330)	(4,330)

Net Cash Provided By (Used In) Operating Activities	(67,975)	479,028	(22,599)
Investing Activities
Acquisition of land for construction	–	–	(46,679)
Net Cash Used In Investing Activities	–	–	(46,679)
Financing Activities
Advances from a related party	395,751	–	30,500
Repayment of related party advances	(344,202)	(344,202)	–
Proceeds from issuance of common stock	174,000	–	169,000
Net Cash Provided By (Used In) Financing Activities	225,549	(344,202)	199,500
Increase in Cash	157,574	134,826	130,222
Cash - Beginning of Period	–	22,748	4,994
Cash - End of Period	157,574	157,574	135,216
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Charmed Homes Inc. (the “Company”) was incorporated in the State of Nevada on June 27, 2006. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the sale of constructed or purchased homes.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $505,665 since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31 2008, the Company has accumulated losses of $86,936. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, valuation of inventory and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Inventory

Inventory consists of real estate purchased for resale.

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

The Company’s functional and reporting currency is the United States dollar. Significant transactions may occur in Canadian dollars and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Revenue Recognition

The Company recognizes revenue in accordance with SFAS No. 66, ”Accounting for Sales of Real Estate”. The sale of constructed or purchased houses will be recognized in full once the real estate property has been sold, the profit is determinable, collectibility of the sales price is reasonably assured, and the earnings process is virtually complete whereas the Company is no longer further obligated to perform significant activities after the sale to earn the profit.

	l)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statemtents.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(Expressed in US dollars)
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

	m)	Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future financial statements.

3.	Inventory

	July 31,		January 31,
	2008		2008
	$		$
Land		–	153,653
Building		–	311,844
Other		–	24,347

		–	489,844

4.	Related Party Transactions

a)

As at July 31, 2008, the Company owes $47,219 (Cdn$48,352) (January 31, 2008 - $350,251 (Cdn$353,805)) and $Nil (April 30, 2008 - $45,500) to the President of the Company. During the three months ended July 31, 2008, the Company repaid $344,202 of the amount owed. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the six months ended July 31, 2008, the Company recorded donated services of $1,800 (2007 - $1,800) and donated rent of $1,200 (2007 - $1,200).

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

     We are a development-stage corporation and at this point we have realized a nominal profit on our first project.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts and only generated nominal revenues from the first development. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even with the money we raised from our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. Operations are now under way since we raised the money from our public offering.

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

     The home is now sold, but with the significantly slower market in Calgary and area, it took much longer that expected to sell and we did not realize the profit we had anticipated. The sale of the home was just completed, so our next step will be to identify a suitable lot for our next project. The process of identifying a suitable lot has been underway for some time, but no commitment has been made at this point. With the state of the Calgary housing market, there is a tremendous amount of new home inventory available and great care is being taken to ensure we only purchase a piece of land if the price is attractive.

     In summary, we are in full operation.

Future Operations

     With our initial fundraising in place, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not intend to hire additional employees in the foreseeable future.

     Although it took longer than expected, our first property is now sold. Now that the home is sold and funds have been received, we are looking towards starting our second project. The first step in building our next home will be identifying and acquiring a suitable lot. The search for the new lot is underway and it is our expectation that a decision will be made and a lot purchased in the next 60 to 90 days.

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

Limited operating history; need for additional capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated significant losses since inception. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations
From Inception on June 27, 2006 to July 31, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $86,936 of which $70,793 is for professional fees; $12,500 for donated rent and services; $3,295 is for filing fees and general office costs; $14,095 is for foreign exchange loss; and $1,320 is for property taxes and utilities. We have started our proposed business operations and will continue to identify building lot/lots to purchase. We will continue to assess the real estate market in the Calgary area.

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

     As of July 31, 2008, our total assets were $157,574 comprised of $157,574 in cash and our total liabilities were $58,010, comprised of a loan of $47,219 from our president, Ian Quinn, accrued liabilities of $5,180 and accounts payable of $5,611. Ian Quinn, our president, loaned us the sum of $47,219 to pay for legal, accounting, home building and other expenses. The amount due to Mr. Quinn will be repaid from the proceeds of our public offering, or by revenues generated from our operations. The loan is unsecured, without interest and due on demand. The agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

     On June 3, 2008, we sold our real property for consideration of CDN$510,000.

Recent accounting pronouncements

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On August, 2007, we completed our public offering and raised $169,000 by selling 1,690,000 shares of common stock to 54 individuals. As of July 31, 2008, we had spent all of the proceeds of the public offering for professional fees, general administrative, house construction and donated fees.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of September, 2008.

CHARMED HOMES INC.
(Registrant)

BY:   IAN QUINN
         Ian Quinn
         President, Principal Executive Officer, Treasurer,
         Principal Financial Officer, and Principal Accounting
         Officer.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.