Form 10-Q
period 2008-10-31
Charmed Homes Inc.
filed 2008-12-15
CIK 1397183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53285

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,690,000 as of December 15, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

October 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Charmed Homes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	October 31,	January 31,
	2008	2008
	$	$

ASSETS

Current Assets

Cash	140,159	22,748
Inventory (Note 3)	–	489,844

Total Assets	140,159	512,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	756	2,796
Due to related party (Note 4(a))	45,500	395,751

Total Liabilities	46,256	398,547

Contingency (Note 1)

Stockholders’ Equity

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value;
Nil shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value;
6,690,000 shares issued and outstanding	67	67

Additional Paid-in Capital	173,933	173,933

Donated Capital (Note 4(b))	14,000	9,500

Deficit Accumulated During the Development Stage	(94,097)	(69,455)

Total Stockholders’ Equity	93,903	114,045

Total Liabilities and Stockholders’ Equity	140,159	512,592

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	June 27, 2006	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	505,665	–	–	505,665	–
Cost of Goods Sold	490,598	–	–	490,598	–
Gross Profit	15,067	–	–	15,067	–

Expenses
Donated services and rent
(Note 4(b))	14,000	1,500	1,500	4,500	4,500
Foreign exchange loss	12,376	(1,719)	–	5,300	–
General and administrative	3,307	12	1,458	211	1,576
Professional fees	78,161	7,368	4,347	28,378	29,449
Property taxes and utilities	1,320	–	–	1,320	–
Total Expenses	109,164	7,161	7,305	39,709	35,525
Net Loss for the Period	(94,097)	(7,161)	(7,305)	(24,642)	(35,525)

Net Loss Per Share – Basic and
Diluted		–	–	–	(0.01)

Weighted Average Shares
Outstanding		6,690,000	6,690,000	6,690,000	5,730,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from
	June 27, 2006	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(94,097)	(24,642)	(35,525)

Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:

Donated services and rent	14,000	4,500	4,500

Changes in operating assets and liabilities

Inventory	–	489,844	–
Accounts payable	756	(2,040)	1,986
Due to related party	(6,049)	(6,049)	–

Net Cash Provided By (Used In) Operating Activities	(85,390)	461,613	(29,039)

Investing Activities

Acquisition of land for construction	–	–	(46,679)

Net Cash Used In Investing Activities	–	–	(46,679)

Financing Activities

Advances from a related party	395,751	–	30,500
Repayment of related party advances	(344,202)	(344,202)	–
Proceeds from issuance of common stock	174,000	–	169,000

Net Cash Provided By (Used In) Financing Activities	225,549	(344,202)	199,500

Increase in Cash	140,159	117,411	123,782

Cash - Beginning of Period	–	22,748	4,994

Cash - End of Period	140,159	140,159	128,776

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $505,665 since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31 2008, the Company has accumulated losses of $94,097. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
October 31, 2008
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Inventory
Inventory consists of real estate purchased for resale.

h)	Financial Instruments

Financial instruments, which include cash, accounts payable and amount due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
October 31, 2008
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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk- management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2008
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

3.	Inventory

		October 31,	January 31,
		2008	2008
		$	$
	Land	–	153,653
	Building	–	311,844
	Other	–	24,347

		–	489,844

4.       Related Party Transactions

a)

As at October 31, 2008, the Company owes $45,500. As at January 31, 2008 the company owes $395,751 ($350,251, (Cdn$353,805) and $45,500) USD to the president of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

b)

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the nine months ended October 31, 2008, the Company recorded donated services of $2,700 (2007 - $2,700) and donated rent of $1,800 (2007 - $1,800).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The home is now sold, but with the significantly slower market in Calgary and area, it took much longer that expected to sell and we did not realize the profit we had anticipated. The sale of the home was just completed on June 3, 2008.

     Due to the state of the Calgary housing market, there is a tremendous amount of new home inventory available and house prices are dropping significantly. Therefore we have discontinued our operations in home building.

Future Operations

     Because of the change in the economy, we believed that it was in the best interests of our shareholders to change our business course.

     On November 12, 2008, we entered into a letter of intent with IntelaSight, Inc., a Washington corporation dba Iveda Solutions ("Iveda"). Under the LOI, we have agreed to merger with Iveda whereby Iveda will become our wholly-owned subsidiary and Iveda's shareholders will receive approximately 10 million shares of our common stock. Prior to the merger, we will engage in a 1 for 2 reverse stock split to reduce the number of our outstanding shares. This action has been approved by our shareholders. We have until December 31, 2008 to close the proposed Merger, at which time the LOI will terminate if it has not been terminated earlier.

     Iveda provides remote video monitoring services and currently has clients in Arizona and California. Iveda offers a proactive security solution using network cameras, real-time Internet-based surveillance system, and a remote monitoring facility with trained intervention specialists. Based in Mesa, Arizona, Iveda’s core monitoring service offers private and public entities what Iveda management believes to be a more affordable, reliable, and effective security solution than either security guards or closed circuit television on-site monitoring.

     As part of the merger, we have agreed to change our name to "Iveda Corporation.” After the filing of the amended articles of incorporation with the Secretary of State of the State of Nevada, we will cease using the corporate name “Charmed Homes Inc.” and do business as “Iveda Corporation.”

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

Results of operations

From Inception on June 27, 2006 to October 31, 2008

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. Our loss since inception is $94,097 of which $78,161 is for professional fees; $14,000 for donated rent and services; $3,307 is for filing fees and general office costs; and $1,320 is for property tax and utilities and $12,376 is for foreign exchange loss. We have changed our proposed business operations and will continue to complete the merger with Iveda Corporation.

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

     As of October 31, 2008, our total assets were $140,159 comprised of $140,159 in cash and our total liabilities were $46,256, comprised of a loan of $45,500 from our president, Ian Quinn and accounts payable of $756. Ian Quinn, our president, loaned us the sum of $45,500 to pay for legal, accounting, home building and other expenses. The amount due to Mr. Quinn will be repaid from the proceeds of our public offering, or by revenues generated from our operations. The loan is unsecured, without interest and due on demand. The agreement with Mr. Quinn is oral. There is no written documentation evidencing the same.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On November 21, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-147299) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On August 2007, we completed our public offering and raised $169,000 by selling 1,690,000 shares of common stock to 54 individuals. As of October 31, 2008, we had spent all of the proceeds of the public offering for professional fees, general administrative, house construction and donated fees. On June 3, 2008 the company sold its first house for $510,000 Cdn therefore we now have additional funds to commence our next business project. We have a balance on hand of $140,159.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.

99.1	Letter of Intent with IntelaSight, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of December, 2008.

CHARMED HOMES INC.
(the “Registrant”)

BY:   IAN QUINN
         Ian Quinn
         President, Principal Accounting Officer, Principal
         Executive Officer, Principal Financial Officer,
         Treasurer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the
Sarbanes-Oxley Act of 2002.

99.1	Letter of Intent with IntelaSight, Inc.