Form 10-K
period 2009-01-31
Charmed Homes Inc.
filed 2009-04-30
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2009

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
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes ☒   No ☐

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2009: $0. 00

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Charmed Homes Inc.

PART I

ITEM 1.          BUSINESS

General

We were incorporated in the state of Nevada on June 27, 2006. We have started operations. We have generated very limited revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our administrative office is located at 60 Mt. Kidd Point S.E., Calgary, Alberta, T2Z 3C5.  Our telephone number is (403) 831-2202.

Because of the change in the economy, we believed that it was in the best interests of our shareholders to change our business course.  We previously engaged in the construction and marketing of custom homes in the Calgary area in Alberta, Canada.  During 2008, we completed construction of our first such home and sold this home.  Due to downturns in the housing market in Calgary and a lack of available funding, we decided to cease operations following the sale of this single home.

Our Merger

On November 12, 2008, we entered into a letter of intent with IntelaSight, Inc., a Washington corporation d/b/a Iveda Solutions (“Iveda”). Under the Letter of Intent (“LOI”), we have agreed to merger with Iveda whereby Iveda will become our wholly-owned subsidiary and Iveda’s shareholders will receive approximately 10 million shares of our common stock.  Prior to the Merger, we will engage in a 2-for-1 reverse split to reduce the number of outstanding shares of its common stock, and the our two major shareholders will sell 5 million pre-reverse split shares of our common stock to Iveda.

As part of the merger, we have agreed to change our name to “Iveda Corporation.”  After the filing of the amended articles of incorporation with the Secretary of State of the State of Nevada, we will cease using the corporate name “Charmed Homes Inc.” and do business as “Iveda Corporation.”

The primary reason for the proposed name change was to comply with the terms of the Corporation's  Merger Agreement (the "Merger Agreement"), dated January 8, 2009 with IntelaSight, Inc., a Washington corporation d/b/a Iveda Solutions ("Iveda"), Charmed Homes Subsidiary, Inc., a Nevada corporation and our wholly owned subsidiary ("Merger Sub"), and our two major shareholders.

Under the Merger Agreement, our company and Iveda have agreed, subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, to engage in a merger (the "Merger") whereby the Merger Sub will merge with and into Iveda, and as a result Iveda will become our wholly-owned subsidiary.  As part of the Merger, Iveda's stock and derivative securities will be exchanged for stock and our derivative securities at a ratio of one share of our common stock for each one share held in Iveda immediately prior to the Merger closing.

The parties have until March 31, 2009 to close the proposed Merger, at which time either party may terminate the Merger Agreement.  The Merger Agreement may also be terminated in the event it fails to receive the approval of holders of a majority of the outstanding Iveda voting stock when submitted to the shareholders for approval, or if greater than 1% of the outstanding Iveda voting stock dissents from the Merger.

Following the Merger, the Merger Sub will cease to exist, and Iveda will be our direct, wholly-owned subsidiary.   Our current officers and directors will resign as of the closing, and our directors will be David Ly, Greg Omi, Jody Bisson, and one additional director to be appointed by Iveda and our officers will be David Ly, President and CEO, Bob Brilon, CFO and Treasurer, and Luz Berg, Secretary and Senior VP of Operations & Marketing – each of these individuals is a current officer and/or director of Iveda.  The closing will not occur until our corporation and Iveda file Articles of Merger with the States of Washington and Nevada, which will not occur until after the approval of the Iveda shareholders has been obtained and following applicable waiting periods required by SEC regulations (for the reverse split and name change) and Washington law (as Iveda intends to solicit consents in lieu of holding a special meeting of its shareholders to approve the Merger).

As part of the Merger, we have agreed to change our name to "Iveda Corporation" and the Amended Articles will accomplish this.  We intend to wait until the closing of the Merger to file the Amended Articles, and in the event the Merger does not close, we will keep our existing name.

Iveda Corporation

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

Iveda

IntelaSight, Inc. was incorporated in Washington in January 2005, and began operations at that time.  It conducts business under the name Iveda Solutions.

Iveda provides remote video monitoring services and currently has clients in Arizona and California.  Iveda offers a proactive security solution using network cameras, a real-time Internet-based surveillance system, and a remote monitoring facility with trained intervention specialists.  Based in Mesa, Arizona, Iveda's core monitoring service offers private and public entities what management believes to be a more affordable, reliable, and effective security solution than either security guards or closed circuit television ("CCTV") on-site monitoring.  Iveda has provided security solutions to 27 customers, with over 248 cameras installed, 75 of which are being monitored and 4 hosted by Iveda in 15 properties.

Iveda has recently opened its reseller distribution channel. Without active solicitation, Iveda has already signed a net eight resellers and six independent agents in 2008 and expects to partner with more in 2009.  These resellers and agents will assist Iveda in its marketing and customer service activities.

Management projects a 3-year window of opportunity to get a first mover's advantage in the real-time video surveillance market.  Management believes that Iveda remains the only company providing real-time video surveillance in the United States. Integrators and central monitoring companies, Iveda's closest competitors, provide monitoring services based on electronic alarm triggers which generate a response time of often 6-10 minutes or more.  Iveda's real-time monitoring provides immediate response capabilities. Iveda has already received local publicity for stopping crimes in progress.  Since January 2005, Iveda has raised approximately $3.2 million, which has been used to initiate and fund operations.  As Iveda has high fixed capital and operating costs that can be moderated only through increases in its customer monitoring services, Iveda needs to continue to raise capital to increase its marketing budget and obtain significant additional customers to offset its fixed costs.

Our Office

Our office is located at 60 Mt Kidd Point S.E., Calgary, Alberta, Canada T2Z 3C5. Our phone number is (403) 831-2202.

ITEM 1A.        RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.        PROPERTIES

The company has no properties.

ITEM 3.        LEGAL PROCEEDINGS

The company has no legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2008, those shareholders of Charmed entitled to vote at least a majority of the aggregate shares of Charmed’s common stock, par value $0.00001 per share (the “Common Stock”), outstanding on such date, approved two corporate actions by written consent in lieu of a special meeting. Shareholders holding in the aggregate 5,000,000 shares of Common Stock or 74.74% of the voting stock outstanding as of November 21, 2008 (the “Consenting Shareholders”) approved (1) Charmed’s Amendment to its Articles of Incorporation (the “Amended Articles”), to change Charmed’s name to “Iveda Corporation” and (2) a reverse split of the Corporation’s common stock whereby each two shares of issued and outstanding common stock as of December 5, 2008 shall be exchanged for one share of common stock.  These actions cannot take effect until at least 20 days have elapsed from the date on which the Company mails an information statement to its shareholders informing them of these corporate actions.

PART II

ITEM 5.        MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “CHDH.”A summary of trading by quarter for 2009 and 2008 fiscal years is as follows:

Fiscal Year		High Bid	Low Bid
2009
Fourth Quarter:	11-1-08 to 01-31-09	$1.50	$0.0
Third Quarter:	08-1-08 to 10-31-08	$0.0	$0.0
Second Quarter:	05-1-08 to 07-31-08	$0.0	$0.0
First Quarter:	02-1-08 to 04-30-08	$0.0	$0.0

2008
Fourth Quarter:	11-1-07 to 01-31-08	$0.0	$0.0
Third Quarter:	08-1-07 to 10-31-07	$0.0	$0.0
Second Quarter:	05-1-07 to 07-31-07	$0.0	$0.0
First Quarter:	02-1-07 to 04-30-07	$0.0	$0.0

We issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. In August 2007, we also issued 1,690,000 shares of common stock to 54 individuals. This was also accounted for as a sale of common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

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

The home is now sold, but with the significantly slower market in Calgary and area, it took much longer that expected to sell and we did not realize the profit we had anticipated. The sale of the home was just on June 3, 2008.

Due to the state of the Calgary housing market, there is a tremendous amount of new home inventory available and house prices are dropping significantly. Therefore we have discontinued our operations in home building.

Future Operations

Because of the change in the economy, we believed that it was in the best interests of our shareholders to change our business course.

On November 12, 2008, we entered into a letter of intent with IntelaSight, Inc., a Washington corporation d/b/a Iveda Solutions ("Iveda"). Under the Letter of Intent (“LOI”), we have agreed to merger with Iveda whereby Iveda will become our wholly-owned subsidiary and Iveda's shareholders will receive approximately 10 million shares of our common stock. Prior to the merger, we will engage in a 1-for-2 reverse stock split to reduce the number of our outstanding shares.

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

Results of operations

From Inception on June 27, 2006 to January 31, 2009

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have also completed and sold our first house. Our loss since inception is $105,956 of which $88,371 is for professional fees; $15,500 is for donated rent and services; $3,456 is for filing fees and general office costs; $1,320 is for property tax and utilities and $12,376 is for foreign exchange loss. We have changed our proposed business operations and will continue to complete the merger with Iveda Corporation.

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

As of January 31, 2009, our total assets were $86,957 comprised of $86,957 in cash and our total liabilities were $3,413, comprised of accounts payable of $3,413.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Charmed Homes Inc.
(A Development Stage Company)

January 31, 2009

Index

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statement of Stockholders’ Equity	F–5

Notes to the Consolidated Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Charmed Homes Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Charmed Homes Inc. (A Development Stage Company) as of January 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended and accumulated for the period from June 27, 2006 (Date of Inception) to January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charmed Homes Inc. (A Development Stage Company) as of January 31, 2009 and 2008, and the results of its operations, cash flows and stockholders’ equity for the years then ended and accumulated for the period from June 27, 2006 (Date of Inception) to January 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 14, 2009

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	January 31,	January 31,
	2009 $	2008 $

ASSETS

Current Assets

Cash	86,957	22,748
Inventory (Note 3)	–	489,844

Total Assets	86,957	512,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	3,413	2,796
Due to related party (Note 4(a))	–	395,751

Total Liabilities	3,413	398,547

Contingency (Note 1)
Subsequent Event (Note 7)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.00001 par value; 6,690,000 shares issued and outstanding (Note 5)	67	67

Additional Paid-in Capital	173,933	173,933

Donated Capital (Note 4(b))	15,500	9,500

Deficit Accumulated During the Development Stage	(105,956)	(69,455)

Total Stockholders’ Equity	83,544	114,045

Total Liabilities and Stockholders’ Equity	86,957	512,592

(The accompanying notes are an integral part of these consolidated financial statements)

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated from	For the Year	For the Year
	June 27, 2006	Ended	Ended
	(Date of Inception)	January 31,	January 31,
	to January 31, 2009	2009	2008
	$	$	$

Revenue	505,665	505,665	–

Cost of Goods Sold	490,598	490,598	–

Gross Profit	15,067	15,067	–

Expenses

Donated services and rent (Note 4(b))	15,500	6,000	6,000
Foreign exchange loss	12,376	5,300	7,076
General and administrative	3,456	360	2,710
Professional fees	88,371	38,588	34,783
Property taxes and utilities	1,320	1,320	–

Total Expenses	121,023	51,568	50,569

Net Loss For the Period	105,956	36,501	50,569

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		6,690,000	5,972,000

(The accompanying notes are an integral part of these consolidated financial statements)

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated from June 27, 2006 (Date of Inception) to January 31, 2009	For the Year Ended January 31, 2009	For the Year Ended January 31, 2008
	$	$	$

Operating Activities

Net loss for the period	(105,956)	(36,501)	(50,569)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Donated services and rent	15,500	6,000	6,000

Changes in operating assets and liabilities

Inventory	–	489,844	(489,844)
Accounts payable	3,413	617	2,416

Net Cash Provided By (Used In) Operating Activities	(87,043)	459,960	(531,997)

Financing Activities

Advances from a related party	–	–	380,751
Repayment of related party advances	–	(395,751)	–
Proceeds from issuance of common stock	174,000	–	169,000

Net Cash Provided By (Used In) Financing Activities	174,000	(395,751)	549,751

Increase in Cash	86,957	64,209	17,754

Cash - Beginning of Period	–	22,748	4,994

Cash - End of Period	86,957	86,957	22,748

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from June 27, 2006 (Date of Inception) to January 31, 2009
(Expressed in US dollars)

	Common Stock		Additional Paid-In	Donated	Deficit Accumulated During the Development
	Number	Par Value	Capital	Capital	Stage	Total
		$	$	$	$	$
Balance - June 27, 2006 (Date of Inception)	-	-	-	-	-	-
Common stock issued for cash at $0.001 per share	5,000,000	50	4,950	-	-	5,000
Donated services and rent	-	-	-	3,500	-	3,500
Net loss for the period	-	-	-	-	(18,886)	(18,886)
Balance – January 31, 2007	5,000,000	50	4,950	3,500	(18,886)	(10,386)
Common stock issued for cash at $0.10 per share	1,690,000	17	168,983	-	-	169,000
Donated services and rent	-	-	-	6,000	-	6,000
Net loss for the year	-	-	-	-	(50,569)	(50,569)
Balance – January 31, 2008	6,690,000	67	168,983	9,500	(69,455)	114,045
Donated services and rent	-	-	-	6,000	-	6,000
Net loss for the year	-	-	-	-	(36,501)	(36,501)
Balance – January 31, 2009	6,690,000	67	173,933	15,550	(105,956)	83,544

(The accompanying notes are an integral part of these consolidated financial statements)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009
(Expressed in US dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $505,665 since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2009, the Company has accumulated losses of $105,956. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, are expressed in US dollars and include the accounts of the Company and its wholly-owned subsidiary, Charmed Homes Subsidiary, Inc., which was incorporated on November 26, 2008. All intercompany transactions and balances have been eliminated upon consolidation.  The Company’s fiscal year-end is January 31.

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

c)	Earnings Per Share

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009
(Expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Inventory

Inventory consists of real estate purchased for resale and is valued at the lower of cost and net realizable value. Cost is determined using the specific identification method.

g)	Financial Instruments

Financial instruments, which include cash and accounts payable, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009
(Expressed in US dollars)

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

m) Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective February 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009
(Expressed in US dollars)

2.      Summary of Significant Accounting Policies (continued)

m)       Recently Adopted Accounting Pronouncements (continued)

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Effective February 1, 2008, the Company adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of January 31, 2009.

3.           Inventory

	January 31, 2009 $	January 31, 2008 $
Land	–	153,653
Building	–	311,844
Other	–	24,347

	–	489,844

4.      Related Party Transactions

a)
As at January 31, 2008 the Company owed $395,751 to the president of the Company. During the year ended January 31, 2009, this amount was repaid. The amount owing was unsecured, non-interest bearing, and due on demand.

b)
Commencing July 1, 2006, the president of the Company has provided management services and office space to the Company with an estimated fair value of $300 and $200 per month, respectively. During the year ended January 31, 2009, the Company recorded donated services of $3,600 (2007 - $3,600) and donated rent of $2,400 (2007 - $2,400).

5.      Common Stock

a)	In July 2007, the Company issued 1,690,000 common shares of the Company at a price of $0.10 per common share for proceeds of $169,000 pursuant to an SB-2 Registration Statement.

b)	On July 15, 2006, the Company issued 5,000,000 shares of common stock to officers and directors at a price of $0.001 per share for cash proceeds of $5,000.

6.      Income Taxes

The Company is subject to United States income taxes at a rate of 35%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2009 $	January 31, 2008 $
Expected income tax recovery at statutory rate	(12,776)	(17,699)
Non-deductible expenses	2,100	2,100
Change in valuation allowance	10,676	15,599
Income tax recovery	–	–

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2009
(Expressed in US dollars)

6.      Income Taxes

The significant components of net deferred tax assets at January 31, 2009 and 2008 are as follows:

	January 31, 2009 $	January 31, 2008 $
Deferred tax assets:
Cumulative net operating losses	31,660	20,984
Less valuation allowance	(31,660)	(20,984)
Net deferred tax asset	–	–

The Company has incurred net operating losses of $90,456 which, if unutilized, will expire as follows:

Year Incurred	Amount $	Year of Expiry
2007	15,386	2027
2008	44,569	2028
2009	30,501	2029
	90,456

7.      Subsequent Event

On January 8, 2009, the Company entered into a merger agreement (the “Agreement”) with IntelaSight, Inc. (“IntelaSight”). Under the Agreement, the Company will engage in a 1 for 2 reverse stock split and IntelaSight’s stock and derivative securities will be exchanged for stock and derivative securities of the Company at a ratio of one share of the Company’s common stock for one share of IntelaSight. IntelaSight will merge with the Company’s subsidiary, Charmed Homes Subsidiary, Inc. The Agreement is subject to the satisfaction of closing conditions and shareholder approval.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to January 31, 2009, included in this report have been audited by Manning Elliott LLC, Chartered Accountants, 701 West Georgia Street, Suite 1400, Vancouver, British Columbia V7Y 1C6, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of January 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Ian Quinn	36	President, chief executive officer, treasurer, chief
60 Mt Kidd Pt SE		financial officer, chief accounting officer, and
Calgary, Alberta T2Z 3C5		a member of the board of directors

Kevin Liggins	42	secretary and a member of the board of directors
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

Kevin Liggins has been secretary and a member of our board of directors since our inception on June 27, 2006.  Since February, 2003, Mr. Liggins has worked as a contractor specializing in residential renovations.  From August 2000 to February 2003, Mr. Liggins was a team leader at All New Manufacturing, which engaged in the business powder coating steel products.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 require our officer, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock.  Based solely upon our review and representations by our officers, directors and 10% owners of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending January 31, 2009 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ian Quinn	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Kevin Liggins	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

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

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Quinn	0	0	0	0	0	0	0
Kevin Liggins	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner [1]	Number of Shares	Percentage of Ownership
Ian Quinn	2,500,000	37.37%
60 Mt Kidd Pt SE
Calgary, Alberta
Canada T2Z 3C5

Kevin Liggins	2,500,000	37.37%
1308 Bayside Ave. SW
Airdrie, Alberta
Canada T4B 2X4

All officers and directors as a group (2 Individuals)	5,000,000	74.74%

[1]
The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs Quinn and Liggins are our only “promoters”.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2006, we issued a total of 2,500,000 shares of restricted common stock to Ian Quinn, one of our officers and directors in consideration of $2,500 and 2,500,000 shares of restricted common stock to Kevin Liggins, one of our officers and directors in consideration of $2,500.

           Ian Quinn, our president, loaned us the sum of $395,751 to pay for legal, accounting, building costs and other expenses. The amount due Mr. Quinn has been repaid.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$14,962	Manning Elliott LLP
2008	$10,900	Manning Elliott LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Manning Elliott LLP
2008	$0	Manning Elliott LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Manning Elliott LLP
2008	$0	Manning Elliott LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Manning Elliott LLP
2008	$0	Manning Elliott LLP

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

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	04/20/07	3.1

3.2	Bylaws.	SB-2	04/20/07	3.2

4.1	Specimen Stock Certificate.	SB-2	04/20/07	4.1

14.1	Code of Ethics.	10-K	04/30/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Subscription Agreement.	SB-2	04/20/07	99.1

99.2	Audit Committee Charter.	10-K	4/30/08	99.2

99.3	Disclosure Committee Charter.	10-K	4/30/08	99.3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2009.

CHARMED HOMES INC.

BY:	IAN QUINN
Ian Quinn
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

IAN QUINN	President, Principal Executive Officer,	April 28, 2009
Ian Quinn	Treasurer, Principal Financial Officer,
Principal Accounting Officer, and a
member of the Board of Directors

KEVIN LIGGINS	Secretary and a member of the Board of	April ____, 2009
Kevin Liggins	Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	04/20/07	3.1

3.2	Bylaws.	SB-2	04/20/07	3.2

4.1	Specimen Stock Certificate.	SB-2	04/20/07	4.1

14.1	Code of Ethics.	10-K	04/30/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).				X

99.1	Subscription Agreement.	SB-2	04/20/07	99.1

99.2	Audit Committee Charter.	10-K	4/30/08	99.2

99.3	Disclosure Committee Charter.	10-K	4/30/08	99.3