Form 10-Q
period 2009-04-30
Charmed Homes Inc.
filed 2009-06-16
CIK 1397183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   6,690,000 as of June 15, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

April 30, 2009

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	(Unaudited) April 30,	January 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	83,531	86,957

Total Assets	83,531	86,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	13,843	3,413

Total Liabilities	13,843	3,413

Contingency (Note 1)
Commitment (Note 4)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.00001 par value;
6,690,000 shares issued and outstanding	67	67

Additional Paid-in Capital	173,933	173,933

Donated Capital (Note 3)	17,000	15,500

Deficit Accumulated During the Development Stage	(121,312)	(105,956)

Total Stockholders’ Equity	69,688	83,544

Total Liabilities and Stockholders’ Equity	83,531	86,957

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	June 27, 2006 (Date	Three Months	Three Months
	of Inception) to	Ended	Ended
	April 30,	April 30,	April 30,
	2009	2009	2008
	$	$	$

Revenue	505,665	–	–

Cost of Goods Sold	490,598	–	–

Gross Profit	15,067	–	–

Expenses

Donated services and rent (Note 3)	17,000	1,500	1,500
Foreign exchange loss	12,376	–	6,101
General and administrative	3,468	12	181
Professional fees	102,215	13,844	10,238
Property taxes and utilities	1,320	–	–

Total Expenses	136,379	15,356	18,020

Net Loss for the Period	121,312	15,356	18,020

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		6,690,000	6,690,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from
	June 27, 2006	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to April 30,	April 30,	April 30,
	2009	2009	2008
	$	$	$

Operating Activities

Net loss for the period	(121,312)	(15,356)	(18,020)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Donated services and rent	17,000	1,500	1,500

Changes in operating assets and liabilities

Accounts payable	4,393	980	1,435
Accrued liability	9,450	9,450	7,088
Due to related party	–	–	6,101

Net Cash Provided By (Used In) Operating Activities	(90,469)	(3,426)	(1,896)

Financing Activities

Proceeds from issuance of common stock	174,000	–	–

Net Cash Provided By (Used In) Financing Activities	174,000	–	–

Increase (decrease) in Cash	83,531	(3,426)	(1,896)

Cash - Beginning of Period	–	86,957	22,748

Cash - End of Period	83,531	83,531	20,852

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $505,665 since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2009,the Company has accumulated losses of $121,312. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)  Use of Estimates
The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009
(Expressed in US dollars)
(unaudited)

2.        Summary of Significant Accounting Policies (continued)

d)  Earnings Per Share
The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There are no dilutive securities outstanding at April 30, 2009.

e)  Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)   Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)  Inventory
Inventory consists of real estate purchased for resale and is valued at the lower of cost and net realizable value. Cost is determined using the specific identification method.

h)  Financial Instruments
Financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
April 30, 2009
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

   l)   Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued or available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of this statement.

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”. SFAS No. 164 provides guidance on accounting for a combination of not-for-profit entities, which is a transaction or other event that results in a not-for-profit entity initially recognizing another not-for-profit entity, a business, or a non-profit activity in its financial statements. It is effective for financial statements issued for fiscal years beginning after December 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

   m) Recently Adopted Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. Effective February 1, 2009, the Company adopted SFAS No.163. The adoption of SFAS No. 163 did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective February 1, 2009, the Company adopted SFAS No. 161. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2009
(Expressed in US dollars)
(unaudited)

2.        Summary of Significant Accounting Policies (continued)

 m) Recently Adopted Accounting Pronouncements (continued)
In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Effective February 1, 2009, the Company adopted SFAS No. 160. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. Effective February 1, 2009, the Company adopted SFAS No. 141. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial statements.

3.       Related Party Transactions

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the three months ended April 30, 2009, the Company recorded donated services of $900 (2008 - $900) and donated rent of $600 (2008 - $600).

4.       Commitment

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

Results of operations

From Inception on June 27, 2006 to April 30, 2009

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have also completed and sold our first house. Our loss since inception is $121,312 of which $102,215 is for professional fees; $17,000 is for donated rent and services; $3,468 is for filing fees and general office costs; $1,320 is for property tax and utilities and $12,376 is for foreign exchange loss. We have changed our proposed business operations and will continue to complete the merger with Iveda Corporation.

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

As of April 30, 2009, our total assets were $83,531 comprised of $83,531 in cash and our total liabilities were $13,843, comprised of accounts payable of $13,843.

On June 3, 2008, we sold our real property for consideration of CDN$510,000.

Recent accounting pronouncements

    In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued or available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after June 15, 2009. Management is currently evaluating the impact of this statement.

    In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”. SFAS No. 164 provides guidance on accounting for a combination of not-for-profit entities, which is a transaction or other event that results in a not-for-profit entity initially recognizing another not-for-profit entity, a business, or a non-profit activity in its financial statements. It is effective for financial statements issued for fiscal years beginning after December 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

    In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. Effective February 1, 2009, the Company adopted SFAS No.163 . The adoption of SFAS No. 163 did not have a material effect on the Company’s financial statements.

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective February 1, 2009, the Company adopted SFAS No. 161. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial statements.

    In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Effective February 1, 2009, the Company adopted SFAS No. 160. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial statements.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. Effective February 1, 2009, the Company adopted SFAS No. 141. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of June, 2009.

CHARMED HOMES INC.
(Registrant)

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