Form 10-Q
period 2009-07-31
Charmed Homes Inc.
filed 2009-09-14
CIK 1397183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   6,690,000 as of September 12, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Charmed Homes Inc.
(A Development Stage Company)

July 31, 2009

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	July 31,	January 31,
	2009	2009
	$	$
	(unaudited)

ASSETS

Current Assets
Cash	64,233	86,957

Total Assets	64,233	86,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	2,171	3,413

Total Liabilities	2,171	3,413

Contingency (Note 1)
Commitment (Note 4)

Stockholders’ Equity

Common Stock, 200,000,000 shares authorized, $0.00001 par value;
6,690,000 shares issued and outstanding	67	67

Additional Paid-in Capital	173,933	173,933

Donated Capital (Note 3)	18,500	15,500

Deficit Accumulated During the Development Stage	(130,438)	(105,956)

Total Stockholders’ Equity	62,062	83,544

Total Liabilities and Stockholders’ Equity	64,233	86,957

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated
	from June 27,
	2006 (Date of	Three Months	Three Months	Six Months	Six Months
	Inception) to	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,	July 31,
	2009	2009	2008	2009	2008
	$	$	$	$	$

Revenue	505,665	–	505,665	–	505,665

Cost of Goods Sold	490,598	–	490,598	–	490,598

Gross Profit	15,067	–	15,067	–	15,067

Expenses

Donated services and rent (Note 3)	18,500	1,500	1,500	3,000	3,000
Foreign exchange loss	12,376	–	918	–	7,019
General and administrative	3,634	166	18	178	199
Professional fees	109,675	7,460	10,772	21,304	21,010
Property taxes and utilities	1,320	–	1,320	–	1,320

Total Expenses	145,505	9,126	14,528	24,482	32,548

Net Income (Loss) for the Period	(130,438)	(9,126)	539	(24,482)	(17,481)

Net Income (Loss) Per Share –
Basic and Diluted		(–)	(–)	(–)	(–)

Weighted Average Shares
Outstanding		6,690,000	6,690,000	6,690,000	6,690,000

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Months	Six Months
	Ended	Ended
	July 31,	July 31,
	2009	2008
	$	$

Operating Activities

Net loss for the period	(24,482)	(17,481)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Donated services and rent	3,000	3,000
Changes in operating assets and liabilities
Inventory	–	489,844
Accounts payable	(3,242)	2,815
Accrued liability	2,000	5,180
Due to related party	–	(4,330)

Net Cash Provided By (Used In) Operating Activities	(22,724)	479,028

Financing Activities
Repayment of related party advances	–	(344,202)
Proceeds from issuance of common stock	–	–

Net Cash Provided By (Used In) Financing Activities	–	(344,202)

Increase (Decrease) in Cash	(22,724)	134,826

Cash - Beginning of Period	86,957	22,748

Cash - End of Period	64,233	157,574

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements.)

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenues of $505,665 since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2009, the Company has accumulated losses of $130,438. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Summary of Significant Accounting Policies

a)	Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, are expressed in US dollars and include the accounts of the Company and its wholly-owned subsidiary, Charmed Homes Subsidiary, Inc., which was incorporated on November 26, 2008. All intercompany transactions and balances have been eliminated upon consolidation.  The Company’s fiscal year-end is January 31. The Company has evaluated all subsequent events through the time at which the Company’s Form 10-Q for the quarter ended July 31, 2009 was filed with the SEC on September 14, 2009.

b)	Interim Financial Statements
These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2009, included in the Company’s Annual Report on Form 10-K filed April 30, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2009, and the results of its operations and cash flows for the six month periods ended July 31, 2009 and 2008. The results of operations for the period ended July 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

d)      Earnings Per Share
The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There are no dilutive securities outstanding at July 31, 2009.

e)      Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)      Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)     Inventory
Inventory consists of real estate purchased for resale and is valued at the lower of cost and net realizable value. Cost is determined using the specific identification method.

h)      Financial Instruments and Fair Value Measurements
SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

h)      Financial Instruments and Fair Value Measurements (continued)
The Company’s financial instruments consist principally of cash and accounts payable. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company estimates that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the Company has not incurred a loss relating to this concentration of credit risk.

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

l)      Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  Under SFAS No. 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

l)     Recent Accounting Pronouncements (continued)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. SFAS No. 167 also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS No. 167, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years and early application is prohibited. Management is currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”. SFAS No. 166 limits the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS No. 166. SFAS No. 166 is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009, and interim periods within those fiscal years and early application is prohibited. Management is currently evaluating the impact of this statement.

m)     Recently Adopted Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the quarter ended July 31, 2009 and had no impact on the consolidated financial results. See related disclosure included in Note 2(a).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective November 15, 2008.  The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective February 1, 2009, the Company adopted SFAS 161. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial statements.

Charmed Homes Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009
(Expressed in US dollars)
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

m)     Recently Adopted Accounting Pronouncements (continued)
In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Effective February 1, 2009, the Company adopted SFAS 160. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. Effective February 1, 2009, the Company adopted SFAS 141. The adoption of SFAS 141 did not have a material effect on the Company’s consolidated financial statements.

3.      Related Party Transactions

Commencing July 1, 2006, the President of the Company provided management services and office space to the Company with a fair value of $300 and $200 per month, respectively. During the six months ended July 31, 2009, the Company recorded donated services of $1,800 (2008 - $1,800) and donated rent of $1,200 (2008 - $1,200).

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

Initial financing through the bank was avoided by obtaining an interest free loan of $25,000 from our President, Ian Quinn.  The plot plan and blueprint were submitted to the developer of the subdivision and approvals were received.

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

Results of operations

From Inception on June 27, 2006 to July 31, 2009

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our registration statement. We have also completed and sold our first house. Our loss since inception is $130,438 of which $109,675 is for professional fees; $18,500 is for donated rent and services; $3,634 is for filing fees and general office costs; $1,320 is for property tax and utilities and $12,376 is for foreign exchange loss. We have changed our proposed business operations and will continue to complete the merger with Iveda Corporation.

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

As of July 31, 2009, our total assets were $64,233 comprised of $64,233 in cash and our total liabilities were $2,171, comprised of accounts payable of $2,171.

On June 3, 2008, we sold our real property for consideration of CDN$510,000.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  Under SFAS No. 168, the FASB Accounting Standards Codification (Codification) will become the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement will have no material impact on the Company’s consolidated financial statements but will require that interim and annual filings include references to the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 amends the accounting for variable interest entities (“VIEs”) and changes the process as to how an enterprise determines which party consolidates a VIE. SFAS No. 167 also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS No. 167, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years and early application is prohibited. Management is currently evaluating the impact of this statement.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”. SFAS No. 166 limits the circumstances in which a financial asset may be derecognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS No. 166. SFAS No. 166 is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009, and interim periods within those fiscal years and early application is prohibited. Management is currently evaluating the impact of this statement.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued or available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 in the quarter ended July 31, 2009 and had no impact on the consolidated financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective February 1, 2009, the Company adopted SFAS No. 161. The adoption of SFAS No. 161 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. Effective February 1, 2009, the Company adopted SFAS No. 160. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. Effective February 1, 2009, the Company adopted SFAS No. 141. The adoption of SFAS No. 141 did not have a material effect on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of September, 2009.

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