Form 10-Q
period 2009-09-30
Iveda Corp
filed 2009-11-25
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File No. 000-53285

IVEDA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0611159 (I.R.S. Employer Identification No.)

1201 South Alma School Road, Suite 4450, Mesa, Arizona (Address of principal executive offices)	85210 (Zip Code)

Registrant's telephone number, including area code: (480) 307-8700

Charmed Homes, Inc., 60 Mt. Kidd Point SE, Calgary, Alberta T2Z 3C5, Canada
January 31
(Former Name, Former Address and Former Fiscal Year End)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of November 13, 2009
Common stock, $0.00001 par value	10,282,353 (does not include the 2,500,000 shares held in escrow to be cancelled)

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS	1
CONDENSED STATEMENTS OF OPERATIONS	3
CONDENSED STATEMENTS OF CASH FLOWS	4
CONDENSED NOTES TO FINANCIAL STATEMENTS	5

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
(A WASHINGTON CORPORATION)
CONDENSED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,933	$335,189
Accounts Receivable	40,979	26,971
Inventory	4,017	13,530
Prepaid Expenses	3,030	11,532
Total Current Assets	49,959	387,222

PROPERTY AND EQUIPMENT
Office Equipment	89,227	87,050
Furniture and Fixtures	27,416	22,712
Software	36,800	36,634
Leased Equipment	226,496	213,460
Leasehold Improvements	37,007	34,495
Total Property and Equipment	416,946	394,351
Less: Accumulated Depreciation	158,354	99,099
Property and Equipment, Net	258,592	295,252

OTHER ASSETS
Escrow Deposits	10,000	50,000
Deposits	16,523	16,523

Total Assets	$335,074	$748,997

See accompanying Notes to Financial Statements.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
(A WASHINGTON CORPORATION)
CONDENSED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$125,034	$48,465
Accrued Expenses	120,621	70,285
Deferred Revenue	12,141	21,964
Current Portion of Capital Lease Obligations	78,831	65,916
Short-Term Notes Payable	424,900	-

Total Current Liabilities	761,527	206,630

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	70,462	117,162
Total Liabilities	831,989	323,792

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 10,000,000 shares authorized	-	-
Common Stock, $0.001 par value; 40,000,000 shares
authorized; 9,026,804 and 8,774,304 shares
issued and outstanding, as of September 30, 2009 and December 31, 2008, respectively	9,027	8,774

Additional Paid-In Capital	3,638,757	3,385,251

Accumulated Deficit	(4,144,699)	(2,968,820)
Total Stockholders' Equity (Deficit)	(496,915)	425,205

Total Liabilities and Stockholders' Equity (Deficit)	$335,074	$748,997

See accompanying Notes to Financial Statements.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
(A WASHINGTON CORPORATION)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	3 Months Ending	3 Months Ending	9 Months Ending	9 Months Ending
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

REVENUE	$159,481	$81,550	$491,730	$410,529

COST OF REVENUE	123,565	79,609	386,555	256,856

GROSS PROFIT	35,916	1,941	105,175	153,673

OPERATING EXPENSES	334,222	406,172	1,258,983	1,113,825

LOSS FROM OPERATIONS	(298,306)	(404,231)	(1,153,808)	(960,152)

OTHER INCOME (EXPENSE)
Interest Income	-	2,457	1,184	2,457
Interest Expense	(8,314)	(6,188)	(23,255)	(22,712)
Total Other Income (Expense)	(8,314)	(3,731)	(22,071)	(20,255)

LOSS BEFORE INCOME TAXES	(306,620)	(407,962)	(1,175,879)	(980,407)

BENEFIT (PROVISION) FOR INCOME TAXES	-	155,000	-	300,000

NET LOSS	$(306,620)	$(252,962)	$(1,175,879)	$(680,407)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)	$(0.13)	$(0.11)

See accompanying Notes to Financial Statements.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
(A WASHINGTON CORPORATION)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	9 Months Ending	9 Months Ending
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,175,879)	$(680,407)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation	59,254	16,786
Stock Compensation	30,000	179,000
Deferred Tax Benefit		(300,000)
(Increase) Decrease in Operating Assets:
Accounts Receivable	(14,008)	(329)
Inventory	9,513	-
Prepaid Expense	8,502	(12,779)
Deposits	-	(13,985)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	76,569	1,442
Accrued Expenses	50,337	56,878
Deferred Revenue	(9,823)	-
Billings in Excess of Costs and Estimated Earnings on
Uncompleted Contracts	-	(12,805)
Net Cash Used by Operating Activities	(965,535)	(766,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Escrow Deposit reduction	40,000	-
Purchase of Property and Equipment	(9,559)	(33,081)
Net Cash Provided (Used) by Investing Activities	30,441	(33,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Short-Term Borrowings	424,900	175,916
Payments on Capital Lease Obligations	(46,822)	(13,308)
Common Stock Issued, net of Costs of Capital	223,760	1,544,298
Net Cash Provided by Financing Activities	601,838	1,706,906

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(333,256)	907,626

Cash and Cash Equivalents - Beginning of Year	335,189	41,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,933	$948,970

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$23,255	$7,699
Property and Equipment Purchased via Capital Lease	$13,036	$201,378

See accompanying Notes to Financial Statements.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

IntelaSight, Inc. dba Iveda Solutions (“Iveda” or “the Company”) began operations
January 24, 2005. The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations throughout the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated accumulated losses of $4,144,699 through September 30, 2009.  The company has a working capital deficit as of September 30, 2009 of $711,568.  These conditions raise substantial doubt about the company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

A multi-step plan was adopted by management to enable the company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	Continue to raise addition equity capital to fund operations

•	Establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.

Management has reviewed and evaluated material subsequent events from the balance sheet date of September 30, 2009, through the financial statements issue date of November 25, 2009.  All appropriate subsequent event disclosures have been made in the notes to our unaudited condensed financial statements.

Basis of Presentation and Accounting

As disclosed in Note 6 Subsequent Events, the Company effected a recapitalization with Charmed Homes, Inc., a publicly reporting company. The Company’s fiscal year end of December will be used for reporting results of operations. Accordingly, the financial statements reported in this filing represent the current and historical results of operations of the Company.

The unaudited interim financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual audited financial statements and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2008, that were filed in the 8-K dated October 21, 2009 with the U.S. Securities and Exchange Commission.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the expected results of operations for the full year or any future period. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue and Expense Recognition

Revenues from monitoring services are recognized when the services are provided. Expenses are recognized as incurred.

Revenues from fixed-price equipment installation contracts are recognized on the percentage-of-completion method. The percentage completed is measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs and revenues, it is at least reasonably possible that the estimates used will change.

Contract costs include all direct material, subcontractors, labor costs, and equipment costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Profit incentives are included in revenues when their realization is reasonably assured. Claims are included in revenues when realization is probable and the amount can be reliably estimated.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2008 and 2007 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2008 and 2007, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation, therefore, no compensation expense is recognized for these awards in accordance with SFAS 123R.  The Company has recognized $30,000 and $179,000 of stock compensation for the nine months ended September 30, 2009 and 2008, respectively.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820, Fair Value Measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value as follows:

Level 1 – Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Inputs that include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Fair values for these instruments are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Level 3 – Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company also adopted ASC 825, The Fair Value Option for Financial Assets and Liabilities on January 1, 2008. ASC 825 allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. The Company has not elected to measure any existing financial instruments at fair value at January 1, 2008, as permitted under ASC 825. However, the Company may elect to measure newly acquired financial instruments at fair value in the future.

New Accounting Standards

In May 2009, the FASB issued ASC 855 “Subsequent Events”. ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim or annual financial periods ending after September 15, 2009.   We adopted this statement as of the September 30, 2009 reporting period.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
In April 2009, the FASB issued three related FASB Staff Positions: (i) ASC 320, “Recognition of Presentation of Other-Than-Temporary Impairments” (“ASC 320”), (ii) ASC 825 and ASC 270, “Interim Disclosures about Fair Value of Financial Instruments”, and (iii) ASC 820, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which are effective for interim and annual reporting periods ending after September 15, 2009. ASC 320 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. ASC 825 and ASC 270 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 820 provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements”. We adopted these Staff Positions, but they did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2: FAIR VALUE OF FINANCIAL INSTRUMENTS

Determination of Fair Value

At September 30, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

Level 1:     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

Level 2:     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3:    Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Short-Term Notes Payable:     Market prices are not available for the Company's short term notes payable nor are market prices of similar notes available. The Company assessed that the fair value of this asset approximates its carrying value.

The method described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following tables present the fair value of financial instruments as of September 30, 2009, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at September 30, 2009:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Short-Term Notes Payable	-	-	$(424,900)	$(424,900)
Total assets and liabilities at fair value	$-	$-	$(424,900)	$(424,900)

Level 3 Reconciliation:	Short-Term Notes Payable
Level 3 assets and liabilities at December 31, 2008:	$-
Purchases, sales, issuances and settlements (net)	(424,900)
Total level 3 assets and liabilities at September 30, 2009	$(424,900)

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3: RELATED PARTY TRANSACTIONS

The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings have always been less than 5% of the Company’s outstanding stock but the revenue for the nine months ended September 30, 2009 and the year ending 2008 was $45,307 and $40,466, respectively, and there was a trade accounts receivable balance of $0 and $3,021 at September 30, 2009 and December 31, 2008, respectively.

The Company has borrowed $157,000 through September 30, 2009 from various shareholders at no interest and with a maturity date of December 31, 2009.

NOTE 4: EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC 260 “Earnings Per Share“(“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. Diluted EPS also includes the effect of potentially dilutive common shares.  The Company had net losses for the three and six months ended September 30, 2009 and 2008 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the three and six months ended September 30, 2009 and 2008.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Basic and Diluted EPS
Net Loss	$(306,620)	$(252,962)	$(1,175,879)	$(680,407)
Weighted Average Shares	8,936,804	6,691,567	8,966,804	6,124,292
Basic and Diluted Loss Per Share	$(0.03)	$(0.04)	$(0.13)	$(0.11)

NOTE 5: COMMON STOCK

The Company issued 85,000 shares of common stock for $1 per share in the quarter ended March 31, 2009 and 155,000 shares for the quarter ended June 30, 2009 and 12,500 shares for the quarter ended September 30, 2009 under a private placement memorandum and $28,740 cost of financing were incurred for the nine month period ending September 30, 2009.

NOTE 6: SUBSEQUENT EVENTS

The Company issued 403,539 shares of common stock for $1 per share in October 2009 under the default conversion features of debentures sold in 2009.

On October 15, 2009, Iveda Corporation, a Nevada corporation fka Charmed Homes Inc. (the "Company" or "Iveda" or the "Registrant"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with IntelaSight, Inc., a Washington corporation ("IntelaSight"), Ian Quinn and Kevin Liggins.  Pursuant to the Stock Purchase Agreement, Mr. Quinn and Mr. Liggins, the majority shareholders of the Company, sold the 2.5 million post-reverse split shares of common stock they owned to IntelaSight in exchange for cash consideration of $200,000 of which  $50,000 was paid at or prior to the closing, and the remaining $150,000 will be paid in equal $50,000 installments due three, six and nine months post-closing.  These funds were and will be obtained through a combination of revenues and capital raised from IntelaSight investors.  Pending full payment, the shares sold by Mr. Quinn and Mr. Liggins are being held in escrow by the Company's transfer agent, and if payment is not made, a portion of the shares would be returned to Mr. Quinn and Mr. Liggins.  IntelaSight intends to cancel the shares once they are released from the escrow.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

On October 15, 2009, the merger (the "Merger") contemplated by the Merger Agreement dated as of January 8, 2009 by and among the Company, IntelaSight, Charmed Homes Subsidiary, Inc., a Nevada corporation (the "Merger Sub"), and certain shareholders (the "Merger Agreement"), was completed as of the filing of Articles of Merger with the Secretaries of State of the States of Nevada and Washington, merging the Merger Sub into IntelaSight.

As a result of the Merger and pursuant to the Merger Agreement, IntelaSight has become a wholly-owned subsidiary of the Company, and the Registrant is issuing shares of its common stock to holders of common stock of IntelaSight at a rate of one share of the Registrant's common stock for each share of IntelaSight common stock.  Options and warrants to purchase common stock of IntelaSight will also be converted at the same rate into options and warrants to purchase common stock of the Registrant.  Immediately prior to the Merger and following its recent 2:1 reverse stock split (which was completed effective October 12, 2009), the Registrant had approximately 845,000 shares of common stock outstanding (not including the 2.5 million shares of the Company's common stock held by IntelaSight purchased from Mr. Quinn and Mr. Liggins pursuant to the Stock Purchase Agreement, which shares will be cancelled following their release from escrow).

Following the Merger, the Registrant has 9,881,800 shares of common stock outstanding (not including the 2.5 million shares sold pursuant to the Stock Purchase Agreement which will be cancelled following their release from escrow). The total number of shares outstanding, on a fully-diluted basis, post merger will be 11,628,807, which includes not only shares of common stock, but also warrants and options that could be exercised for shares of common stock. Following the Merger, on a fully diluted basis (but excluding the escrowed shares), the shareholders of IntelaSight own 92.7% of the Registrant's outstanding securities, and the Registrant's shareholders own 7.3% of the Registrant's outstanding securities.

The following table sets forth selected financial data of Charmed Homes for the period ended September 30, 2009.  The data for the fiscal period ending September 30, 2009 has been derived from the financial statements of Charmed Homes.

We are presenting the unaudited Condensed Balance Sheet at September 30, 2009 and January 31, 2009 (prior fiscal year end).  The unaudited Condensed Statements of Operations for the period ended September 30, 2009.

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Unaudited Condensed Balance Sheets	Charmed Homes	Charmed Homes
	September 30,	January 31,
	2009	2009
ASSETS

CURRENT ASSETS
Cash	$64,047	$86,957
Total Assets	64,047	86,957

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	4,720	3,413
Total Liabilities	4,720	3,413

STOCKHOLDERS' EQUITY
Common Stock	67	67
Additional Paid-In Capital	173,933	173,933
Donated Capital	20,500	15,500
Accumulated Deficit	(135,173)	(105,956)
Total Stockholders' Equity	59,327	83,544

Total Liabilities and Stockholders' Equity	$64,047	$86,957

INTELASIGHT, INC. DBA
IVEDA SOLUTIONS
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Charmed Homes
8 Months ended
Unaudited Condensed Statement of Operations	September 30,
2009

REVENUE	$-

COST OF REVENUE	-

GROSS PROFIT	-

OPERATING EXPENSES	29,217

NET LOSS	$(29,217)

BASIC AND DILUTED LOSS PER SHARE	$-
Weighted Average Shares Outstanding	6,690,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations – IntelaSight, Inc.

The following discussion should be read in conjunction with IntelaSight's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II Item 1A below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended January 31, 2009 that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

Net Revenue. We recorded net revenue of $159,481 for the three months ended September 30, 2009, compared to $81,550 for the three months ended September 30, 2008, an increase of $77,931 or 96%. Revenues were primarily derived from our real-time surveillance and equipment sales and installation. In Q3 2009, our recurring service revenue was $97,981 or 61% of net revenue and our equipment sales and installation revenue was $61,500 or 39% of net revenue, compared to $80,613 or 99% of recurring service revenue and our equipment sales and installation revenue was $937 or 1% of net revenue in 2008.

 We recorded net revenue of $491,730 for the nine months ended September 30, 2009, compared to $410,529 for the nine months ended September 30, 2008, an increase of $81,201 or 20%. Revenues were primarily derived from our real-time surveillance and equipment sales and installation. In the nine months ended September 30, 2009, our recurring service revenue was $279,411 or 57% of net revenue and our equipment sales and installation revenue was $212,319 or 43% of net revenue, compared to $263,455 or 64% of recurring service revenue and our equipment sales and installation revenue was $147,074 or 36% of net revenue in 2008.

Cost of Revenue. Total cost of revenue was $123,565 for the three months ended September 30, 2009, compared to $79,609 for the three months ended September 30, 2008, an increase of $43,956 or 55%. The increase in cost of revenue was primarily due to the increase in revenue.

Total cost of revenue was $386,555 for the nine months ended September 30, 2009, compared to $256,856 for the nine months ended September 30, 2008, an increase of $129,699 or 50%. The increase in cost of revenue was primarily due to increased net revenues and significant additional Internet protocol infrastructure including a tier 4, state of the art, data center with redundant power and abundance of relative bandwidth to support scalability of revenue and customer base growth.

Operating Expenses. Operating expenses were $334,222 for the three months ended September 30, 2009, compared to $406,172 for the three months ended September 30, 2008, a decrease of $71,950 or 18%. The decrease in operating expenses was primarily related to a cut in marketing, travel, and personnel costs.

Operating expenses were $1,258,983 for the nine months ended September 30, 2009, compared to $1,113,825 for the nine months ended September 30, 2008, an increase of $145,158 or 13%. The increase in operating expenses was primarily related to vesting of stock options, and professional fees associated with merger activities.

Loss from Operations. As a result of the decreases in operating expenses, loss from operations decreased to $298,306 for the three months ended September 30, 2009, compared to $404,231 for the three months ended September 30, 2008, a decrease of $105,925  or 26%.

As a result of the increases in operating expenses, loss from operations increased to $1,153,808 for the nine months ended September 30, 2009, compared to $960,152 for the nine months ended September 30, 2008, an increase of $193,656 or 20%.

Other Expense-Net. Other expense-net was $8,314 for the three months ended September 30, 2009, compared to $3,731 for the three months ended September 30, 2008, an increase of $4,583 or 123%.

Other expense-net was $22,071 for the nine months ended September 30, 2009, compared to $20,255 for the nine months ended September 30, 2008, a decrease of $1,816 or 9%.

Net Loss. The increase of $53,658 or 21% in the net loss to $306,620 for the three months ended September 30, 2009 from $252,962 for the three months ended September 30, 2008 was primarily a net effect of a $155,000 tax benefit recorded in 2008 without a corresponding benefit recorded in 2009.  Without the tax benefit the decreased operating expenses and increase in gross profit contributed to a reduction in net loss before income taxes.

The increase of $495,472 or 73% in the net loss to $1,175,879 for the nine months ended September 30, 2009 from $680,407 for the nine months ended September 30, 2008 was primarily a result of increased operating expenses and cost of revenues with a $300,000 tax benefit recorded in 2008 and no corresponding benefit recorded in 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,933 on September 30, 2009 and $335,189 on December 31, 2008. Since inception, we have experienced decreases in our cash and cash equivalents primarily as a result of cash used in operations offset by the proceeds from stock sales.

Net cash used in operating activities during the nine months ended September 30, 2009 was $965,536 and the year ended December 31, 2008 was $1,252,038. Cash used in operating activities for the nine months ended September 30, 2009 consisted primarily of the net loss.  Cash used in operating activities for the year ended December 31, 2008 consisted primarily of the net loss, an increase in inventory and deposits.  Net cash used by operating activities as compared to net loss were substantially reduced related to the stock compensation of $222,892 and provision for income taxes of $558,370 related to a write-off of a deferred tax asset during fourth quarter 2008.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $30,441.  Net cash used by investing activities during the year ended December 31, 2008 was $115,579. Our net cash used by investing activities consisted for the year ended December 31, 2008 of the purchase of equipment and funding of an escrow deposit related to the pending merger with Charmed Homes.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $601,838 and during the year ended December 31, 2008 was $1,661,462.  Net cash provided in both periods consisted primarily of net proceeds from the sale of stock and proceeds from short-term borrowings which were partially offset by principal payments on capital lease obligations.

At December 31, 2008, we had approximately $2.6 million in net operating loss carryforwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carryforwards for the year ended 2008 or thus far in 2009, which expire in 2010 through 2025.

We have experienced significant operating losses since our inception. During 2008 we increased our personnel to 26 employees from 19 at December 31, 2007. We entered into a new lease agreement in 2008 and increased our occupancy costs as we increased our lease commitment from 1,411 square feet to 3,667 square feet. Our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

We believe that our cash on hand is not sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. We continually evaluate our working capital needs and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

The most recent economic events resulting in a downturn of spending and credit shortage has severely curtailed our ability to raise financing in 2009.   Between September 2008 and October 2008, IntelaSight raised approximately $1.5 million through its private offering. Since then IntelaSight has raised a small amount of financing through short term loans and sale of equity.  Investor interest in the Company remains high in management's opinion but two main factors have increased its difficulty in raising funds. The economic slump has affected our potential investors' businesses and personal financial situations, resulting in potential investors having less cash to invest overall, and due to the stock market downturn, reticence to liquidate old investments and make new investments. This economic condition could also affect the sales of IntelaSight's service as companies are cutting back on spending across the board.  For instance, IntelaSight has experienced much longer sales cycles, especially in the public sector, in late 2008 and into 2009.  Issuance of purchase orders by customers is also taking longer to occur following the closing of a sale by the sales team as many customers are experiencing lower revenues due to the economic downturn, which is reducing available funds for capital expenditures. However, IntelaSight's management is cautiously optimistic because IntelaSight does not need to sell camera equipment to provide our service. It can also target customers with existing camera systems. IntelaSight realizes that in tough economic times, companies avoid large capital expenditures. However, ultimately because IntelaSight is a service provider in the security industry rather than a seller of cameras and other products, management believes that companies still need to secure their properties regardless of the economy. IntelaSight offers an inexpensive, but effective alternative to security guards, with its real-time video surveillance service using existing camera systems. And even if the customer has to purchase cameras to enable IntelaSight's service, IntelaSight is still able to provide up to 50% savings compared to traditional security guard services. IntelaSight has fewer customers than was originally anticipated, and as a result, IntelaSight must continue to raise capital to continue operations and there is no assurance that it will be able to do so.

IntelaSight's average monthly burn rate in the first quarter of 2009 was approximately $175,000.  IntelaSight implemented 10% to 41% salary cuts across the board in April 2009. IntelaSight's average monthly burn rate in the second quarter of 2009 has been reduced to approximately $117,000 and then $102,000 in third quarter of 2009.  Further drastic cuts were made starting in June 2009.  Hours and salaries of non-essential employees were cut up to 66% from salary levels before April 2009. Sales employees who are essential in generating sales and IT employees who are essential in maintaining our infrastructure retained full time status, but salaries were cut by up to 8%. Executive salaries were reduced by 41%. Only the salaries of intervention specialists (the employees monitoring our customers' properties) were not reduced. We have reduced our travel and marketing expenses to almost zero. These cuts have not dramatically reduced our ability to conduct sales activities because conference calls and emails have reduced the necessity of most face-to-face meetings. Our infrastructure allows us to do live demos of our hosting and real-time surveillance services over the Internet during a conference call. Results of sales and marketing campaigns in the last quarter and beginning of this year have resulted in a healthy sales pipeline, which our sales team is currently pursuing but there is no assurance we will close any of these opportunities. If we are unable to raise funds and generate significant revenues, we will be forced to further cut costs, keeping only a skeleton crew to maintain our infrastructure and service our existing customers.  A multi-step plan was adopted by management to enable IntelaSight to continue to operate and begin to report operating profits. The highlights of that plan include raising capital of approximately $750,000 and establishing distributor networks with existing companies to create a reseller network to increase the scope of IntelaSight's marketing activities at a relatively low cost to IntelaSight. IntelaSight is also changing its messaging to align its offerings to a more widely accepted industry protocols, which management believes will provide a more mainstream understanding and acceptance of its unique service offering.

Only the following customers represented greater than 10% of total revenue for the three months ended September 30, 2009: Insurance Auto Auctions N. Hollywood 11%, Delta Mechanical 14%, and Low Mountain Construction 14%. Likewise, only the following customers represented greater than 10% of total revenue for the nine months ended September 30, 2009: Insurance Auto Auctions N. Hollywood 11% and American Security and Investigations 16%. For the three months ended September 30, 2008, the following customers represented greater than 10% of total revenue: Famsworth Group 11%, Insurance Auto Auctions Colton 12%, and Insurance Auto Auctions N. Hollywood 17%. For the nine months ended September 30, 2008, only Insurance Auto Auctions N. Hollywood represented greater than 10% of total revenue, at 18%.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

IntelaSight leased its office facilities under a non-cancelable operating lease expiring August 2011 and requires minimum monthly payments ranging from $8,098 to $9,015. Rent expense was $77,008 for the year ended December 31, 2008. IntelaSight also has non-cancellable data center services agreement for $6,110 per month, expiring September 2011. Data center services expense was $18,330 for the year ended December 31, 2008.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,
2009	$173,862
2010	$177,523
2011	$121,838
Total	$473,223

IntelaSight also recorded deferred rent of $37,664 generated from its office lease agreement executed in 2008.  The lease included nine months free rent and is coupled with a rent escalation clause.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the SEC under the Exchange Act.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS.

Below are risk factors that apply to the post-merger company.

Other than with respect to the historical discussion of the financial statements of IntelaSight, Inc., references to "Iveda" throughout these Risk Factors refers to the Company together with its wholly-owned subsidiary.

Risk Factors Involving Our Business

The Audit Report On IntelaSight's Financial Statements Contains A Going Concern Opinion.

IntelaSight's financial statements for the years ended December 31, 2008 and 2007 were prepared on a "going concern basis" and the audit report contains a "going concern qualification".  IntelaSight's financial statements assume it will continue as a going concern, but its ability to do so will require additional capital to fund operations until positive operating cash flow is achieved.

Iveda Is An Emerging Growth Company.

Iveda began operations in 2005.  While Iveda has monthly revenues, there is limited historical, operating or financial information about Iveda to evaluate Iveda's performance.  As of November 13, 2009, Iveda had approximately $11,303 cash on hand.  At Iveda's current estimated burn rate of $60,000 per month, Iveda needs to continue to raise capital to continue its operations.  Iveda intends to continue to seek to raise capital predominantly to expand its sales and marketing capabilities and hire additional employees to meet the demand for its services. If Iveda does not raise sufficient capital, of which there can be no assurance, it will have a significant impact on the ability of Iveda to expand operations.  There can be no assurance that Iveda can be operated profitably or, if profitability is achieved, that it can be sustained.

Iveda's Ability To Grow Is Dependent Upon The Success Of Iveda's Current And Future Operations And Iveda's Ability To Obtain Additional Financing.

Iveda is close to generating sufficient revenue to fund its ongoing operations, but needs additional funding to implement its growth plan.  Iveda currently has and will continue to have significant capital requirements to fund its growth.  Iveda anticipates, based on its currently proposed intentions and assumptions relating to its operations, that substantial additional capital will be needed to satisfy Iveda's cash requirements to implement its growth plan. While Iveda expects to continue raising capital, Iveda has no committed sources of additional financing and Iveda's officers, directors and shareholders are not required to provide any portion of Iveda's future financing requirements.  Iveda cannot assure investors that additional financing will be available on commercially reasonable terms, or at all.  Any inability to obtain additional financing when needed could require Iveda to significantly curtail its growth plans.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of Iveda's existing shareholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders.  Iveda cannot assure investors that additional financing will be available on terms favorable to Iveda, or at all.

Iveda Depends On Certain Key Personnel.

Iveda's future success will be dependent on the efforts of key management personnel, particularly David Ly, Iveda's President and CEO, Luz Berg, Iveda's COO  and CMO, Ray Palomaa, Iveda's Director of Sales, and Michael Religioso, Iveda's Director of Systems Development, each of whom is employed at will by Iveda.  Mr. Ly's relationships within Iveda's industry are vital to Iveda's continued operations and if Mr. Ly was no longer actively involved with Iveda, Iveda would likely be unable to continue its operations.  Iveda does not have any key man insurance on Mr. Ly.  The loss of one or more of Iveda's other key employees could also have a material adverse effect on Iveda's business, results of operations and financial condition.  Iveda also believes that Iveda's future success will be largely dependent on Iveda's ability to attract and retain highly qualified management, sales and marketing personnel.  Iveda cannot assure investors that the Company will be able to attract and retain such personnel.  Iveda's inability to retain such personnel or to train them rapidly enough to meet Iveda's expanding needs could cause a decrease in the overall quality and efficiency of Iveda's staff, which could have a material adverse effect on Iveda's business, results of operations and financial condition.

Rapid Growth May Strain Iveda's Resources.

As Iveda continues the commercialization of Iveda's security and surveillance products and services, Iveda expects to experience significant and rapid growth in the scope and complexity of its business, which may place a significant strain on Iveda's senior management team and Iveda's financial and other resources. The proposed acceleration will expose us to greater overhead, marketing and support costs and other risks associated with growth and expansion.  Iveda will need to add staff to monitor additional cameras, market its products and services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. Iveda will be required to hire a broad range of additional personnel in order to successfully advance its operations.

Management has implemented strategies to handle projected growth, including acquiring an option on additional leased space within Iveda's existing building.  Iveda's existing leased space can accommodate up to 15 monitoring stations, with four employees required to monitor each station around the clock.  Iveda may also seek to relocate its existing data center, located in Scottsdale, Arizona, to a less expensive part of the United States.  Iveda's ability to manage its rapid growth effectively will require Iveda to continue to improve its operations, to improve its financial and management information systems and to train, motivate and manage its employees.

This growth may place a strain on Iveda's management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage Iveda's business, or the failure to manage growth effectively, could have a materially adverse effect on Iveda's business and financial condition.  In addition, difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm Iveda's business, prospects, results of operations and financial condition.

Demand For Iveda's Security And Surveillance Products And Services May Be Lower Than Iveda Anticipates.

Iveda has commenced a public relations and marketing campaign.  Iveda has limited resources to undertake extensive marketing activities, although Luz Berg, Iveda's COO and CMO, has significant marketing experience from her past positions at mid-cap public companies, and she will manage Iveda's future marketing efforts.  In 2008, Iveda hired Ray Palomaa, who has significant past experience in the high-technology security industry, as Iveda's Director of Sales.  Mr. Palomaa is managing a small sales team to develop Iveda's reseller distribution channel. Management anticipates that his addition to Iveda's team will allow Iveda to tap into the industry contacts he was able to build over his years of experience.  Iveda cannot predict with certainty the potential consumer demand for its security and surveillance products or services or the degree to which Iveda will meet that demand. If demand for its security and surveillance products and services does not develop to the extent or as quickly as expected, Iveda might not be able to generate revenue to become profitable.

Iveda plans to target the sale of its security and surveillance products and services to the following primary customer groups: commercial users of other products seeking cost savings or remote monitoring capabilities, remote monitoring of day care and educational facilities, golf course monitoring, monitoring of residential communities, automotive lot monitoring, warehouse access point monitoring, small unattended business monitoring, nursing home monitoring, recording and broadcasting of school or entertainment events, monitoring of construction sites and auto dealerships, and government-related monitoring. Iveda has based its strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect.

Even if markets for its products and services develop, Iveda could achieve a smaller share of these markets than Iveda currently anticipates.  Achieving market share will require substantial marketing efforts and expenditure of significant funds to inform customers of the distinctive characteristics and benefits of using Iveda's products and services.  Iveda cannot assure investors that its marketing efforts will result in the attainment of sufficient market share to become profitable.

Iveda Believes Industry Trends Support Its Open Source Systems, But If Trends Reverse, Iveda May Experience Decreased Demand.

The security and surveillance industry is characterized by rapid changes in technology and customer demands. Management believes that the existing market preference for open source systems (systems capable of integrating a wide range of products and services through community and private based cooperation, such as the Internet, Linux, and certain cameras used in Iveda's business) is strong and will continue for the foreseeable future.  However, should the market shift toward closed source, proprietary systems (private, closed systems built to only support a specific manufacturer or developer's product or service, such as CCTV cameras), demand for Iveda's services may decline as Iveda is unable to monitor cameras that are part of a closed source system.  Management believes that such a shift is unlikely.  While Iveda is able to convert CCTV and analog systems for use with Iveda's monitoring services, certain systems may not be convertible in the future, and to the extent that customers prefer to install these systems, it would be more difficult to sell Iveda's services since customers would be required to spend additional funds to acquire new cameras that Iveda would be able to monitor.

Future Loan Agreements With Lenders May Hinder Iveda's Ability To Operate The Business By Imposing Restrictive Loan Covenants.

Iveda will likely need to incur debt to implement its business plan, and has and plans to continue to obtain lease financing for certain equipment acquisitions.  Any debt load necessary to implement Iveda's business plan could result in substantial debt service requirements. These future debt load and service requirements could have important consequences which could hinder Iveda's ability to operate, including Iveda's ability to:

·           Incur additional indebtedness;

·           Make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;

·           Make distributions to shareholders, or redeem or repurchase Iveda's shares;

·           Make certain types of investments;

·           Create liens on Iveda's assets;

·           Utilize the proceeds of asset sales; and

·           Merge or consolidate or dispose of all, or substantially all, of Iveda's assets.

In the event that Iveda is unable to pay its debt service obligations, Iveda's creditors could force it to (1) reduce or eliminate distributions to shareholders; or (2) reduce or eliminate needed capital expenditures. It is possible that Iveda could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of Iveda's debt. In the event that Iveda would be unable to refinance Iveda's indebtedness or raise funds through asset sales, sales of equity or otherwise, Iveda's ability to operate would be greatly affected.

Risks Associated with the Surveillance and Remote Security Industry

As a result of providing its products and services, Iveda is exposed to risks associated with participation in the security and surveillance industry.  These risks are summarized below.

Iveda Depends On Third Party Manufacturers And Suppliers For The Products It Sells.

Iveda has relationships with a number of third party manufacturers and suppliers, including Axis Communications, Milestone, Scansource, Anixter, Dotworkz and Ingram Micro for cameras and Dell for network computer equipment, for the supply of all of the hardware components of Iveda's products. Iveda has a signed reseller and development partner agreements with Axis Communications and Milestone. Risks associated with Iveda's dependence upon third party manufacturing relationships include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of Iveda's intellectual property. Although Iveda depends on third party manufacturers and suppliers for products it sells, risks are minimized because it does not depend on one manufacturer and supplier. It utilizes an open platform, which means that in order to deliver its services, it does not discriminate based on camera brand or manufacturer and its services can be used with a wide array of products.

Iveda does not know if Iveda will be able to maintain third party manufacturing and supply contracts on favorable terms, if at all, or that its current or future third party manufacturers and suppliers will meet its requirements for quality, quantity or timeliness.  Iveda's success depends in part on whether its manufacturers are able to fill the orders it places with them in a timely manner. If Iveda's manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders Iveda places with them, Iveda may be required to pursue replacement manufacturer relationships. If Iveda is unable to find replacements on a timely basis, or at all, Iveda may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose it to legal liability, loss of reputation and risk of loss or reduced profit. Management believes that Iveda's present suppliers offer products that are superior to comparable products available from other suppliers.  Iveda's business, results of operation and reputation would be adversely impacted if Iveda is unable to provide quality products to its customers in a timely manner.

In addition, Iveda has development partner relationships with many of its present suppliers, which provides it with greater control over future enhancements to the off-the-shelf products Iveda sells.

Iveda could also be adversely affected by an increase in its manufacturers' prices for its product components or a significant decline in Iveda's manufacturers' financial condition. If Iveda's relationship with any one of its manufacturers is terminated and Iveda is not successful in establishing a relationship with an alternative manufacturer who offers similar services at similar prices, Iveda's costs could increase, adversely affecting its operations.

Iveda Operates In A Highly-Competitive Industry And its Failure To Compete Effectively May Adversely Affect Its Ability To Generate Revenue.

Although management believes that there is, at this time, no competitor that offers a similar package of services to the package offered by Iveda, management is aware of similar products and services which compete indirectly with Iveda's products and services.  In management's opinion, companies providing indirect competition include Westec Interactive, Smart Interactive Systems, Inc., and Monitoring Partners.  Some companies may also be developing similar products and services, including companies that may have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than Iveda. These companies may develop security products and services that are superior to those offered by Iveda.  Such competition may potentially affect Iveda's chances of achieving profitability.

Some of Iveda's current and future competitors may conduct more extensive promotional activities and may offer lower prices to customers than Iveda does, which could allow them to gain greater market share or prevent Iveda from increasing its market share. In the future, Iveda may need to decrease its prices if Iveda's competitors lower their prices. Iveda's competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, Iveda must carry out its business plan, establish and strengthen its brand awareness through marketing, effectively differentiate its services from those of its competitors and build its reseller network, while maintaining superior levels of service, which management believes is what will ultimately differentiate Iveda's services from any similar services its competitors may develop in the future. To achieve this Iveda may have to substantially increase marketing and development activities in order to compete effectively. Such competition will potentially affect Iveda's chances of achieving profitability.

Future Legislation Or Governmental Regulations Or Policies Could Have A Significant Impact On Iveda's Operations.

While Iveda is presently subject only to licensing requirements related to its contracting activities, for which Iveda holds low voltage contractors' licenses in California and Arizona, the security and surveillance industry as a whole is subject to regulation. As Iveda continues operations, Iveda may be subject to additional regulation in the future. Future changes in laws or regulations could require Iveda to change the way Iveda operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or Iveda fails to comply in the future, Iveda's financial condition, results of operations and cash flows could be materially and adversely affected.

Regulation Of The Telecommunications Industry And The Internet May Impact Iveda's Operations

Aspects of Iveda's operations may be, or become, subject to regulations governing the Internet.  There can be no assurance that government agencies will not increasingly regulate Internet-related services.  Increased regulation may slow Iveda's growth, and legislation could be enacted that would prohibit certain forms of telecommunication critical to Iveda's operations.  Such regulation may also negatively impact the cost of doing business and materially adversely affect Iveda's business, financial condition and results of operations.

The Failure Of Iveda's Systems Could Result In A Material Adverse Effect.

Iveda utilizes a third party, fourth-tier data center in Scottsdale, Arizona.  Tier 4 data centers meet the most stringent requirements established by the Telecommunications Industry Association's Telecommunications Infrastructure Standards for Data Centers, or TIA-942.  This data center transmits data to Iveda's monitoring system via a dedicated fiber connection, and offers the greatest reliability provided by the industry, 99.995% availability, due to a number of back-up measures.  Iveda's operations are dependent upon its ability to support a complex network infrastructure and avoid damage to both its monitoring center and the data center from fires, earthquakes, floods, hurricanes, power losses, war, terrorist acts, telecommunications failures and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or actions, or other unanticipated problem could cause interruptions in the services provided by Iveda, and resulting losses by Iveda's customers. Any damage or failure that causes interruptions in the service provided by Iveda could have a material adverse effect on its business, operating results and financial condition.

Iveda has experienced individual camera failures or outages in the past, and will likely experience future individual camera failures or outages that disrupt the monitoring of those cameras. Iveda's revenue depends in large part on maintaining the operability of its monitoring systems. Accordingly, the performance, reliability and availability of Iveda's network, servers for Iveda's corporate operations and infrastructure are critical to Iveda's reputation and Iveda's ability to attract and retain customers.

Iveda is continually expanding and enhancing its technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on its network and the overall size of its customer base. Iveda may be unsuccessful in these efforts or Iveda may be unable to project accurately the rate or timing of these increases. The data center that Iveda currently uses has significant additional bandwidth available should Iveda need it for expanding its operations. Approximately three to four weeks elapses between signing a new customer and commencing monitoring of that customer's cameras, which provides Iveda with what management believes to be sufficient time to acquire additional bandwidth if needed. However, Iveda's failure, or Iveda's suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for Iveda's services.

Iveda's computer hardware operations, data processing, storage and backup systems are located in a single, third party, fourth-tier data center in Scottsdale, Arizona. If this location experienced a significant system failure or interruption, Iveda's business would be harmed. Iveda's systems can be vulnerable to damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins and similar events. The property and business interruption insurance Iveda carries may not have coverage adequate to compensate it fully for losses that may occur.

If Iveda's Security Measures Are Breached And Unauthorized Access Is Obtained, Existing And Potential Customers Might Not Perceive Iveda's Services As Being Secure And Might Terminate Or Fail To Purchase Iveda's Services.

Iveda's business involves the monitoring of cameras that may be recording sensitive areas of its customers' facilities, and as a result, Iveda utilizes security measures that are comparable to those used by banks in providing online banking services. No security measures are completely secure, however, and, for example, hackers or individuals who attempt to breach its network security could, if successful, cause interruptions in Iveda's services. If Iveda experiences any breaches of its network security or sabotage, Iveda might be required to expend significant capital and resources to protect against or alleviate these problems. Iveda may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, Iveda may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of Iveda's security occurs, the perception of the effectiveness of Iveda's security measures and Iveda's reputation could be harmed and Iveda could lose current and potential customers.

The Timing Of Iveda's Revenues Can Vary Depending On How Long Customers Take To Evaluate Iveda's Services.

It is difficult to forecast the timing of revenues in the security industry because the development period for a customized system or solution may be lengthy, larger customers may need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer varies greatly depending on the customer, and historically has ranged from days to weeks. During the evaluation period, customers may defer or scale down proposed orders of products or systems for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) a reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by competitors; and (v) lower prices offered by competitors.

Iveda Will Rely On Both Iveda's Internal Sales Force And Resellers To Distribute Iveda's Security Products And Services To Customers.

Iveda relies on both Iveda's internal sales force and resellers to distribute its security products and services to its customers. As of the date of this report, Iveda has signed fifteen resellers and six independent agents, and anticipates adding more as Iveda implements its business plan. However, Iveda plans to continue its internal sales activity for the foreseeable future to market its products and services until its resellers are completely trained and mobilized.  Iveda could be adversely affected by any significant decline in the service provided by its resellers as any customers dissatisfied with its resellers may cause damage to its reputation. If Iveda's relationship with any of its larger resellers is terminated and Iveda is not successful in establishing a relationship with an alternative reseller who offers similar services at similar prices, Iveda's business could decline depending on the level of revenue generated by that reseller.

Government Contracts Generally Contain Rights And Remedies Which Could Reduce The Value Of Such Contracts, Or Result In Losses.

Iveda presently provides its products and services for certain state and local government customers, and has recently obtained certification of SAFETY Act Designation by the Department of Homeland Security under the Support Anti-terrorism by Fostering Effective Technologies Act, or SAFETY Act.  Although not significant sources of revenue at this time, government contracts often contain provisions that give the governments that are party to those contracts certain rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the contracting company from doing business with a foreign government or prevent the company from selling its products in certain countries; (iii) audit and object to the company's contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the company's contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with Iveda for convenience, Iveda may not be able to recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, Iveda may not recover those amounts and, in addition, Iveda may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Iveda's termination with other government agencies. As a result, Iveda's on-going or prospective relationships with such other government agencies could be impaired.

There Is A Shortage Of Qualified Electricians. Since The Majority Of Iveda's Work Is Performed By Electricians, This Shortage May Negatively Impact Iveda's Business, Including Its Ability To Grow.

There is a shortage of qualified electricians in the United States. In order to conduct Iveda's business, it is necessary for Iveda or Iveda's resellers to employ electricians and have those electricians qualified in the states where they do business. Iveda's ability to increase productivity and profitability may be limited by its and its resellers' ability to employ, train and retain skilled electricians required to meet Iveda's customers' needs. Accordingly there can be no assurance, among other things, that:

• Iveda or Iveda's resellers will be able to maintain the skilled labor force necessary to operate efficiently;

• Iveda's or Iveda's resellers' labor expenses will not increase as a result of a shortage in the skilled labor supply; and

• Iveda or Iveda's resellers will be able to maintain the skilled labor force necessary to implement Iveda's planned growth.

The Estimates Iveda Uses In Placing Bids Could Be Materially Incorrect, Resulting In Possible Losses.

Iveda currently generates, and expect to continue to generate, a significant portion of its revenues for product sales and installation under fixed price contracts. The cost of gasoline, labor and materials, however, may vary significantly from the costs Iveda originally estimates. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those Iveda originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on Iveda's operating results.

Risks Related to Iveda's Intellectual Property

Iveda Depends On its Intellectual Property.

Iveda's success and ability to compete depends in part on Iveda's proprietary database, Cerebro, the security information and reporting web service developed and used by Iveda internally, and on the process by which Iveda integrates existing third party products into a monitoring solution. If any of Iveda's competitors copy or otherwise gain access to Iveda's proprietary technology or develop similar technologies independently, Iveda may not be able to compete as effectively. Iveda considers its proprietary software invaluable to its ability to continue to develop and maintain the goodwill and recognition associated with its brand. The measures Iveda takes to protect its technologies, and other intellectual property rights, which presently are based upon trade secrets, may not be adequate to prevent their unauthorized use.

If Iveda is unable to protect its intellectual property, Iveda's competitors could use Iveda's intellectual property to market products, services and technologies similar to Iveda's, which could reduce demand for Iveda's products, services and technologies. Iveda may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use its products or technology.  Policing unauthorized use of Iveda's technology is difficult, and Iveda may not be able to prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect its intellectual property as fully as those in the United States.  Others may circumvent the trade secrets, trademarks and copyrights that Iveda currently or in the future owns.  Iveda does not have patent protection with respect to its software or systems, although management is considering seeking such protection.

Iveda seeks to protect its proprietary intellectual property, which includes intellectual property that may only be protectable as a trade secret, in part by confidentiality agreements with its employees, consultants and business partners.  These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships.

Iveda Could Incur Substantial Costs Defending its Intellectual Property From Infringement By Others.

Unauthorized parties may attempt to copy aspects of Iveda's proprietary software product or to obtain and use its other proprietary information.  Litigation may be necessary to enforce Iveda's intellectual property rights, to protect its trade secrets and to determine the validity and scope of the proprietary rights of others. Iveda may not have the financial resources to prosecute any infringement claims that it may have.  Any litigation could result in substantial costs and diversion of resources with no assurance of success.

Iveda Could Incur Substantial Costs Defending Against Claims That Its Products Infringe On The Proprietary Rights Of Others.

The scope of any intellectual property rights that Iveda has is uncertain and may not be sufficient to prevent infringement claims against Iveda or claims that Iveda has violated the intellectual property rights of third parties. While Iveda knows of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and Iveda has not made an exhaustive search of all patent filings.  Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to Iveda's products and services.  The scope and viability of these patents, the extent to which Iveda may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit Iveda's ability to market its products and services.

Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and Iveda cannot assure investors that Iveda would prevail in any such proceeding as the intellectual property status of its current and future competitors' products and services is uncertain.  Any infringement claim against Iveda, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require Iveda to develop non-infringing technology or to enter into royalty or licensing agreements.

Iveda might not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to Iveda, or at all, and could significantly harm Iveda's business and operating results.  A successful claim of infringement against Iveda or Iveda's failure or inability to license the infringed or similar technology could require it to pay substantial damages and could harm its business because Iveda would not be able to continue operating its surveillance products without incurring significant additional expense.  In addition, to the extent Iveda agrees to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require Iveda to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell Iveda's products.  Furthermore, Iveda's suppliers may not provide it with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, Iveda would be forced to bear any resulting expense.

Risks Related to our Stock

There Is Substantial Influence By Existing Shareholders.

Our management will be able to effectively control matters requiring the approval by shareholders of the Company, including the election of directors.  This concentration of ownership by management may also have the effect of delaying or preventing a change in control of the Company.

We Do Not Intend To Declare Dividends.

We do not anticipate paying any dividends to our shareholders for the foreseeable future Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on our results of operations, financial conditions, contractual restrictions imposed by applicable law and other factors our Board deems relevant.

We Have Agreed To Provide Indemnification To Our Officers And Directors.

The Company's Articles of Incorporation provide to directors and officers indemnification to the full extent provided by law, and provide that, to the extent permitted by Nevada law, a director will not be personally liable for monetary damages to the Company or its shareholders for breach of his or her fiduciary duty as a director, except for liability for certain actions that may not be limited under Nevada law.  These indemnification provisions may limit the ability of shareholders to seek recourse against our officers and directors.

Risk Factors Involved In Being a Public Company

Our  Shares Are "Penny Stock".

In general, "penny stock" includes securities of companies which are not listed on the principal stock exchanges and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6 million in the last three years.  As "penny stock," Iveda's stock therefore is subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.  Consequently, this rule may adversely affect the ability of broker-dealers to sell Iveda's stock, and therefore may adversely affect Iveda stockholders' ability to sell the stock in the public market.

There Is A Limited Market For Our  Common Stock.

Only a very limited trading market currently exists for Iveda’s common stock.  As a result, any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.  The Company cannot assure its shareholders that a market for its stock will be sustained.  There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

Our Reporting Obligations as a Public Company Will Be Costly.

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws.  These reporting obligations will increase Iveda's operating costs significantly from historical norms prior to becoming a public company.  Iveda may not reach sufficient size to justify its public reporting status.  If it were forced to become a private company, then its shareholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of November, 2009.

IVEDA CORPORATION
(Registrant)

BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and a member of the Board of Directors

/s/ Robert J. Brilon
Robert J. Brilon Principal Accounting Officer, Interim Chief Financial Officer, Treasurer