Form 10-K
period 2009-12-31
Iveda Corp
filed 2010-04-15
CIK 1397183

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File No. 000-53285
Iveda Corporation
(Exact name of registrant as specified in its charter)

Nevada	98-0611159

(State of incorporation)	(I.R.S. Employer Identification No.)

1201 S. Alma School, Suite 4450
Mesa, Arizona	85210

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (480) 307-8700
Securities registered pursuant to Section 12(b) of the Exchange Act — None
Securities registered pursuant to Section 12(g) of the Exchange Act — Common Stock — $0.00001 par value
Number of shares outstanding of each of the issuer’s classes of common equity:

Class	Outstanding as of April 12, 2010

Common stock, $0.00001 par value	14,678,507
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter — $3,380,000 as of June 30, 2009.
As of April 14, 2010, the registrant had 14,678,507 shares issued and outstanding.
Documents incorporated by reference — none.

IVEDA CORPORATION

Caution Regarding Forward-Looking Information
In addition to historical information, this Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Iveda Corporation of the protections of the safe harbor provisions of the PSLRA.
All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A — Risk Factors beginning on page 16 below that may cause actual results to differ materially.
Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
All references in this Form 10-K to the terms “IntelaSight” and “Iveda Solutions” refer to IntelaSight, Inc. dba Iveda Solutions, the wholly owned operating subsidiary of Iveda. References to “we”, “our”, “us”, “Iveda” and the “Company” refer to Iveda Corporation, a Nevada corporation fka Charmed Homes Inc., together, where applicable, with IntelaSight.
ITEM 1 — BUSINESS
General
Iveda Solutions is a Washington corporation incorporated in January 2005 and became a wholly-owned subsidiary of Iveda Corporation, fka Charmed Homes, Inc., a public company incorporated in Nevada in 2006, on October 15, 2009 via merger. Iveda’s principal executive offices are located at 1201 S. Alma School Rd., Suite 4450, Mesa, Arizona 85210.
Immediately following the merger, Iveda had 10,285,349 shares of common stock outstanding (not including the 2.5 million shares sold pursuant to the Stock Purchase Agreement described below which will be cancelled following their release from escrow). The total number of shares outstanding, on a fully-diluted basis, immediately post merger was 12,032,356, which included not only shares of common stock, but also warrants and options that could have been exercised for shares of common stock. Immediately following the merger, the former Iveda Solutions shareholders owned approximately 92.7% of the fully diluted shares in Iveda, and the pre-merger Iveda shareholders owned approximately 7.3% of the fully diluted shares in Iveda.

On October 15, 2009, Iveda entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Iveda Solutions, Ian Quinn and Kevin Liggins. Pursuant to the Stock Purchase Agreement, Mr. Quinn and Mr. Liggins, the majority shareholders of Iveda, sold the 2.5 million post-reverse split shares of common stock they owned to Iveda Solutions in exchange for cash consideration of $200,000. $50,000 was paid at or prior to the closing, $50,000 was paid on January 22, 2010, $50,000 was paid on April 8, 2010, and the remaining $50,000 will be due nine months post-closing. These funds were and will be obtained through a combination of revenues and capital raised from investors. Pending full payment, the shares sold by Mr. Quinn and Mr. Liggins are being held in escrow by Iveda’s transfer agent, and if payment is not made, a portion of the shares would be returned to Mr. Quinn and Mr. Liggins. Iveda Solutions intends to cancel the shares once they are released from escrow.
Available Information
The Company electronically files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (SEC). These reports can be obtained by accessing the SEC’s website at www.sec.gov. The public can also obtain copies by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The Company has a website located at www.ivedasolutions.com. Information on this website is not a part of this report.
Business Operations
Overview
Iveda Solutions provides video hosting and real-time remote video surveillance services and currently has clients in Arizona, California and Minnesota. Iveda Solutions offers a proactive security solution using network cameras, a real-time Internet-based surveillance system, and a remote surveillance facility with trained intervention specialists. Based in Mesa, Arizona, Iveda Solutions’ core monitoring service offers private and public entities what management believes to be a more affordable, reliable, and effective security solution than either security guards or closed circuit on-site monitoring. Iveda Solutions has provided security solutions to 49 customers, with over 299 cameras installed, 78 of which are being monitored and 19 of which are being hosted by Iveda Solutions in 19 properties, as of April 1, 2010. As of April 1, 2010, Iveda Solutions has signed a total of nineteen resellers and expects to partner with more in 2010. These resellers will assist Iveda Solutions in its marketing and customer service activities.
Iveda Solutions’ real-time monitoring provides immediate response capabilities. Iveda Solutions has already received publicity for stopping crimes in progress. Subject to receipt of sufficient funding, Iveda Solutions plans to:
•	Marketing: Conduct regional marketing campaigns in Iveda Solutions’ existing markets, while strategically launching in other key markets.
•	Participate in vertical tradeshows, advertising, direct marketing, collateral.

•	Implement and manage PR and marketing campaigns.

•	Work with research firms on independent case studies, industry research, and white papers.
•
Reseller Sales: Provide assistance to its growing reseller channel distribution to utilize resellers’ camera installed base and thereby seek to increase Iveda Solutions’ remote monitoring subscribers. See “Business - Sales and Marketing” for further details on the reseller program. Provide coop marketing funds.

•	Direct Sales:
•	Fund demo units for product seeding for proof of concept of Iveda Solutions’ services in vital sales opportunities, specifically in law enforcement, public safety, and other industries.

•	Train and mobilize recently hired sales staff.

•	Fund road shows for live customer demos.

•	Fund a consulting budget for industry/customer specific enterprise account opportunities and sales process support.
•	Generate sufficient cash reserves to fund ongoing operations for at least 12 months.

•	Infrastructure/Security/Operations/R&D:
•	Further develop Cerebro, Iveda Solutions’ proprietary centralized security reporting system.
•	Fund in-house development of software for Iveda Solutions’ backend that may be patentable.
•	Fund backend equipment/hardware and software to demonstrate Iveda Solutions’ system capabilities to prospective enterprise clients (white label demos).
•
Qualify Iveda Solutions on safety and cyber security compliance requirements for government standards and expectations as well as fulfill customer commitment to be as secure as possible to garner customer trust and loyalty.

•	Update and install necessary physical security and access control systems for Iveda Solutions’ offices and operational environments to protect from potential external vandals and security threats.
•	Provide a test lab environment which includes dedicated equipment and resources for further customer application testing, development and enhancements as well as new product and/or system evaluation.
•	International Business Development:
•	Enter into revenue generation business alliances with overseas companies.
•	Fund customer demo meetings and presentations abroad.
•	Systems integration and development for technology compliance with international data law.
•	Explore merger and acquisition opportunities with companies with products and services that are complementary to those offered by the Company.
Management believes that its previous milestones of building a high caliber sales team, obtaining more monitoring equipment and bandwidth and making its employee salaries and benefits more competitive have been accomplished with the approximate $5 million raised by the Company since 2005.
Iveda Solutions specializes in providing managed video as a service and real-time surveillance as a service. A robust enterprise class video hosting architecture that is flexible and scalable gives its customers centralized access to video feeds from one convenient web portal through any Internet connection. Iveda Solutions’ open-source technology is interoperable with existing systems and offers multiple simultaneous access without degradation of video quality without requiring special hardware or software. Additionally, Iveda Solutions’ real-time surveillance service that is proactive rather than reactive, not event or trigger based, allows Iveda Solutions to analyze events in real time and act accordingly. Iveda Solutions’ integrated security services use a combination of network cameras, real-time Internet-based surveillance, and a remote monitoring facility with trained intervention specialists. Human monitors watch cameras in real time (with full-color, full-motion video, zoom capabilities, and camera position controls — via a Web browser and Internet connection), ready to assess any situation and act accordingly by contacting the police, notifying the property owner/manager, and/or speaking to a trespasser using Voice Over Internet Protocol for cameras supporting this feature. By watching customers’ cameras in real-time as events are unfolding, Iveda Solutions is able to notify the police or take other action more quickly than other companies that wait for an alarm to be triggered or only review tapes after-the-fact.

Historically, Iveda Solutions has derived revenues from equipment sales and installation, conversion of analog cameras to digital, and per hour, per camera service fees from remotely monitoring these cameras. Additional revenues are derived from hosting and data management and storage for certain customers that do not necessarily need real-time monitoring. Iveda Solutions has grown only through direct sales of equipment and monitoring services through its three sales people (including its CEO). Iveda Solutions is transitioning its business model to sell its services predominantly through reseller distribution channels but in the interim will need to continue to rely on its sales staff for growth. As the reseller channel matures, Iveda Solutions’ channel partners are expected to take over most of its equipment sales and installation functions, and help drive Iveda Solutions’ recurring monitoring revenues.
Iveda Solutions continues to gain media coverage in its hometown area of Phoenix, Arizona, certain national trade magazines and online news sites. Iveda Solutions’ CEO currently sits on the board of several key organizations in the Mesa, Arizona public and business community. This has helped create awareness for Iveda Solutions in the local area and initiate partnerships between Iveda Solutions and public agencies and private businesses. It has also served as a first referral source and model for future public sector security projects nationwide.
Traditional security services are classified into two types: 1) electronic or non-human; and 2) security guard-based, comprised of humans patrolling a site and human surveillance via closed-circuit television (CCTV). While the former is generally considered to be affordable to the greater market, the latter still remains rather expensive. Several factors and market dynamics have contributed to demand for Iveda Solutions’ products and services, including:
•	The recent wide-spread availability of high-bandwidth Internet connections (known as IP-based networks);
•	Drastic reductions in digital camera component costs; and
•	The introduction of innovative “smart scanning” software.
As a result of these dynamics, management believes that Iveda Solutions is able to offer a superior combination of human video monitoring and electronic security systems at a lower price than other currently available human-based security products.
Problems with Existing Systems
Electronic security tends to be extremely error prone. False alarms are so prevalent that cities and counties have sued alarm companies for the unnecessary allocations of available resources. When police officers have to be dispatched or re-directed to provide visual verification of a property that is emitting a false alarm, the cost in time and money becomes exorbitant.
While electronic security tends to be error prone, human security is often poorly trained and expensive. Unless well-trained security guards are present, human security is not viewed as a credible counter threat to a potential crime. While a security guard can give independent verification, cost can make guards prohibitive. A single security guard cannot be in several locations at the same time, resulting in a need for multiple guards to cover the entire property, at a per guard cost of $15 to $26 per hour.
Traditional security companies are proving to be slow to adapt to high-tech, IP-based networks, simply because their core competency does not include the sophisticated software, servers, and Internet technology required. Companies that understand the technology are missing the knowledge of the security business and lack expertise in security systems design and the actual management of a crew of intervention specialists.
What management believes has been missing from the industry is a proactive security solution that will deter crime and help the police catch criminals in the act; not merely through using video data as an after-the-fact investigative tool for solving a crime. This security solution requires a company able to competently offer superior security systems and video communications via IP-based networks.

Business Strategy
Iveda Solutions’ ability to execute its operating plan, and meet the market demand for its services, hinges on a few critical success factors. Iveda Solutions has already completed or is currently in the process of completing many of these factors.

Status	Item

Complete	1. Prove working configuration of camera and networking equipment

Complete	2. Build relationships with multiple vendors of critical camera and networking equipment

Complete	3. Identify primary markets and customers; prove successful approach

Complete	4. Install several working sites for paying customers; begin generating revenue

Complete	5. Obtain initial funding for infrastructure, sales fulfillment, and continued growth

Complete	6. Obtain additional funding for infrastructure build out and hiring additional employees

Ongoing	7. Solicit strategic partners and technology partners that compliment Iveda Solutions’ product offerings

Ongoing	8. Support existing channel partners and solicit new channel partners to resell Iveda Solutions’ service offerings.

Ongoing	9. Implement marketing plan, increase sales force, initiate brand awareness and national recognition of Iveda Solutions

Upon funding	10. Develop vertical markets and deploy specialized applications

Upon funding	11. Further develop Cerebro, the internal event reporting database that manages the daily customer monitoring report and gathers statistical information regarding activities at customer sites

The Iveda Solution
Iveda Solutions provides remote, real-time monitoring of security cameras. Iveda Solutions’ remote monitoring facility is operational 24/7 and houses its highly trained intervention specialists who monitor its customers’ properties at any time they specify. Using sophisticated software, Iveda Solutions’ intervention specialists are there as events unfold and they can act accordingly on its customers’ behalf. If a suspicious event is noted by an intervention specialist while monitoring a customer’s cameras, the intervention specialist will assess the situation to determine if it is a normal activity for that property or not. If it is not a normal activity, the intervention specialist can use Voice Over Internet Protocol (VOIP) to audibly ask the trespasser(s) to leave the property. Intervention specialists can also call the police and the property manager for that property, depending on whether the situation is an emergency or not. By watching a customer’s cameras in real-time as events are unfolding, Iveda Solutions is able to notify the police more quickly than other companies that wait for an alarm to be triggered or only review tapes after-the-fact. Iveda Solutions is also able to send police a link to the actual video footage, including the real-time footage, and police forces that provide their police officers with laptops and Internet access in their patrol cars are able to walk through the crime scene using the video footage immediately.
Benefits:
•
Proactive versus after-the-fact — With humans behind the cameras assessing situations in real-time, they can call the police when necessary to prevent a crime. Recorded video footage only helps to investigate after a crime has already been committed.

•	Daily Monitoring Report — Every morning, customers get an activity report in their email box, consisting of time-stamped video footage and a detailed description of events from the previous night.

•	Cost Savings — Savings of up to 75% are possible compared to traditional guard services.

•	Secure Data— Iveda Solutions utilizes a third party, highly secure datacenter to process, store, and protect its customers’ video footage.

•
Live Visual Verification — Several cities nationwide have adopted ordinances that impose a substantial fine for every false alarm. An alarm system may be declared a nuisance for excessive false alarms. Live video verification can reduce or even eliminate false alarms. With live video verification, police departments of some cities escalate response priority, depending on the seriousness of the event.

•	Redundancy — Video data are stored in Iveda Solutions’ datacenter, remote monitoring facility, and its customers’ facilities.
Features:
•	Internet Access — Allows customers 24/7 secure Internet access to their cameras remotely.

•	Data Center — Iveda Solutions utilizes a third party data center housed in a blast-resistant concrete structure and equipped with emergency power.

•	VOIP — Iveda Solutions can utilize voice-over-IP to allow a 1-way or 2-way communication between its intervention specialists and suspicious individuals on its customers’ properties.

•	Camera Manufacturer Agnostic — Iveda Solutions can monitor security cameras from the majority of manufacturers, whether analog or digital.

•	Carrier/ISP Neutral — Iveda Solutions can work with customers’ current Internet providers as long as minimum bandwidth requirements are met.

Network Camera IP-Based Technology. Network camera IP-based technology is the soul of Iveda Solutions’ security solution. The cameras Iveda Solutions utilizes are not typical Web cams or CCTV. They are all mini computers with enabled Web servers. Each camera has the capability of becoming its own Web site on the Internet, which allows Iveda Solutions’ monitoring specialists to log into each camera and control the cameras’ operation. When combined with “PTZ” (pan, tilt, zoom) cameras, the monitoring specialist can make the camera pan, tilt, zoom or rotate as needed remotely. Clients can also log into each camera through Iveda Solutions’ web access tool, and can view the images real-time, 24/7. The software that powers the camera technology is open source, which allows Iveda Solutions to develop unique applications in the future to service a wide variety of industries and clients.
Security. Iveda Solutions anticipates its customers’ video networks, which will include a variety of public sector security applications, will be high-value targets for criminals. As a result, Iveda Solutions’ network security standards must be and are very high, meeting standards used by banks in providing online banking services. Iveda Solutions utilizes Netscreen, which provides a secured infrastructure, including virtual private networks, firewalls, and security network appliances. Iveda Solutions plans to continue to develop and improve its network security protocol as it rolls out new applications of its services. Of course, any network security measure can fail, and any security breach could result in significant liability for Iveda Solutions.
Remote Monitoring Operations Center. Iveda Solutions’ 24-hour remote monitoring facility is the nerve center of its unique IP-enabled services. Iveda Solutions has been monitoring cameras since 2005 and has proven the effectiveness, robustness, and reliability of its service during this time period. This is evidenced by Iveda Solutions’ customer retention rate of over 90%. Some of the operational features of the facility include:
•	Rapid visual verification to every alert

•	Full escalation to the police

•	Automatic notification to clients of serious incidents

•	Full audit trail including date and time stamped images of every incident securely stored

•	Images can be used for evidence in court

•	Regular updated site details

•	Specially-trained intervention specialists

•	Direct visual link can be sent via email to police instantly

•	Can receive alerts from other broadband connections
Below is a diagram of how the Iveda Solutions system works.

Order Fulfillment
Iveda Solutions’ relationship with its customers begins with an initial consultation to determine the potential customers’ needs and is followed by an equipment and service proposal. Iveda Solutions’ customers then sign contracts with Iveda Solutions that allow Iveda Solutions to provide ongoing electronic security system monitoring and maintenance services after the installation of an electronic security system. Most of the monitoring and service Iveda Solutions provides is covered by annual contracts with automatic renewal provisions, providing a source of recurring monthly revenue. Customers may also purchase an extended service protection plan, which covers the costs of normal repairs of the security system and which is billed along with the monitoring charges. Sales orders are filled on three fronts: 1) equipment; 2) installation; and 3) services.
Equipment. Three large, stable distributors of specialized IP-based camera equipment are presently supplying all of Iveda Solutions’ camera requirements. Anixter, Scansource, and Ingram Micro are international distributors, carrying a considerable amount of equipment inventory with a typical lead time of 1 to 2 weeks. Network computer equipment is sourced through Dell and other distributors; Iveda Solutions has an established business lease program with Dell.
Installation. In addition to Iveda Solutions’ own field installers for networking equipment, Iveda Solutions has partnered with electrical contractors in Arizona and California to supply electrical installation, cabling, and professional mounting services for camera houses. As Iveda Solutions grows its reseller distribution channels, both equipment and installation fulfillment will be borne increasingly by the resellers. Iveda Solutions will likely continue to provide sales and installation to specific industries, for specific applications or to large accounts to which it deems necessary or particularly profitable to do so.
Services. Information services, video access services, customer service, customer support, and live camera monitoring are all provided by Iveda Solutions employees.

Pricing Strategy
Iveda Solutions’ remote monitoring solution provides a less expensive alternative to live human security guards and CCTV. Iveda Solutions can affordably upgrade a standard CCTV system to an Internet-based surveillance system, through digital conversion. As a result of all of these factors, Iveda Solutions has removed several cost barriers for its customers, including:
•	Reduced false alarm costs that are historically high for alarm-based security solutions.
•	No costly Virtual Private Network (VPN) required to link multiple cameras.
•	Integrating the customer’s existing cameras into its solution, reducing the high cost of purchasing and installing new cameras.
Iveda Solutions has developed a pricing model for its products and services that will allow its resellers an attractive profit margin from residual revenues while allowing Iveda Solutions to garner around a 60% profit margin.
Equipment Sales and Installation. Iveda Solutions has historically realized a gross margin of 15% to 40% on equipment sales. Iveda Solutions does not manufacture any of the components used in its electronic security services business. Due to the general availability of the components used in its electronic security services business, Iveda Solutions is able to obtain the components of its systems from a number of different sources and to supply its customers with the latest technology generally available in the industry. Iveda Solutions is not dependent on any single source for its supplies and components and has not experienced any material shortages of components in the past.
Iveda Solutions charges labor for installation at $150 per hour plus travel expenses if Iveda Solutions is directly installing products and not using a reseller. Iveda Solutions utilizes the services of electrical contractors to assist in the physical camera installation. Their fees are passed on to the customer at cost.
Remote Monitoring and Web Hosting. Upon full utilization of the current infrastructure, Iveda Solutions has implemented a pricing structure for remote monitoring and Web hosting at approximately a 60% gross margin. Gross margin may improve with software enhancements to enable intervention specialists to monitor more cameras at the same time, and when the cost of bandwidth drops with increased usage. Iveda Solutions compensates intervention specialists well and has historically attracted and retain high-quality and loyal employees, thus reducing the cost of turnover and training.
Video Data Storage. Seven days of video storage is provided free of charge with real-time monitoring. The customer pays a minimal fee for each additional day of storage.
Maintenance Agreement. In the past, Iveda Solutions charged an additional 25% of the total equipment cost for an optional maintenance contract, payable upfront. Iveda Solutions’ maintenance agreement would cover what is not covered by the camera manufacturer’s 3-year warranty. Government customers typically requested this contract. Historically, Iveda Solutions has not actively marketed this service and has minimal maintenance contracts in place as of the date of this report. Although management initially decided to discontinue this service to channel sales to resellers, it has revived this service and recently sold one annual contract directly.
Government Contracts
Iveda Solutions plans to seek government contracts for its products and services. These contracts are typically awarded through a competitive bid process. Iveda Solutions intends to grow its business in part by obtaining new government contracts through the competitive bidding process.
Certain agencies may also permit negotiated contracting. Contracts awarded through a competitive bidding process generally have lower profit margins than negotiated contracts because in a competitive bidding process bidders compete predominantly on price. The Federal government is the largest procurer of products and services in the world, and the Federal contract market may provide significant business opportunities for Iveda Solutions.

Private Sector Contracts
Private sector contracts can be awarded through either a competitive bidding process or a negotiating process. Unlike government contracts, the terms of private sector contracts can vary based on individual client situations. Price is not the only key element in winning contracts with this market segment. Other elements such as service quality, responsiveness and various peripheral services come into consideration. Iveda Solutions believes that the private sector represents our largest growth potential. Private sector customers generally privately negotiate contracts for such services, resulting in contracts with higher profit margins because price is not always the primary basis for competition.
Sales and Marketing
Iveda Solutions’ customers currently include multi-location auto auction lots, police departments, storage facilities, home owners associations, gated communities, housing developments, schools, food processing plants, and public pools and parks. Major monitoring customers and their approximate percentages of monthly total remote monitoring revenue were as follows in 2009:
•	Insurance Auto Auction* (5 locations) — 38%
•	Farnsworth Properties (3 properties) — 9%
*	Each location signs separately with Iveda Solutions. Each IAA location is an independent account and not part of a master agreement. Taken individually, only one IAA location (N. Hollywood) resulted in over 10% of total revenue in 2009.
There are a large number of industries that could potentially benefit from Iveda Solutions’ monitoring solution. As Iveda Solutions grows and increases public awareness of its monitoring services, it believes that it will acquire customers from a wide variety of industries.
Iveda Solutions’ past product installation customers, some of which receive periodic monitoring of their cameras by it as of the date of this report, include:
•	Glendale Police, CA
•	Town of Florence Police, AZ
•	Calexico Police, CA
•	U.S. Department of Health & Human Services
•	Prescott Unified School District
•	Days Inn Tucson
•	One N. Macdonald Center
•	East Valley Tribune/Downtown Mesa
•	Schuck and Son Construction
•	Fleming West
•	Delta Mechanical
•	Banning, CA Police Department
Market Segmentation
Iveda Solutions views the following as its primary target markets:
•	Monthly subscribers who wish to save on traditional security services.
•	Customers who wish to integrate or Iveda-enable an existing simple system to a remote monitoring system.
•	Real-time, in-vehicle streaming video accessibility for operational efficiency for transportation management and traffic safety.
•	Day care centers who wish to integrate a subscriber based model for parents to be able to monitor their children from wherever they are.
•	Educational institutions that want to integrate monitoring systems in their facilities.
•	Security and remote monitoring of school playground areas, corridors, halls and classrooms, as security of buildings themselves.

Marketing Strategy
Iveda Solutions’ marketing strategy is being implemented in phases. The reputation of Iveda Solutions is now being spread primarily by word-of-mouth. While this is not the fastest marketing methodology, it still remains the most credible. Future marketing and sales efforts are expected to focus on geographical regions where Iveda Solutions has reseller presence, while exploring opportunities presented by current customers with presence in multiple regions of the country. In addition, Iveda Solutions plans to attend major industry functions and pursue various key speaking opportunities to further spread the cost savings and customer convenience of the services provided by Iveda Solutions. First, Iveda Solutions needs to establish a known presence within the security industry, with key security industry analysts and influencers being briefed on Iveda Solutions and its unique security solution.
Local and regional tradeshows are expected to play a major role in launching Iveda Solutions’ service offerings and building the brand. Iveda Solutions plans to attend various vertical tradeshows, where Iveda Solutions’ services may be of high interest to both exhibitors and attendees, including construction, self-storage, hospitality, law enforcement, and government shows.
Finally, a marketing campaign is planned to target potential resellers of Iveda Solutions’ monitoring services. As the reseller distribution channel matures, Iveda Solutions’ marketing strategy is expected to be increasingly concentrated on co-op programs, public relations, and branding instead of lead generation for its direct sales force. This strategy will mobilize resellers and utilize their existing installation base.
Iveda Solutions launched a short-lived public relations and marketing campaigns that started in November 2008. A TV advertising campaign ran in the Phoenix metro area in November 2008, and ran again in January 2009. A limited print advertising campaign in key industry publications to support Iveda Solutions’ public relations efforts was launched. Online marketing was utilized, including search engine optimization of our website, Google AdWords, and streamlining online user experience on our website, clarifying our messaging and creating a more compelling content.
Billboard advertising in strategic locations in the Phoenix metro area was also utilized. Iveda Solutions’ marketing efforts have generated local broadcast news (ABC 15) coverage, featuring an interview with its CEO, coverage in the Arizona Republic newspaper and in Security Technology and Design (a monthly security trade magazine), and coverage on numerous news portals on the Internet. End-user and reseller leads were also generated.
As it had limited resources in 2009, Iveda Solutions was not able to continue its public relations and marketing campaigns, and thus was unable to sustain market momentum.
With new capital raised in January 2010, the Company plans to continue its prior public relations and marketing campaigns. The hiring of a new PR/Marcom manager in March 2010 marked the beginning of the Company’s implementation of its marketing plan.
Sales Strategy
Currently, Iveda Solutions uses a sales team to generate all of its leads and sales. While Iveda Solutions will continue to sell directly to end-users as opportunities arise, Iveda Solutions is actively soliciting resellers to sell its hosting and remote monitoring services. Iveda Solutions believes that leveraging resellers’ existing customer base, many of which already have cameras installed, will prove a more effective strategy to grow the number of cameras we host and monitor. However, in the short-term, Iveda Solutions plans to continue to sell and install equipment to end-users while its resellers are completing training and contacting their customers, in order to generate revenue and grow its monitored camera base. As Iveda Solutions signs reseller agreements with partners whose core businesses include equipment sales and camera installation, it hopes to be able to slowly divest itself from sales and installation and concentrate on generating recurring revenue streams through remote monitoring and other services. While this represents its overall business strategy, Iveda Solutions plans to retain its competency and oversight in these areas in order to train new resellers and to potentially retain certain equipment sales and installation contracts where it is beneficial to do so. In 2009, Iveda Solutions terminated two salespeople due to poor performance. In March 2010, Iveda Solutions replaced one of them.

Reseller Distribution Channel. Iveda Solutions has developed a reseller distribution channel which management believes will expedite securing a larger percentage of the market by leveraging its channel partners’ customer base. This is also a potentially faster way to make Iveda Solutions a national remote monitoring service provider compared to relying solely on internal sales efforts. Integrators, whose main business is to install security cameras, will be primarily solicited as resellers.
The Iveda Solutions Reseller Program is designed to build a community of dedicated Iveda Solutions partners to help realize its vision, while providing them with additional revenue streams and boosting their competitive edge by offering a security solution that makes sense. Iveda Solutions believes that the active partnerships between Iveda Solutions and its resellers will assist them in capturing market share before competitors are able to move into the market. The reseller retains all the revenues for equipment and installation and receives 10% to 25% discount off of MSRP from Iveda Solutions for reselling Iveda Solutions’ services. The reseller may decide to attain an even higher margin by charging its customers above MSRP.
Resellers are responsible for any issues regarding equipment they installed, including but not limited to: equipment maintenance, replacement, and training. Iveda Solutions will only be responsible for remote monitoring issues. It is the reseller’s responsibility to make sure that their installation is working properly to enable Iveda Solutions’ remote monitoring services.
As this channel matures, direct sales activities will be minimized to large in-house accounts to avoid conflicts between Iveda Solutions’ direct sales force and resellers.
Reseller Benefits for Camera Installers:
•	Derive recurring revenue stream from offering a complimentary service for their line of security products, without having to build network infrastructure for remote monitoring.
•
Camera deployments are normally a one-time sell, until it is time for a replacement. With Iveda Solutions, installers can offer a new monitoring service to their installed base to generate additional revenue from existing customers.

Although Iveda Solutions has signed nineteen resellers and six independent sales agents as of April 1, 2010, only three resellers and one agent are actively selling Iveda Solutions’ services. Iveda Solutions focused its limited capital on direct sales as its limited resources did not provide it with sufficient capital to train and mobilize the resellers and therefore, no revenue was generated from any of these contracts until 2009. With the hiring of a director of sales with experience in developing reseller programs and sales team, Iveda Solutions was able to formalize and begin to complete training, created training materials, and can now manage its resellers and provide sales meeting assistance, especially during the early stages. In 2009, Iveda Solutions generated approximately $78,000 in equipment sales from reseller sales and $20,000 from agent sales.
Strategic Partnerships
In addition to securing multiple vendors for the equipment necessary for system infrastructure, the Iveda Solutions team has established valuable strategic partnerships with three companies to assist Iveda Solutions in driving growth. Iveda Solutions has partnered with more established companies that have begun to increase the skills and knowledge of Iveda Solutions in key vertical markets.

Pending Law Enforcement Contracts
Iveda Solutions has signed a major jurisdictional police department and a smaller agency in California as customers. Iveda Solutions also recently sold approximately $35,000 in products and services to a major police department in California. Iveda also acquired an international law enforcement account in December 2009. Both parties are currently finalizing contractual agreements and implementation plans. Landing these police department accounts has already opened doors for Iveda Solutions with other law enforcement agencies to implement Iveda Solutions’ services. Iveda Solutions is in active negotiations with a number of police departments in Arizona and California. Law enforcement and Iveda Solutions are actively discussing private business / public sector cooperation to enhance public safety and help the police become more efficient. Iveda Solutions has already earned “preferred vendor” status from its existing police department customer as well as from the United States Department of Homeland Security (DHS). In April 2009, Iveda Solutions was granted a Certificate of SAFETY Act Designation by DHS. The SAFETY Act creates a system of “litigation management” for both Iveda Solutions and its customers by imposing important liability limitations for “claims arising out of, relating to, or resulting from an act of terrorism” where Iveda Solutions products and services have been deployed. This benefit covers all new customers and current customers dating back to January 1, 2005. Certification is required for Iveda Solutions to be able to seek certain government contracts.
Other Information
Proprietary Rights. We regard certain aspects of our internal operations, products and documentation as proprietary, and rely and plan to rely on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary information. Some of the Company’s existing and future proprietary information may not be patentable. We cannot guarantee that our protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our system.
Nonetheless, the Company intends to vigorously defend its proprietary technologies, trademarks, and trade secrets. The Company has generally and will in the future require existing and future members of management, employees and consultants to sign non-disclosure and invention assignment agreements for work performed on the Company’s behalf.
We also intend to secure appropriate national and international trademark and copyright protections with the intention of prosecuting any infringements, although we have not historically sought any patent protection, but have solely relied on trade secrets, software security measures and nondisclosure agreements. Iveda Solutions has trademark registrations for “Iveda Solutions,” “Iveda,” and the company’s logo from the U.S. Patent and Trademark Office.
Iveda Solutions has developed Cerebro, a proprietary software product used internally by Iveda Solutions. Cerebro allows Iveda Solutions to manage and track all aspects of its remote monitoring service and generate reports on such items as daily monitoring, reported events, property and contact data, major incident tracking, intervention specialist performance tracking and service performance statistics. It also allows employees to participate in internal message board communications. Iveda Solutions has historically relied on trade secret protection for Cerebro, but management may consider applying for patent or copyright protection for this database or related processes in the future.
We do not believe that our proprietary rights infringe the intellectual property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future technology or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. Furthermore, our proposed future products and services may not be proprietary and other companies may already be providing these products and services.
Government Regulation. Various states within the United States require companies performing the type of work performed by Iveda Solutions to be licensed. Iveda Solutions maintains active licenses in Arizona, California, and Minnesota, and intends to seek licenses in other states as required. Some states and local municipalities may also require companies that provide turnkey electronic security systems for commercial facilities to obtain and maintain special security licenses.
The process of obtaining specialty security licenses can be bureaucratic. Obtaining new licenses typically requires that a test be taken in that state, if it requires a state license. If a state license expires or is revoked for any reason, it could prevent us from being authorized to enter into a contract in that state. If a local license expires or is revoked for any reason, we may be assessed a fine, depending on the delinquency in regard to that license.

Employees. As of the date of this report, Iveda Solutions has 20 full-time employees and 7 part-time employees, and Iveda has three employees, two of whom are full time. Twelve of the Iveda Solutions employees were hired in 2008 using proceeds raised in 2008 through Iveda Solutions’ private offering, of which 4 are intervention specialists, 4 are in sales and marketing, 2 are in IT, and 2 are in administration. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel. From time to time, the Company may employ independent consultants or contractors to support its development, marketing, sales and support and administrative needs. The Company’s employees are not represented by any collective bargaining unit.
Our business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the security services industry is generally characterized by high turnover, we believe our experience compares favorably with that of the industry. We have not experienced any material difficulty in employing suitable numbers of qualified personnel, and employee turnover is low.
We believe that the quality of our intervention specialists is essential to our ability to offer effective and reliable service, and we believe diligence in their selection and training produces the level of performance required to maintain customer satisfaction and internal growth. Our policy requires that all selected applicants for an intervention position with us undergo a detailed pre-employment interview and a background investigation covering such areas as employment and education. Personnel are selected based upon maturity, experience, personality, stability and reliability. We treat all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions. Our comprehensive training programs for our intervention specialists include initial training, on-the-job training and refresher training. Initial training explains the duties of an intervention specialist, report preparation, emergency procedures, ethics and professionalism, grounds for discharge, and basic post responsibilities. On-the-job training covers specific duties as required. A monthly meeting is held with the remote surveillance management team and a quarterly meeting with all intervention specialists to discuss any problem areas, go over new techniques, and discuss tips for effective monitoring, providing further ongoing training. Ongoing refresher training is given on an annual basis as the need arises as determined by the employee’s supervisor or quality control personnel.
Insurance. We maintain insurance, including comprehensive general liability coverage and directors’ and officers’ coverage in amounts and with types of coverage that management believes to be customary in our industry. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with applicable state workers’ compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.
Competition. Management believes that Iveda Solutions remains the only company providing real-time video surveillance in the United States as of the date of this report. Integrators and central monitoring companies, the Company’s closest competitors, provide monitoring services based on electronic alarm triggers which generate a response time of often 6-10 minutes or more. Iveda Solutions’ niche in the security industry is its real-time video surveillance service. Management believes the Company’s monitoring facility provides a unique competitive advantage, as it is capable of performing real-time video surveillance for customers without triggering an electronic alarm that prompts an alarm company to log into a specific camera to view the potential breach. Iveda Solutions believes that it is the only company offering this type of proactive video surveillance with a secure and redundant infrastructure. Its unique integration of existing technologies allows the Company to offer what is believed to be an unprecedented real-time remote monitoring service.
Iveda Solutions’ competitors can be categorized into two groups: 1) those that offer the services and technology that Iveda Solutions offers; and 2) those that are working towards offering the services and technology that Iveda Solutions offers. Iveda Solutions differentiates between the two by using the following litmus test:
1.	Does the company offer IP-based cameras, recording, and views and management via the Web?
2.	Does the company install and maintain the equipment?
3.	Does the company offer camera monitoring and response without event or alarm triggers?

Question three is very important. The majority of monitoring companies surveyed will not look at the camera monitor unless there has been an alarm triggered. This is a reactionary form of security rather than a proactive form of security. Iveda Solutions uses specialized software that brings a camera view into the foreground on the guard’s monitor when movement or other specific criteria cause a particular camera to trigger. The result is a proactive security monitoring system that can prevent a crime before it happens. This technology is reliable and offers configurable view-zones, programmable movement direction, and even pattern-recognition to a particular user.
Direct Competitors
The market has been responsive to Iveda Solutions’ service offering because no other established company is offering a similar package of services at this time. Established security companies are missing either number 1 or 3 above. Therefore, based on Iveda Solutions’ internal research and in management’s opinion, the Company has no direct competitors at this time. Iveda Solutions defines “direct competitors” as companies offering real-time video surveillance services. Management’s research to reach this conclusion included reviews of industry magazines and trade associations and interviews with key companies offering monitoring services. However, management believes it will not take others long to begin offering services similar to those now offered by Iveda Solutions.
Indirect Competitors
Westec Interactive. Westec was founded in 1996 and is headquartered in Coppell, Texas. It currently provides surveillance services to over 4000 businesses across the country. Its major markets include convenience stores, quick-service & casual dining restaurants, drug store chains, jewelry stores, specialty retail outlets and commercial facilities. Westec is very strong in the convenience store niche. While its service is “interactive,” it requires the customer to toggle a switch before live monitoring personnel can activate the system.
Iverify Inc. Iverify was originally founded as Interactive Business Solutions in 2002 and is headquartered in Charlotte, North Carolina. It serves the retail, multifamily housing/property management, financial/banking, trucking/warehouse, crime prevention, public transit, events, business improvement districts, electric/gas storage and public utility sectors. Iverify offers scheduled guard tours and video verification services for its customers. In December 2007 Iverify completed its acquisition of Smart Interactive Systems from the Magal Group.
Monitoring Partners. Monitoring Partners is a privately-held company. The company provides video verification services from existing cameras and installation of new cameras. Alarms are transmitted with the signal and a variable amount of video from before during and after the alarm. The video is fully integrated in the central station allowing the operator to see what went on and make a real determination before dispatching. The operator has the capability to go live, but it is not a common practice at this time. The video is stored in the alarm log and available to the police, dealer or customer. It also allows customers to view live video from their cameras from a remote location.
XtremeSurveillance. XtremeSurveillance offers up to 24/7 monitoring with a dedicated monitoring agent assigned to each shift to monitor a single customer’s bank of cameras. This premium service is offered at a high monthly fee. When camera activity is detected, the monitoring agent on duty sends an automated alert notification to the customer. It is then up to that customer to contact police. Recordings of events are dependent upon having a DVR on the customer’s premises.
Viewpoint. Viewpoint is an alarm central station company and does not utilize a pure IP video surveillance infrastructure. Its proprietary system relies on onsite triggers and independent DVR/NVR box systems to manage video, is more expensive than other companies, and does not use off-site video hosting as efficiently as Iveda Solutions, in management’s opinion. Customers face high initial system deployment costs because of the required physical triggers and sensors for alerts and customer site data storage. Its reliance on alarm and access control integration for video services, and its lack of being camera agnostic gives Iveda Solutions the opportunity to capitalize on Viewpoint’s limitations.

byRemote Surveillance Solutions. byRemote is solely a video surveillance hosting company. Although it does not offer any sort of remote surveillance option, it does monitor the connection of its customers’ cameras and sends them notification if the cameras go offline. byRemote only records at 1 frame per second, but is able to set up a customer who needs higher-quality video with an on-site storage PC. Its standard hosted storage package starts at 14 days at 1 FPS (320x240 pixels). Any additional number of days of storage is available at an added monthly fee. Its one-time fee to activate a license for all storage solutions is less than $25. Customers’ video is stored at a secure data center facility. The bulk of byRemote’s customers are in North Dakota.
Iveda Solutions’ system is adaptable and scalable to any market because its networked video system can be expanded by simply adding capacity, with no need to build expensive infrastructure for future expansion. The system also allows easy upgrades of existing analog systems to a digital system. The technology is self-reliant and does not require customers to alert Iveda Solutions prior to receiving any assistance. Iveda Solutions’ intervention specialists can continuously monitor a customer location and can help prevent and warn of any potential incident rather than just respond after the fact. Iveda Solutions’ solution is practical because its system can isolate certain areas with heavy customer traffic conducting normal business; thus avoiding unnecessary camera views brought into the foreground on the monitor’s screen caused by movement.
In addition, Iveda Solutions not only warns via live remote audio transmission, but also is able to dispatch the customer’s security team or the police to abate any suspicious activity at a customer location.
ITEM 1A — RISK FACTORS
Risk Factors Involving Our Business
The Audit Report On Iveda’s Financial Statements Contains A Going Concern Opinion.
Iveda’s financial statements included with this report were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the audit report on the financial statements for the year ended December 31, 2009 in this report, and note 1 to those financial statements). Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved.
Iveda Is An Emerging Growth Company.
Iveda Solutions began operations in 2005. While Iveda has monthly revenues, there is limited historical, operating or financial information about Iveda to evaluate Iveda’s performance. As of April 1, 2010, Iveda had approximately $682,000 cash on hand. At Iveda’s current estimated burn rate of $110,000 per month, Iveda has sufficient capital to continue its operations for at least the next five months assuming costs do not significantly increase and it does not expand its operations. However, Iveda intends to continue to seek to raise capital predominantly to expand its sales and marketing capabilities and hire additional employees to meet the demand for its services. If Iveda does not raise sufficient capital, of which there can be no assurance, it will have a significant impact on the ability of Iveda to expand operations. There can be no assurance that Iveda can be operated profitably or, if profitability is achieved, that it can be sustained.
Iveda’s Ability To Grow Is Dependent Upon The Success Of Iveda’s Current And Future Operations And Iveda’s Ability To Obtain Additional Financing.
Iveda is close to generating sufficient revenue to fund its ongoing operations, but needs additional funding to implement its growth plan. Iveda currently has and will continue to have significant capital requirements to fund its growth. Iveda anticipates, based on its currently proposed intentions and assumptions relating to its operations, that substantial additional capital will be needed to satisfy Iveda’s cash requirements to implement its growth plan. While Iveda expects to continue raising capital, Iveda has no committed sources of additional financing and Iveda’s officers, directors and shareholders are not required to provide any portion of Iveda’s future financing requirements. Iveda cannot assure investors that additional financing will be available on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed could require Iveda to significantly curtail its growth plans.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of Iveda’s existing shareholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Iveda cannot assure investors that additional financing will be available on terms favorable to Iveda, or at all.
Iveda Depends On Certain Key Personnel.
Iveda’s future success will be dependent on the efforts of key management personnel, particularly David Ly, Iveda’s President and CEO, Luz Berg, Iveda’s COO and CMO, and Ray Palomaa, Iveda Solutions’ Director of Sales, each of whom is employed at will by Iveda or Iveda Solutions. Mr. Ly’s relationships within Iveda’s industry are vital to Iveda’s continued operations and if Mr. Ly was no longer actively involved with Iveda, Iveda would likely be unable to continue its operations. Iveda is seeking to obtain key man insurance on Mr. Ly in the amount of $3 to 5 million, but there is no assurance it will be successful in obtaining coverage. The loss of one or more of Iveda’s other key employees could also have a material adverse effect on Iveda’s business, results of operations and financial condition. Iveda also believes that Iveda’s future success will be largely dependent on Iveda’s ability to attract and retain highly qualified management, sales and marketing personnel. Iveda cannot assure investors that the Company will be able to attract and retain such personnel. Iveda’s inability to retain such personnel or to train them rapidly enough to meet Iveda’s expanding needs could cause a decrease in the overall quality and efficiency of Iveda’s staff, which could have a material adverse effect on Iveda’s business, results of operations and financial condition.
Rapid Growth May Strain Iveda’s Resources.
As Iveda continues the commercialization of Iveda’s security and surveillance products and services, Iveda expects to experience significant and rapid growth in the scope and complexity of its business, which may place a significant strain on Iveda’s senior management team and Iveda’s financial and other resources. The proposed acceleration will expose us to greater overhead, marketing and support costs and other risks associated with growth and expansion. Iveda will need to add staff to monitor additional cameras, market its products and services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. Iveda will be required to hire a broad range of additional personnel in order to successfully advance its operations.
Management has implemented strategies to handle projected growth, including acquiring an option on additional leased space within Iveda’s existing building. Iveda’s existing leased space can accommodate up to 15 monitoring stations, with four employees required to monitor each station around the clock. Iveda may also seek to relocate its existing data center, located in Scottsdale, Arizona, to a less expensive part of the United States. Iveda’s ability to manage its rapid growth effectively will require Iveda to continue to improve its operations, to improve its financial and management information systems and to train, motivate and manage its employees.
This growth may place a strain on Iveda’s management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage Iveda’s business, or the failure to manage growth effectively, could have a materially adverse effect on Iveda’s business and financial condition. In addition, difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm Iveda’s business, prospects, results of operations and financial condition.

Demand For Iveda’s Security And Surveillance Products And Services May Be Lower Than Iveda Anticipates.
Iveda has commenced a public relations and marketing campaign. Iveda has limited resources to undertake extensive marketing activities, although Luz Berg, Iveda’s COO and CMO, has significant marketing experience from her past positions at mid-cap public companies, and she will manage Iveda’s future marketing efforts. In 2008, Iveda hired Ray Palomaa, who has significant past experience in the high-technology security industry, as Iveda’s Director of Sales. Mr. Palomaa is managing a small sales team to develop Iveda’s reseller distribution channel. His addition to Iveda’s team allowed Iveda to tap into the industry contacts he was able to build over his years of experience. Through his efforts to reach out to leading security companies (including Axis Communications, Dotworkz, Milestone, and Pivot3), Iveda has increased its recognition and credibility in the industry. These organizations can help with lead development for end users and resellers if we collaborate with them on complimentary technology that can increase awareness of Iveda’s innovative products and services although there can be no assurance we will enter into any collaboration with these companies. Iveda cannot predict with certainty the potential consumer demand for its security and surveillance products or services or the degree to which Iveda will meet that demand. If demand for its security and surveillance products and services does not develop to the extent or as quickly as expected, Iveda might not be able to generate revenue to become profitable.
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
Even if markets for its products and services develop, Iveda could achieve a smaller share of these markets than Iveda currently anticipates. Achieving market share will require substantial marketing efforts and expenditure of significant funds to inform customers of the distinctive characteristics and benefits of using Iveda’s products and services. Iveda cannot assure investors that its marketing efforts will result in the attainment of sufficient market share to become profitable.
Iveda Believes Industry Trends Support Its Open Source Systems, But If Trends Reverse, Iveda May Experience Decreased Demand.
The security and surveillance industry is characterized by rapid changes in technology and customer demands. Management believes that the existing market preference for open source systems (systems capable of integrating a wide range of products and services through community and private based cooperation, such as the Internet, Linux, and certain cameras used in Iveda’s business) is strong and will continue for the foreseeable future. However, should the market shift toward closed source, proprietary systems (private, closed systems built to only support a specific manufacturer or developer’s product or service, such as CCTV cameras), demand for Iveda’s services may decline as Iveda is unable to monitor cameras that are part of a closed source system. Management believes that such a shift is unlikely. While Iveda is able to convert CCTV and analog systems for use with Iveda’s monitoring services, certain systems may not be convertible in the future, and to the extent that customers prefer to install these systems, it would be more difficult to sell Iveda’s services since customers would be required to spend additional funds to acquire new cameras that Iveda would be able to monitor.
Future Loan Agreements With Lenders May Hinder Iveda’s Ability To Operate The Business By Imposing Restrictive Loan Covenants.
Iveda will likely need to incur debt to implement its business plan, and has and plans to continue to obtain lease financing for certain equipment acquisitions. Any debt load necessary to implement Iveda’s business plan could result in substantial debt service requirements. These future debt load and service requirements could have important consequences which could hinder Iveda’s ability to operate, including Iveda’s ability to:
•	Incur additional indebtedness;
•	Make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;
•	Make distributions to shareholders, or redeem or repurchase Iveda’s shares;

•	Make certain types of investments;

•	Create liens on Iveda’s assets;

•	Utilize the proceeds of asset sales; and

•	Merge or consolidate or dispose of all, or substantially all, of Iveda’s assets.

In the event that Iveda is unable to pay its debt service obligations, Iveda’s creditors could force it to (1) reduce or eliminate distributions to shareholders; or (2) reduce or eliminate needed capital expenditures. It is possible that Iveda could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of Iveda’s debt. In the event that Iveda would be unable to refinance Iveda’s indebtedness or raise funds through asset sales, sales of equity or otherwise, Iveda’s ability to operate would be greatly affected.
Risks Associated with the Surveillance and Remote Security Industry
As a result of providing its products and services, Iveda is exposed to risks associated with participation in the security and surveillance industry. These risks are summarized below.
Iveda Depends On Third Party Manufacturers And Suppliers For The Products It Sells.
Iveda has relationships with a number of third party manufacturers and suppliers, including Axis Communications, Milestone, Scansource, Anixter, Dotworkz and Ingram Micro for cameras and Dell for network computer equipment, for the supply of all of the hardware components of Iveda’s products. Iveda has signed reseller and development partner agreements with Axis Communications and Milestone. Risks associated with Iveda’s dependence upon third party manufacturing relationships include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of Iveda’s intellectual property. Although Iveda depends on third party manufacturers and suppliers for products it sells, risks are minimized because it does not depend on one manufacturer and supplier. It utilizes an open platform, which means that in order to deliver its services, it does not discriminate based on camera brand or manufacturer and its services can be used with a wide array of products.
Iveda does not know if it will be able to maintain third party manufacturing and supply contracts on favorable terms, if at all, or that its current or future third party manufacturers and suppliers will meet its requirements for quality, quantity or timeliness. Iveda’s success depends in part on whether its manufacturers are able to fill the orders it places with them in a timely manner. If Iveda’s manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders Iveda places with them, Iveda may be required to pursue replacement manufacturer relationships. If Iveda is unable to find replacements on a timely basis, or at all, Iveda may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose it to legal liability, loss of reputation and risk of loss or reduced profit. Management believes that Iveda’s present suppliers offer products that are superior to comparable products available from other suppliers. Iveda’s business, results of operation and reputation would be adversely impacted if Iveda is unable to provide quality products to its customers in a timely manner.
In addition, Iveda has development partner relationships with many of its present suppliers, which provides it with greater control over future enhancements to the off-the-shelf products Iveda sells.
Iveda could also be adversely affected by an increase in its manufacturers’ prices for its product components or a significant decline in Iveda’s manufacturers’ financial condition. If Iveda’s relationship with any one of its manufacturers is terminated and Iveda is not successful in establishing a relationship with an alternative manufacturer who offers similar services at similar prices, Iveda’s costs could increase, adversely affecting its operations.
Iveda Operates In A Highly-Competitive Industry And its Failure To Compete Effectively May Adversely Affect Its Ability To Generate Revenue.
Although management believes that there is, at this time, no competitor that offers a similar package of services to the package offered by Iveda, management is aware of similar products and services which compete indirectly with Iveda’s products and services. In management’s opinion, companies providing indirect competition include Westec Interactive, Iverify, Xtreme Surveillance, Viewpoint, byRemote, and Monitoring Partners. Some companies may also be developing similar products and services, including companies that may have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than Iveda. These companies may develop security products and services that are superior to those offered by Iveda. Such competition may potentially affect Iveda’s chances of achieving profitability.

Some of Iveda’s current and future competitors may conduct more extensive promotional activities and may offer lower prices to customers than Iveda does, which could allow them to gain greater market share or prevent Iveda from increasing its market share. In the future, Iveda may need to decrease its prices if Iveda’s competitors lower their prices. Iveda’s competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, Iveda must carry out its business plan, establish and strengthen its brand awareness through marketing, effectively differentiate its services from those of its competitors and build its reseller network, while maintaining superior levels of service, which management believes is what will ultimately differentiate Iveda’s services from any similar services its competitors may develop in the future. To achieve this Iveda may have to substantially increase marketing and development activities in order to compete effectively. Such competition will potentially affect Iveda’s chances of achieving profitability.
Future Legislation Or Governmental Regulations Or Policies Could Have A Significant Impact On Iveda’s Operations.
While Iveda is presently subject only to licensing requirements related to its contracting activities, for which Iveda holds low voltage contractors’ licenses in California, Minnesota and Arizona, the security and surveillance industry as a whole is subject to regulation. As Iveda continues operations, Iveda may be subject to additional regulation in the future. Future changes in laws or regulations could require Iveda to change the way Iveda operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or Iveda fails to comply in the future, Iveda’s financial condition, results of operations and cash flows could be materially and adversely affected.
Regulation Of The Telecommunications Industry And The Internet May Impact Iveda’s Operations
Aspects of Iveda’s operations may be, or become, subject to regulations governing the Internet. There can be no assurance that government agencies will not increasingly regulate Internet-related services. Increased regulation may slow Iveda’s growth, and legislation could be enacted that would prohibit certain forms of telecommunication critical to Iveda’s operations. Such regulation may also negatively impact the cost of doing business and materially adversely affect Iveda’s business, financial condition and results of operations.
The Failure Of Iveda’s Systems Could Result In A Material Adverse Effect.
Iveda utilizes a third party, fourth-tier data center in Scottsdale, Arizona. Tier 4 data centers meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers, or TIA-942. This data center transmits data to Iveda’s monitoring system via a dedicated fiber connection, and offers the greatest reliability provided by the industry, 99.995% availability, due to a number of back-up measures. Iveda’s operations are dependent upon its ability to support a complex network infrastructure and avoid damage to both its monitoring center and the data center from fires, earthquakes, floods, hurricanes, power losses, war, terrorist acts, telecommunications failures and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or actions, or other unanticipated problem could cause interruptions in the services provided by Iveda, and resulting losses by Iveda’s customers. Any damage or failure that causes interruptions in the service provided by Iveda could have a material adverse effect on its business, operating results and financial condition.
Iveda has experienced individual camera failures or outages in the past, and will likely experience future individual camera failures or outages that disrupt the monitoring of those cameras. Iveda’s revenue depends in large part on maintaining the operability of its monitoring systems. Accordingly, the performance, reliability and availability of Iveda’s network, servers for Iveda’s corporate operations and infrastructure are critical to Iveda’s reputation and Iveda’s ability to attract and retain customers.

Iveda is continually expanding and enhancing its technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on its network and the overall size of its customer base. Iveda may be unsuccessful in these efforts or Iveda may be unable to project accurately the rate or timing of these increases. The data center that Iveda currently uses has significant additional bandwidth available should Iveda need it for expanding its operations. Approximately three to four weeks elapses between signing a new customer and commencing monitoring of that customer’s cameras, which provides Iveda with what management believes to be sufficient time to acquire additional bandwidth if needed. However, Iveda’s failure, or Iveda’s suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for Iveda’s services.
Iveda’s computer hardware operations, data processing, storage and backup systems are located in a single, third party, fourth-tier data center in Scottsdale, Arizona. If this location experienced a significant system failure or interruption, Iveda’s business would be harmed. Iveda’s systems can be vulnerable to damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins and similar events. The property and business interruption insurance Iveda carries may not have coverage adequate to compensate it fully for losses that may occur.
If Iveda’s Security Measures Are Breached And Unauthorized Access Is Obtained, Existing And Potential Customers Might Not Perceive Iveda’s Services As Being Secure And Might Terminate Or Fail To Purchase Iveda’s Services.
Iveda’s business involves the monitoring of cameras that may be recording sensitive areas of its customers’ facilities, and as a result, Iveda utilizes security measures that are comparable to those used by banks in providing online banking services. No security measures are completely secure, however, and, for example, hackers or individuals who attempt to breach its network security could, if successful, cause interruptions in Iveda’s services. If Iveda experiences any breaches of its network security or sabotage, Iveda might be required to expend significant capital and resources to protect against or alleviate these problems. Iveda may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, Iveda may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of Iveda’s security occurs, the perception of the effectiveness of Iveda’s security measures and Iveda’s reputation could be harmed and Iveda could lose current and potential customers.
The Timing Of Iveda’s Revenues Can Vary Depending On How Long Customers Take To Evaluate Iveda’s Services.
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
Iveda Will Rely On Both Iveda’s Internal Sales Force And Resellers To Distribute Iveda’s Security Products And Services To Customers.
Iveda relies on both Iveda’s internal sales force and resellers to distribute its security products and services to its customers. As of the date of this report, Iveda has signed nineteen resellers and six independent agents, and anticipates adding more as Iveda implements its business plan. However, Iveda plans to continue its internal sales activity for the foreseeable future to market its products and services until its resellers are completely trained and mobilized. Iveda could be adversely affected by any significant decline in the service provided by its resellers as any customers dissatisfied with its resellers may cause damage to its reputation. If Iveda’s relationship with any of its larger resellers is terminated and Iveda is not successful in establishing a relationship with an alternative reseller who offers similar services at similar prices, Iveda’s business could decline depending on the level of revenue generated by that reseller.

Government Contracts Generally Contain Rights And Remedies Which Could Reduce The Value Of Such Contracts, Or Result In Losses.
Iveda presently provides its products and services for certain state and local government customers, and obtained certification of SAFETY Act Designation by the Department of Homeland Security under the Support Anti-terrorism by Fostering Effective Technologies Act, or SAFETY Act, in April 2009. Although not significant sources of revenue at this time, government contracts often contain provisions that give the governments that are party to those contracts certain rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the contracting company from doing business with a foreign government or prevent the company from selling its products in certain countries; (iii) audit and object to the company’s contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the company’s contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with Iveda for convenience, Iveda may not be able to recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, Iveda may not recover those amounts and, in addition, Iveda may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Iveda’s termination with other government agencies. As a result, Iveda’s on-going or prospective relationships with such other government agencies could be impaired.
There Is A Shortage Of Qualified Electricians. Since The Majority Of Iveda’s Work Is Performed By Electricians, This Shortage May Negatively Impact Iveda’s Business, Including Its Ability To Grow.
There is a shortage of qualified electricians in the United States. In order to conduct Iveda’s business, it is necessary for Iveda or Iveda’s resellers to employ electricians and have those electricians qualified in the states where they do business. Iveda’s ability to increase productivity and profitability may be limited by its and its resellers’ ability to employ, train and retain skilled electricians required to meet Iveda’s customers’ needs. Accordingly there can be no assurance, among other things, that:
• Iveda or Iveda’s resellers will be able to maintain the skilled labor force necessary to operate efficiently;
• Iveda’s or Iveda’s resellers’ labor expenses will not increase as a result of a shortage in the skilled labor supply; and
• Iveda or Iveda’s resellers will be able to maintain the skilled labor force necessary to implement Iveda’s planned growth.
The Estimates Iveda Uses In Placing Bids Could Be Materially Incorrect, Resulting In Possible Losses.
Iveda currently generates, and expect to continue to generate, a significant portion of its revenues for product sales and installation under fixed price contracts. The cost of gasoline, labor and materials, however, may vary significantly from the costs Iveda originally estimates. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those Iveda originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on Iveda’s operating results.

Risks Related to Iveda’s Intellectual Property
Iveda Depends On its Intellectual Property.
Iveda’s success and ability to compete depends in part on Iveda’s proprietary database, Cerebro, the security information and reporting web service developed and used by Iveda internally, and on the process by which Iveda integrates existing third party products into a monitoring solution. If any of Iveda’s competitors copy or otherwise gain access to Iveda’s proprietary technology or develop similar technologies independently, Iveda may not be able to compete as effectively. Iveda considers its proprietary software invaluable to its ability to continue to develop and maintain the goodwill and recognition associated with its brand. The measures Iveda takes to protect its technologies, and other intellectual property rights, which presently are based upon trade secrets, may not be adequate to prevent their unauthorized use.
If Iveda is unable to protect its intellectual property, Iveda’s competitors could use Iveda’s intellectual property to market products, services and technologies similar to Iveda’s, which could reduce demand for Iveda’s products, services and technologies. Iveda may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use its products or technology. Policing unauthorized use of Iveda’s technology is difficult, and Iveda may not be able to prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect its intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that Iveda currently or in the future owns. Iveda does not have patent protection with respect to its software or systems, although management is considering seeking such protection.
Iveda seeks to protect its proprietary intellectual property, which includes intellectual property that may only be protectable as a trade secret, in part by confidentiality agreements with its employees, consultants and business partners. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships. See “Business — Other Information — Proprietary Rights.”
Iveda Could Incur Substantial Costs Defending its Intellectual Property From Infringement By Others.
Unauthorized parties may attempt to copy aspects of Iveda’s proprietary software product or to obtain and use its other proprietary information. Litigation may be necessary to enforce Iveda’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of the proprietary rights of others. Iveda may not have the financial resources to prosecute any infringement claims that it may have. Any litigation could result in substantial costs and diversion of resources with no assurance of success.
Iveda Could Incur Substantial Costs Defending Against Claims That Its Products Infringe On The Proprietary Rights Of Others.
The scope of any intellectual property rights that Iveda has is uncertain and may not be sufficient to prevent infringement claims against Iveda or claims that Iveda has violated the intellectual property rights of third parties. While Iveda knows of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and Iveda has not made an exhaustive search of all patent filings. Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to Iveda’s products and services. The scope and viability of these patents, the extent to which Iveda may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit Iveda’s ability to market its products and services.
Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and Iveda cannot assure investors that Iveda would prevail in any such proceeding as the intellectual property status of its current and future competitors’ products and services is uncertain. Any infringement claim against Iveda, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require Iveda to develop non-infringing technology or to enter into royalty or licensing agreements.

Iveda might not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to Iveda, or at all, and could significantly harm Iveda’s business and operating results. A successful claim of infringement against Iveda or Iveda’s failure or inability to license the infringed or similar technology could require it to pay substantial damages and could harm its business because Iveda would not be able to continue operating its surveillance products without incurring significant additional expense. In addition, to the extent Iveda agrees to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require Iveda to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell Iveda’s products. Furthermore, Iveda’s suppliers may not provide it with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, Iveda would be forced to bear any resulting expense.
Risk Factors Involved In Being a Public Company
Our Shares Are “Penny Stock”.
In general, “penny stock” includes securities of companies which are not listed on the principal stock exchanges and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6 million in the last three years. As “penny stock,” Iveda’s stock therefore is subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell Iveda’s stock, and therefore may adversely affect Iveda stockholders’ ability to sell the stock in the public market.
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
Our Reporting Obligations as a Public Company Are And Will Be Costly.
Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws. These reporting obligations will increase Iveda’s operating costs significantly from historical norms prior to becoming a public company. Iveda may not reach sufficient size to justify its public reporting status. If it were forced to become a private company, then its shareholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.
ITEM 1B — UNRESOLVED STAFF COMMENTS
As a smaller reporting company, the Company is not required to provide Item 1B disclosure in this Annual Report.

ITEM 2 — PROPERTIES
Iveda’s and IntelaSight’s executive offices are located at 1201 S. Alma School Rd., Suite 4450, Mesa, Arizona 85210, where the Company currently leases approximately 3,667 square feet of office space for $8,593 per month from Mesa Financial Plaza Investors, LLC. The lease expires in August of 2011. Neither Iveda nor the Company are affiliated with its lessor. Additional office space will be needed as additional employees are hired, and is currently available at this location. The Company believes that its current facilities will be adequate until April 2011, at which time it may need to add additional space for remote monitoring stations. The Company chose the building because it has the fiber necessary for the Company’s projected bandwidth requirements and it has significant additional space available for additional remote monitoring stations.
The Company also signed a 3-year data center services agreement at a fourth-tier datacenter (highest industry rating) in Scottsdale, Arizona with a 99.99% uptime guarantee from i/o Data Center at a monthly rate of $7,976, that began on September 1, 2008. Neither Iveda nor its subsidiary IntelaSight is affiliated with its new lessor.
The Company’s management believes that all facilities occupied by the Company are adequate for present requirements, and that the Company’s current equipment is in good condition and is suitable for the operations involved.
ITEM 3 — LEGAL PROCEEDINGS
We are not a party to any material legal proceeding and to our knowledge, no such proceeding is threatened or contemplated, as of the date of this report.
ITEM 4 — RESERVED
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Articles of Incorporation provide that the Company has the authority to issue 200,000,000 shares of capital stock, which are currently divided into two classes as follows: 100,000,000 shares of common stock, par value of $0.00001 per share; and 100,000,000 shares of preferred stock, par value of $0.00001 per share. As of April 14, 2010, we had 14,678,507 outstanding shares of Common Stock (including 2,500,000 shares of common stock held in escrow by Iveda Solutions) and no outstanding shares of Preferred Stock.
Iveda shares began trading on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “CHDH” on November 15, 2007. Iveda’s trading symbol changed to “IVDA” on October 12, 2009 as a result of the reverse split and name change undertaken prior to the closing of the Merger.
The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of Iveda common stock, as reported by the OTC Bulletin Board, and as adjusted to reflect Iveda’s reverse stock split which was effective as of October 12, 2009. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation. There is an absence of an established trading market for Iveda’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

2009	High Bid		Low Bid
Fourth Quarter 10-1-09 to 12-31-09		$3.80		$1.30
Third Quarter 7-1-09 to 9-30-09		$3.80		$3.10
Second Quarter 4-1-09 to 6-30-09	$	N/A	$	N/A
First Quarter 1-1-09 to 3-31-09		$4.00		$4.00

2008	High Bid		Low Bid
Fourth Quarter 10-1-08 to 12-31-08	$	N/A	$	N/A
Third Quarter 7-1-08 to 9-30-08	$	N/A	$	N/A
Second Quarter 4-1-08 to 6-30-08	$	N/A	$	N/A
First Quarter 1-1-08 to 3-31-08	$	N/A	$	N/A

*	N/A indicates no recorded trading activity during the period presented.
There is limited trading activity in Iveda’s securities, and there can be no assurance a regular trading market for our common stock will be sustained. On April 9, 2010, the closing price per share of Iveda common stock on the OTC Bulletin Board was $1.40.
Iveda has never paid cash dividends on its capital stock. Iveda currently intends to retain all earnings, if any, to finance the growth and development of its business. Iveda does not anticipate paying any cash dividends in the foreseeable future. As of April 1, 2010, Iveda had approximately 127 shareholders of record, exclusive of shares held in street name.
Equity Compensation Plans (As Of December 31, 2009)
On October 15, 2009, the Company adopted the 2009 Stock Option Plan (the “Option Plan”), pursuant to which it may grant equity awards to eligible persons. The Option Plan allows the Board of Directors to grant options to purchase up to 1,500,000 shares of common stock to directors, officers, key employees and service providers of the Company and its subsidiary. As of October 15, 2009, options to purchase 1,182,104 shares had been granted under the Option Plan as part of the Merger, converting options granted prior to the Merger to IntelaSight, Inc. optionholders.
The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees and consultants. As of December 31, 2009, warrants to purchase 559,278 shares of common stock were outstanding that had been issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under equity
Plan Category	warrants and rights (#)	warrants and rights ($)	compensation plans

Equity compensation plans approved by shareholders	N/A	N/A	N/A

Equity compensation plans not approved by shareholders	1,742,007	$0.31	317,271

Total	1,742,007	$0.31	317,271
Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 31, 2009 were previously disclosed except for the following:
On or about October 16, 2009, the Company issued 403,549 shares of common stock in exchange for the conversion of $403,549 in debt owed to twenty five investors pursuant to Section 4(2) of the Securities Act of 1933, as amended. In December 2009, the Company issued $50,000 of unsecured convertible debt to two investors pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each investor had access to the Company’s Form S-4 Registration Statement and executed a subscription agreement with risk factors.

ITEM 6 — SELECTED FINANCIAL DATA
As a smaller reporting company, the Company is not required to provide Item 6 disclosure in this Annual Report.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited and unaudited financial statements and associated notes appearing elsewhere in this report. For all periods on or before October 15, 2009, the financial discussion set forth below shows the results prior to the merger with Iveda Corporation fka Charmed Homes, Inc.
Overview
IntelaSight, Inc. dba Iveda Solutions (“Iveda Solutions”) began operations January 24, 2005 and became a wholly-owned subsidiary of Iveda, a Nevada corporation (“Iveda”) on October 15, 2009 through a merger. The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated accumulated losses of $4,746,835 through December 31, 2009.
A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:
•	The Company closed its private placement memorandum dated October 26, 2009 and raised a total of $1,595,000.
•	A new private placement memorandum was prepared to raise up to an additional $1,500,000. As of March 31, 2010, a total of $190,000 had been raised.
•	Establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	Launch public relations and marketing campaigns.
•	Possible evaluation and consideration of merger and/or acquisition activities.
Application of Critical Accounting Policies
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for Iveda are that of the stock based compensation recorded for options and warrants issued and the income tax valuation allowance recorded for deferred tax assets.
The fair values of options and warrants are determined using the Black-Scholes option-pricing model. Iveda has no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option-pricing model stated below. The specific quantitative variables are included in the Notes to the Financial Statements. The estimated fair value of options and warrants is recognized as expense on the straight-line basis over the options’ and warrants’ vesting periods. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the expected life, dividend yield, expected volatility, and risk free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility was estimated by using the average volatility of three public companies offering services similar to Iveda. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options and warrants is based on the average of three public companies offering services similar to Iveda.
The income tax valuation allowance was increased to 100% of the deferred tax asset for the year ended December 31, 2008. Management evaluated the current financial condition and recent inability to raise appropriate funds to assure Iveda to continue as a going concern and concluded that the deferred tax asset was no longer more likely than not recoverable.
Impairment of Long-Lived Assets
We have a significant amount of property and equipment primarily consisting of leased equipment. The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value.
Basis of Accounting and Going Concern
Iveda’s financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of $4,746,835 through December 31, 2009 and has a working capital deficit of approximately $734,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.
As disclosed in Note 6 Subsequent Events to the Company’s audited financial statements for the year ended December 31, 2009, the Company effected a recapitalization with Charmed Homes, Inc., a publicly reporting company. The Company’s fiscal year end of December will be used for reporting results of operations.

Revenue and Expense Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. The Company recognizes revenue in accordance with ASC 60, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.
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
The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.
Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2009 and 2008 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2009 and 2008, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation, therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $61,800 and $222,892 of stock-based compensation expense for the years ended December 31, 2009 and 2008, respectively.
New Accounting Standards
In May 2008, the FASB issued ASC 105, “The Hierarchy of Generally Accepted Accounting Principles”. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement does not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued ASC 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to ASC 815-20”. ASC 815-10-50 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC 815-20 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
In April 2009, the FASB issued three related FASB Staff Positions: (i) ASC 320, “Recognition of Presentation of Other-Than-Temporary Impairments” (“ASC 320”), (ii) ASC 825 and ASC 270, “Interim Disclosures about Fair Value of Financial Instruments”, and (iii) ASC 820, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which are effective for interim and annual reporting periods ending after September 15, 2009. ASC 320 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modifies the presentation and frequency of related disclosures. ASC 825 and ASC 270 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 820 provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements”. We adopted these Staff Positions, but they did not have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Net Revenue. We recorded net revenue of $659,762 for the year ended December 31, 2009, compared to $506,285 for the year ended December 31, 2008, an increase of $153,477 or 30%. Revenues were primarily derived from our real-time surveillance and equipment sales and installation. In fiscal 2009, our recurring service revenue was $380,816 or 58% of net revenue and our equipment sales and installation revenue was $272,696 or 41% of net revenue, compared to $369,173 or 70% of net revenue for recurring service and our equipment sales and installation revenue was $147,377 or 29% of net revenue in 2008.
Cost of Revenue. Total cost of revenue was $505,534 for the year ended December 31, 2009, compared to $357,184 for the year ended December 31, 2008, an increase of $148,350 or 42%. The increase in cost of revenue was primarily due to increased net revenues and significant additional Internet protocol infrastructure including a tier 4, state of the art, data center with redundant power and abundance of relative bandwidth to support scalability of revenue and customer base growth.
Operating Expenses. Operating expenses were $1,899,353 for the year ended December 31, 2009, compared to $1,661,718 for the year ended December 31, 2008, an increase of $237,635 or 14%. The increase in operating expenses was primarily related to professional fees associated with merger activities.

Loss from Operations. As a result of the increases in operating expenses, loss from operations increased to $1,745,125 for the year ended December 31, 2009, compared to $1,512,617 for the year ended December 31, 2008, an increase of $232,508 or 15%.
Other Expense-Net. Other expense-net was $32,890 for the year ended December 31, 2009, compared to $29,810 for the year ended December 31, 2008, an increase of $3,080 or 10%.
Net Loss. The decrease of $322,782 or 15% in the net loss to $1,778,015 for the year ended December 31, 2009 from $2,100,797 for the year ended December 31, 2008 was impacted by $558,370 in tax expense in 2008 related to the write-off of the Company’s deferred tax assets from 2007 and no corresponding expense recorded in 2009.
Liquidity and Capital Resources
We had cash and cash equivalents of $17,672 on December 31, 2009 and $335,189 on December 31, 2008. Since inception, we have experienced decreases in our cash and cash equivalents primarily as a result of cash used in operations offset by the proceeds from stock sales.
Net cash used in operating activities during the year ended December 31, 2009 was $1,234,798 and during the year ended December 31, 2008 was $1,252,038. Cash used in operating activities for the year ended December 31, 2009 consisted primarily of the net loss. Cash used in operating activities for the year ended December 31, 2008 consisted primarily of the net loss and an increase in inventory and deposits. Net cash used by operating activities as compared to net loss was substantially reduced related to the stock compensation of $222,892 and provision for income taxes of $558,370 related to a write-off of a deferred tax asset in 2008.
Net cash provided by investing activities for the year ended December 31, 2009 was $100,344. Net cash used by investing activities during the year ended December 31, 2008 was $115,579. Our net cash used by investing activities consisted for the year ended December 31, 2008 of the purchase of equipment and funding of an escrow deposit related to the pending merger with Iveda, then known as Charmed Homes Inc.
Net cash provided by financing activities for the year ended December 31, 2009 was $816,937 and during the year ended December 31, 2008 was $1,661,462. Net cash provided in both periods consisted primarily of net proceeds from the sale of stock and proceeds from short-term borrowings which were partially offset by principal payments on capital lease obligations.
At December 31, 2009, we had approximately $4,377,000 in net operating loss carryforwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carryforwards, which federal operating loss carryforwards will expire beginning in 2025 through 2029. State net operating loss carryforwards will begin to expire in 2010.
We have experienced significant operating losses since our inception. During 2008 we increased our personnel to 26 employees from 19 at December 31, 2007 and during 2009, we decreased our personnel to 24 employees. We entered into a new lease agreement in 2008 and increased our occupancy costs as we increased our lease commitment from 1,411 square feet to 3,667 square feet. Our capital expenditures and working capital requirements will increase and other adjustments to our operating plan will be needed to respond to changes in competition or unexpected events.
We believe that our cash on hand is not sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. We continually evaluate our working capital needs and we are seeking to obtain additional working capital through equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

The most recent economic events resulting in a downturn of spending and credit shortage severely curtailed our ability to raise financing in 2009. Between September 2008 and October 2008, Iveda Solutions raised approximately $1.5 million through its private offering. During the entire calendar year 2009, Iveda Solutions raised a small amount of financing through short term loans and sale of equity totaling $796,000. In January 2010, we raised $1.4 million, plus another $105,000 through the sale of 1.4 million shares of common stock to a single investor and 105,000 shares to two other investors. This recent capital raise has provided us with enough capital to continue our operations for at least the next 5 months, but management is seeking to raise additional capital through a private placement of common stock to implement the Company’s business plan. Our cash on hand was approximately $682,038 at April 1, 2010.
Iveda Solutions’ average monthly operating expenses in the first quarter of 2009 was approximately $175,000. Iveda Solutions implemented 10% to 41% salary cuts across the board in April 2009. Iveda Solutions’ average monthly operating expenses in the second quarter of 2009 was reduced to approximately $117,000 and then $102,000 in the third quarter of 2009. Further drastic cuts were made starting in June 2009. Hours and salaries of non-essential employees were cut up to 66% from salary levels before April 2009. Sales employees who are essential in generating sales and IT employees who are essential in maintaining our infrastructure retained full time status, but salaries were cut by up to 8%. Executive salaries were reduced by 41%. Only the salaries of intervention specialists (the employees monitoring our customers’ properties) were not reduced. As a result of all of these actions, our monthly burn rate for the fourth quarter of 2009 had been further reduced to $99,000, excluding “one-time” professional fees incurred in relation to our merger activities. All employee accrued pay in 2009 was paid in January 2010. Starting in February 2010, we increased the salaries of three employees whose pay had been reduced to the equivalent of 16 hours per week. These employees are still not at market rates, but these increases, plus the hiring of four additional employees, have increased our monthly expenses to approximately $110,000. Other pay adjustments up to market rates will be implemented if revenue increases.
We have also reduced our travel and marketing expenses to almost zero. These cuts have not dramatically reduced our ability to conduct sales activities because conference calls and emails have reduced the necessity of most face-to-face meetings. Our infrastructure allows us to do live demos of our hosting and real-time surveillance services over the Internet during a conference call. Results of sales and marketing campaigns in the last quarter and beginning of this year have resulted in a healthy sales pipeline, which our sales team is currently pursuing but there is no assurance we will close any of these opportunities.
Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.
Iveda Solutions leased its office facilities under a non-cancelable operating lease expiring August 2011 and requires minimum monthly payments ranging from $8,098 to $9,015. Rent expense was $84,280 for the year ended December 31, 2009. Iveda Solutions also has non-cancellable data center services agreement for approximately $8,000 per month, expiring September 2011. Data center services expense was $91,596 for the year ended December 31, 2009.
Future minimum lease payments under this lease are as follows:

Year Ending December 31,
2010	$199,915
2011	$138,632

Total	$338,547

Iveda Solutions also recorded deferred rent of $40,567 generated from its office lease agreement executed in 2008. The lease included nine months free rent and is coupled with a rent escalation clause.

The Company has no off-balance sheet arrangements.
Inflation
Management does not believe that the current levels of inflation in the United States have had a significant impact on the operations of the Company. If current levels of inflation hold steady, management does not believe future operations will be negatively impacted.
New Accounting Standards
In May 2008, the FASB issued ASC 105, “The Hierarchy of Generally Accepted Accounting Principles”. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement does not have a material effect on the Company’s financial statements.
In March 2008, the FASB issued ASC 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to ASC 815-20”. ASC 815-10-50 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC 815-20 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
In April 2009, the FASB issued three related FASB Staff Positions: (i) ASC 320, “Recognition of Presentation of Other-Than-Temporary Impairments” (“ASC 320”), (ii) ASC 825 and ASC 270, “Interim Disclosures about Fair Value of Financial Instruments”, and (iii) ASC 820, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which are effective for interim and annual reporting periods ending after September 15, 2009. ASC 320 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modifies the presentation and frequency of related disclosures. ASC 825 and ASC 270 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 820 provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements”. We adopted these Staff Positions, but they did not have a material impact on our consolidated financial position, results of operations or cash flows.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, Iveda is not required to provide Item 7A disclosure in this Annual Report.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required accompanying financial statements begin on page F-1 of this document.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Although there was a change in accountants in the Fall of 2009 there was no disagreement in accounting and financial disclosure between the accounting firms and therefore no information is required under this Item 9.
ITEM 9A(T) — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
Limitations on the Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Iveda have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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
ITEM 9B — OTHER INFORMATION
There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2009 that have not been already disclosed on a Form 8-K filed with the SEC.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Each member of the Board of Directors serves a one-year term and is subject to reelection at the Company’s Annual Meeting of Shareholders held each year.
Board Committees
The Board has established an Audit Committee consisting of James D. Staudohar (Chairman) and Joseph Farnsworth; a Compensation Committee consisting of Joseph Farnsworth (Chairman) and James D. Staudohar; and a Nominating Committee consisting of Gregory Omi (Chairman), Joseph Farnsworth, and James D. Staudohar. No other committees have been formed.
Audit Committee
The Audit Committee was established on February 18, 2010, although the Board had previously adopted a Charter which was amended on April 13, 2010. The Audit Committee Charter lists the purposes of the Audit Committee as overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and providing assistance to the Board of Directors in monitoring (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Company’s internal audit function, if any, and independent auditor.
The Board of Directors has determined that Mr. Staudohar is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission. The Board’s conclusions regarding the qualifications of Mr. Staudohar as an audit committee financial expert were based on his service as a chief financial officer of numerous companies in varied industries, his experience as a certified public accountant and his degree in accounting.

Executive Officers and Directors
The executive officers and directors serving the Company as of the date of this report were as follows:

Name	Age	Position

David Ly	34	CEO, President, Director
Luz Berg	48	Secretary, COO and CMO
Robert Brilon	49	Treasurer, Part Time Chief Financial Officer
Joseph Farnsworth	50	Director
Gregory Omi	48	Director
James D. Staudohar	72	Director
David Ly — David founded Iveda Solutions and has served as its President and CEO since inception in 2003, and has served as President and CEO of Iveda since the October 15, 2009 merger. He has held positions with several major corporations, including Applications Engineer at Metricom, Inc. (from 1998 to 2001), Corporate Sales at Nextel Communications (from 2001 to 2002), Market Manager at Door To Door Storage (from 2001 to 2002), and B2B Sales Manager at T-Mobile USA (from 2002 to 2004). While at T-Mobile, his last position before founding Iveda Solutions, he was awarded the prestigious sales award of president’s club top salesman. David has 7 years of ongoing Neuro Linguistic Programming (NLP) workshops and private mastery training in business leadership programs with an NLP master, Katin Imes of the Strozzi Institute. David received his BS in Civil Engineering with a Minor in International Business from San Francisco State University.
Luz Berg — Luz started with Iveda Solutions as the VP of Marketing in November 2004, was promoted to Senior VP of Operations & Marketing in May 2007, and was further promoted to Chief Operating Officer, Chief Marketing Officer and Secretary of Iveda effective October 15, 2009. Luz has extensive experience in developing and implementing results-driven marketing communications plans for lead/sales generation, building brands, brand revitalization, and customer retention in a wide-range of industries and was hired based on her marketing experience. Luz served as the Director of Marketing at Cygnus Business Media from 2003 to 2004 and at Penton Media from 2001 to 2003. She has also worked in the high-tech industry at Metricom, serving as Marketing Programs / Channel Marketing Manager from 1999 to 2001, and Spectra-Physics Lasers, serving as Marketing Communications Specialist from 1991 to 1999. Luz received her BA in Management from St. Mary’s College in CA.
Robert Brilon — Bob is Iveda’s part time Chief Financial Officer and Treasurer, having joined Iveda Solutions as its Chief Financial Officer and Treasurer in December 2008. He was appointed as Iveda’s interim CFO and Treasurer effective October 15, 2009 and as its part time CFO and Treasurer on February 18, 2009. Bob served as the CEO/CFO for InPlay Technologies (Nasdaq:NPLA), formerly Duraswitch (Nasdaq:DSWT), from 1998 to 2007. Other positions held include CFO at Gietz Master Builders (from 1997 to 1998), Corporate Controller at Rental Service Corp. (NYSE:RRR) from 1995 to 1996, and CFO and VP of Operations at DataHand Systems, Inc. (from 1993 to 1995). Bob was an officer at Go-Video (AMEX:VCR) from 1986-1993, manufacturer of the first dual-deck VCR. Bob was hired as a result of his substantial experience with investor relations, capital transactions, SEC reporting, financial and business analysis, merger and acquisition assessment, technology development, and P&L management. Bob graduated from the University of Iowa with a BBA and became a CPA with McGladrey Pullen in Dubuque, IA.
Joseph Farnsworth — Mr. Farnsworth was appointed to Iveda’s Board in January 2010. Mr. Farnsworth has over 25 years of experience in the real estate industry. Since 1995, Mr. Farnsworth has served as President and a director of Farnsworth Realty & Management Co., an Arizona based privately held real estate company. He has also served on the Board of Farnsworth Development, a closely held real estate developer, since 1995 and on the Board of Farnsworth Companies since 2008. From 1987 to 1991, Mr. Farnsworth served as President of Farnsworth International, a real estate investment company based in Taipei, Taiwan, and from 1990 to 1995, Mr. Farnsworth served as President of Alfred’s International, a company with transactions in China and Korea. He serves on the Board of Directors of Arizona Brain Food, an organization providing food to lower income school children, and is actively involved with the La Masita homeless shelter. He has previously served on the Board of Adjustment for the City of Mesa, Arizona, and also previously served on the City Planning and Zoning Board for the City of Mesa, Arizona. Mr. Farnsworth is a graduate of Brigham Young University with a B.S. in real estate finance and is a licensed Arizona real estate broker. Mr. Farnsworth has substantial knowledge of the usefulness of the Company’s services in the real estate industry and has extensive contacts in the industry; extensive experience in managing companies; and a strong background in finance.

Gregory Omi — Mr. Omi has served on Iveda Solutions’ Board since 2005 and on Iveda’s Board since the October 15, 2009 merger. Mr. Omi has been working as a programmer for Serious Business (recently acquired by Zynga), since November 2009, writing online games in Flash for Facebook. From January 2009 to November 2009, Mr. Omi worked at Monkey Gods, LLC, a video game provider, designing Facebook applications as a programmer. From October 2006 to January 2009, Mr. Omi worked at Flektor, Inc., focused on Flash 9 / Flex 2 / Action Script 3, C, XML and Ruby programming for a web application, including video and image processing. Flektor was acquired by FOX Interactive Media in 2007. From October 1996 to June 2006, Greg held the position of Senior Programmer with Naughty Dog, a computer game company, which was acquired by Sony. He has also held programming positions with 3DO (from 1992 to 1996), TekMagic (during 1992), Epyx (from 1986 to 1992), Atari (during 1991), Nexa (from 1982 to 1983 and 1985 to 1986) and HES (during 1983). Mr. Omi assists the Company in overseeing all software development activities and improvements to its technologies including development of a web-based executive dashboard to gather information and functionalities for cameras, video services, digital video recorders and access control. Mr. Omi attended DeVry Institute in Phoenix, Arizona from 1979-1980,, where he studied industrial electronics engineering.
James D. Staudohar — Mr. Staudohar was appointed to Iveda’s Board in January 2010. Since 2003, Mr. Staudohar has served as President of Lakeview Enterprises, LLC, providing business advisory and consulting services to companies throughout the Phoenix metropolitan area. From 2007 to 2009, Mr. Staudohar served as CFO and a director of Veritest International Corporation, a startup company that raised approximately $2.8 million dollars for the development of a drug screening device. From 1994 to 2002, Mr. Staudohar served as Vice Chairman and Chief Financial Officer of RSI Enterprises, Inc., a multi-million dollar profitable asset recovery business located in Phoenix, Arizona. Prior to 1994, Mr. Staudohar held a number of financial positions, including serving as Vice President and Corporate Controller of Modern Merchandising, Inc. from 1981 until its acquisition by Best Products, Inc. in 1983, when Mr. Staudohar was promoted to Chief Financial Officer and Senior Vice President of Best Products, a $3 billion retail organization, positions he held until 1989. Mr. Staudohar also served from 1973-1981 as Vice President and Controller of B. Dalton Bookseller during a period when the retail chain grew from 66 to 650 stores. In addition to his financial experience, Mr. Staudohar previously served on the Board of Directors of Smith & Wesson Holding Corporation, the publicly traded parent company of the gun manufacturer from 2002 to 2004. He also served as the Chair of Smith & Wesson’s Audit Committee and as a member of both the Nominating and Compensation Committees. Mr. Staudohar presently serves on the Board of Directors and on multiple committees of the Phoenix Sister Cities Commission, a not for profit company. Mr. Staudohar holds a B.A. from the University of Minnesota. Mr. Staudohar will provide valuable assistance to the Company in oversight of financial management, internal controls, strategic planning and to serve as Chairman of the Audit Committee.
Iveda’s directors, as named above, will serve until the next annual meeting of Iveda’s shareholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual shareholders meeting. There is no arrangement or understanding between any of the directors or officers of Iveda and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to Iveda’s board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of Iveda’s affairs.
There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person. There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires Iveda’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the Commission) initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock. The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a). The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.
We believe that Iveda’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2009 except as follows: Ian Quinn (one Form 4) and Kevin Liggins (one Form 4). We believe all of these forms have been filed as of the date of this Report.
Code of Ethics
We have adopted a Code of Ethics, which was amended and restated on April 13, 2010 as a Code of Conduct and Ethics that applies to all of our officers, directors and employees and a separate Code of Ethics for Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics. The Code of Conduct and Ethics is filed as Exhibit 14.1 to this Form 10-K, and the Code of Ethics for Chief Executive Officer and Senior Financial Officers is filed as Exhibit 14.2 to this same report. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission.
Nominating Procedures
There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.
ITEM 11 — EXECUTIVE COMPENSATION
The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers and former officers were set by the Board of Directors. Iveda has historically suffered severe shortages in cash and has structured its compensation policies to minimize salaries and focus instead on reward of equity.
SUMMARY COMPENSATION TABLE

							Non-
							Equity
							Incentive
					Option or		Plan	All Other
Name and				Stock	Warrant		Compen-	Compen-
Principal Position	Year	(Salary)	Bonus	Awards	Awards		sation	sation	Total
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(i)	(j)

David Ly	2009	$97,077							$97,077
Chairman, CEO and President(1)	2008	$108,600							$108,600

Luz Berg	2009	$89,154							$89,154
COO, CMO	2008	$104,434			$174,542	(3)			$278,976
and Secretary(1)

Ian Quinn	2009	$0							$0
Former CEO(2)	2008	$0							$0

(1)	Includes compensation from Iveda and IntelaSight.

(2)	Mr. Quinn resigned as of October 15, 2009.

(3)
The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions used for options and warrants granted.

There were no grants of plan based awards during fiscal 2009.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards
Equity
Incentive
		Number of		Plan Awards:
		Securities	Number of	Number of
		Underlying	Securities	Securities
	Date	Unexercised	Underlying	Underlying
	when	Options/	Unexercised	Unexercised	Option
	Equity	Warrants	Options	Unearned	Exercise	Option
	Fully	(#)	(#)	Options	Price	Expiration
Name	Vests	Exercisable	Unexercisable	(#)	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)	(g)

David Ly,	n/a	n/a	n/a	n/a	n/a	n/a
Chairman, CEO & President

Luz Berg,	12/30/06	256,140 (warrants)			$0.10	12/30/16
COO, CMO & Secretary	9/10/07	240,331 (warrants)			$0.10	9/10/17
	4/10/08	425,712 (options)			$0.10	4/10/18

Ian Quinn, Former CEO	n/a	n/a	n/a	n/a	n/a	n/a
Director Compensation
Directors have not historically received any compensation for their service on the Board, except for new members who will receive stock options and reimbursement of meeting attendance expenses for all non-employee directors. For the year ended December 31, 2009, no director received any fees, stock awards, options, or other compensation for service on the Board. Directors may receive compensation for other services provided to Iveda.
Compensation Committee Interlocks and Insider Participation
As a smaller reporting company, Iveda is not required to provide this disclosure.
Compensation Committee Report
As a smaller reporting company, Iveda is not required to provide this disclosure.
Compensation Policies and Risk Management
The Board has reviewed the Company’s compensation policies and practices for all of its employees, and determined that such policies and practices do not encourage risk taking to a degree that is reasonably likely to have a material adverse effect on the Company.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of Iveda’s common stock as of April 1, 2010 for (a) each person known by Iveda to be a beneficial owner of five percent or more of the outstanding common stock of Iveda, (b) each executive officer, director and nominee for director of Iveda, and (c) all directors and executive officers of Iveda as a group. As of April 1, 2010, Iveda had 12,178,508 shares of common stock outstanding (not including 2.5 million shares held in escrow), options to purchase 1,435,229 shares of common stock outstanding, and warrants to purchase 1,031,778 shares of common stock outstanding.

			Options or
			Warrants to
		Amount of	Purchase
Name of Beneficial		Shares of	Common	Total Beneficial	Percent of
Owner	Position	Common Stock	Stock	Ownership (1)	Class (1)
David Ly (2)	CEO, Director, President	3,836,181	0	3,836,181	26.2%

Luz Berg (2)	COO, CMO & Secretary	77,817	922,183	1,000,000	6.8%

Robert Brilon	CFO & Treasurer	0	200,000	200,000	1.4%

Joseph Farnsworth (2)	Director	79,958	50,000	129,958	0.9%

Gregory Omi (2)	Director	903,859	50,000	953,859	6.5%

James D. Staudohar (2)	Director	0	50,000	50,000	0.3%

All directors and officers as a group		4,897,815	1,272,183	6,169,998	42.1%

William A. Walsh (3)		1,400,000	0	1,400,000	9.6%

(1)
Reflects ownership of securities in Iveda by the listed individuals and group as of the listed date and assumes all of the outstanding Iveda options and warrants to purchase shares of common stock are exercised, and the 2.5 million shares of post-reverse split Iveda common stock sold to IntelaSight prior to the Merger and held in escrow are cancelled.

(2)	The address for each of these individuals is c/o Iveda Corporation, 1201 S. Alma School Road, Suite 4450, Mesa, AZ 85210.

(3)	The address for Mr. Walsh is 117 North 2nd Avenue, Sterling, Colorado 80751.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The Company has provided surveillance services since 2005 (on terms no more or less favorable than those provided to the Company’s other customers) to entities owned by Mr. Joseph Farnsworth, one of our directors, and some of his immediate family members. Revenue for years ending 2009 and 2008 was $59,674 and $40,466, respectively, from Mr. Farnsworth’s accounts.
The Company has provided surveillance services since 2005 (on terms no more or less favorable than those provided to the Company’s other customers) to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned limited liability company, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings have always been less than 5% of the Company’s outstanding stock but the revenue for the year ended December 31, 2009 and the year ending 2008 was $58,351 and $ 40,466, respectively, and there was a trade accounts receivable balance of $0 and $3,021 at December 31, 2009 and December 31, 2008, respectively.
The Company has borrowed $157,000 through September 30, 2009 from various shareholders at no interest and with a maturity date of December 31, 2009. These loans were all repaid in January 2010.

Director Independence
Using the standards of the NYSE Amex, which Iveda is not subject to, Iveda’s Board has determined that Mr. Farnsworth, Mr. Omi, and Mr. Staudohar each qualify under such standards as an independent director. Mr. Staudohar and Mr. Farnsworth each meet the NYSE Amex listing standards for independence both as a director and as a member of the Audit, Nominating and Compensation Committees. Mr. Omi meets the NYSE Amex listing standards for independence both asa director and as a member of the Nominating Committee. No other directors are independent under these standards. Iveda did not consider any relationship or transaction between itself and these independent directors not already disclosed in this report in making this determination.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant Farber Hass Hurley LLP and its prior principal accountant Manning Elliott LLP:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Audit fees	$21,537	$10,900
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.
As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Farber Hass Hurley LLP. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by Farber Hass Hurley LLP and Manning Elliott LLP described above were approved by the Board as the Audit Committee was not established until February 2010.
Iveda’s principal accountant, Farber Hass Hurley LLP, and former accountant Manning Elliott LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(Except as otherwise indicated, all exhibits were previously filed)

Exhibit
Number		Description of Exhibits

2.1	****	Merger Agreement, dated January 8, 2009 by and among Charmed Homes Inc., Charmed Homes Subsidiary, Inc., certain shareholders and IntelaSight, Inc.

2.2	##	Waiver of Closing Condition dated August 3, 2009 by IntelaSight, Inc.

2.3	###	Articles of Merger, filed with the Nevada Secretary of State on October 15, 2009

2.4	###	Articles of Merger, filed with the Washington Secretary of State on October 15, 2009

Exhibit
Number		Description of Exhibits

3.1	*	Articles of Incorporation of Charmed Homes Inc.

3.2	*	Bylaws of Charmed Homes Inc.

3.3	***	Amendment to Bylaws of Charmed Homes Inc.

3.4	###	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009

4.1	*	Specimen Stock Certificate

4.2	#	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan

4.3	#	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc.

4.4	###	2009 Stock Option Plan, dated October 15, 2009

4.5	###	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger

4.5	####	2010 Stock Option Plan, dated January 18, 2010

10.1	#	Intentionally Omitted

10.2	#	Channel Partner Program Membership Agreement dated April 1, 2005 by and between Axis Communications Inc. and IntelaSight, Inc.

10.3	#	Intentionally Omitted

10.4	##	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc.

10.5	#	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc.

10.6	#	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc.

10.7	#	Customer Agreement dated March 25, 2008 by and between IAAI — North Hollywood and IntelaSight, Inc.

10.8	#	Intentionally Omitted

10.9	#	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc.

10.10	###	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins

10.11	#####	Consulting Agreement, dated January 4, 2010, by and between Iveda Corporation and IEP Services, Inc.

10.12	#####	Consulting Agreement, dated January 18, 2010, by and between Iveda Corporation and Clemens Titzck

14.1	#####	Code of Conduct and Ethics

14.2	#####	Code of Ethics for Chief Executive Officer and Senior Financial Officers

Exhibit
Number		Description of Exhibits

16.1		Intentionally Omitted

21	#####	Subsidiaries of the Registrant

31.1	#####	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	#####	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	#####	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by Reference filed in Form SB-2 on 4/27/2007

**	Incorporated by Reference filed in Form 10-Q on 12/15/2008

***	Incorporated by Reference filed in Form 8-K on 12/15/2008

****	Incorporated by Reference filed in Form 8-K/A1 on 7/15/2009

*****	Incorporated by Reference filed in Form S-4 on 5/15/2009

#	Incorporated by Reference filed in Form S-4/A1 on 7/10/2009

##	Incorporated by Reference filed in Form S-4/A2 on 8/2/2009

###	Incorporated by Reference filed in Form 8-K on 10/21/2009

####	Incorporated by Reference filed in Form S-8 on 2/4/2010

#####	Filed herewith
Reports on Form 8-K
On October 21, 2009, the Company filed a Current Report on Form 8-K announcing the entry into a definitive Stock Purchase Agreement with IntelaSight, Inc., a Washington corporation, Ian Quinn and Kevin Liggins in which they sold 2.5 million shares of common stock for $200,000 and the closing of a merger by and among the Company, IntelaSight, Charmed Homes Subsidiary, Inc. and certain shareholders.
On October 27, 2009, the Company filed a Current Report on Form 8-K announcing the dismissal of Manning Elliott LLP, its registered independent public accounting firm and replacement by Farber Hass Hurley LLP.
On November 4, 2009, the Company filed a Current Report on Form 8-K/A attaching a letter from Manning Elliott LLP addressed to the SEC.
On November 12, 2009, the Company filed a Current Report on Form 8-K announcing the resignation of Jody Bisson from the Board of the Company.

Iveda Corporation
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF IVEDA CORPORATION:
We have audited the accompanying consolidated balance sheet of Iveda Corporation (the “Company”) as of December 31, 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses since inception of $4,746,835 through December 31, 2009 and has a working capital deficit of approximately $734,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
/s/ Farber Hass Hurley LLP
April 12, 2010
Camarillo, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
IntelaSight, Inc. d/b/a Iveda Solutions
Mesa, Arizona
We have audited the accompanying balance sheet of IntelaSight, Inc. d/b/a Iveda Solutions as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. The management of IntelaSight, Inc. d/b/a Iveda Solutions is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IntelaSight, Inc. d/b/a Iveda Solutions as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses during the years ended December 31, 2008 and 2007, and throughout its existence. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eide Bailly LLP
Minneapolis, Minnesota
May 14, 2009

IVEDA CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$17,672	$335,189
Accounts Receivable	36,739	26,971
Prepaid Expenses	4,062	11,532
Inventory	—	13,530

Total Current Assets	58,473	387,222

PROPERTY AND EQUIPMENT
Office Equipment	88,299	87,050
Furniture and Fixtures	27,805	22,712
Software	36,634	36,634
Leased Equipment	226,496	213,460
Leasehold Improvements	36,964	34,495

Total Property and Equipment	416,198	394,351

Less: Accumulated Depreciation	179,648	99,099

Property and Equipment, Net	236,550	295,252

OTHER ASSETS
Escrow Deposits	—	50,000
Deposits	14,230	16,523

Total Assets	$309,253	$748,997

See accompanying Notes to Consolidated Financial Statements.

	2009	2008
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$197,535	$48,465
Accrued Expenses	315,864	70,285
Current Portion of Capital Lease Obligations	80,505	65,916
Due to Related Parties	134,000	—
Convertible Debt	50,000	—
Deferred Revenue	14,659	21,964

Total Current Liabilities	792,563	206,630

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	50,037	117,162

Total Liabilities	842,600	323,792

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of December 31, 2009 or 2008	—	—
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 12,865,353 and 12,119,304 shares issued and outstanding, as of December 31, 2009 and 2008, respectively	129	121

Additional Paid-In Capital	4,213,359	3,393,904

Accumulated Deficit	(4,746,835)	(2,968,820)

Total Stockholders’ (Deficit) Equity	(533,347)	425,205

Total Liabilities and Stockholders’ (Deficit) Equity	$309,253	$748,997

See accompanying Notes to Consolidated Financial Statements.

IVEDA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

REVENUE	$659,762	$506,285

COST OF REVENUE	505,534	357,184

GROSS PROFIT	154,228	149,101

OPERATING EXPENSES	1,899,353	1,661,718

LOSS FROM OPERATIONS	(1,745,125)	(1,512,617)

OTHER INCOME (EXPENSE)
Interest Income	1,184	5,994
Interest Expense	(34,074)	(35,804)

Total Other Income (Expense)	(32,890)	(29,810)

LOSS BEFORE INCOME TAXES	(1,778,015)	(1,542,427)

BENEFIT (PROVISION) FOR INCOME TAXES	—	(558,370)

NET LOSS	$(1,778,015)	$(2,100,797)

BASIC AND DILUTED LOSS PER SHARE	$(0.14)	$(0.20)

WEIGHTED AVERAGE SHARES	12,404,941	10,279,680
See accompanying Notes to Consolidated Financial Statements.

IVEDA CORPORATION
(A NEVADA CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Preferred Stock		Additional Paid-In Capital		Accumulated
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Total
BALANCE AT DECEMBER 31, 2007	8,334,743	$83	853,275	$853	$110,006	$1,243,398	$(868,023)	$486,317
Common Stock Issued for Cash	1,629,000	16	—	—	1,428,984	—	—	1,429,000
Costs of Capital	—	—	—	—	(187,202)	—	—	(187,202)
Stock Based Compensation	—	—	—	—	222,892	—	—	222,892
Preferred Stock Converted to Common	1,307,347	13	(853,275)	(853)	1,244,238	(1,243,398)	—	—
Debt Converted to Common Stock	848,214	9	—	—	574,986	—	—	574,995
Net Loss	—	—	—	—	—	—	(2,100,797)	(2,100,797)

BALANCE AT DECEMBER 31, 2008	12,119,304	121	—	—	3,393,904	—	(2,968,820)	425,205
Common Stock Issued for Cash	342,500	3	—	—	342,497	—	—	342,500
Costs of Capital	—	—	—	—	(47,540)			(47,540)
Stock Based Compensation	—	—	—	—	61,800	—	—	61,800
Cash Acquired in Merger			—	—	59,154	—	—	59,154
Debt Converted to Common Stock	403,549	4	—	—	403,545	—	—	403,549
Net Loss	—	—	—	—	—	—	(1,778,015)	(1,778,015)

BALANCE AT DECEMBER 31, 2009	12,865,353	$129	—	—	$4,213,359	$—	$(4,746,835)	$(533,347)

See accompanying Notes to Consolidated Financial Statements.

IVEDA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,778,015)	$(2,100,797)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation	80,548	49,063
Interest Expense Converted to Equity		24,079
Stock Compensation	61,800	222,892
Deferred Tax Write-off	—	558,370
(Increase) Decrease in Operating Assets:
Accounts Receivable	(9,768)	(6,474)
Prepaid Expense	7,470	(6,765)
Inventory	13,530	(13,530)
Deposits	2,293	(14,230)
Accounts Payable	149,070	2,892
Accrued Expenses	245,579	23,303
Deferred Revenue	(7,305)	21,964
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	—	(12,805)

Net cash used in operating activities	(1,234,798)	(1,252,038)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Merger	59,154
Escrow Deposits	50,000	(50,000)
Purchase of Property and Equipment	(8,810)	(65,579)

Net cash provided by (used in) investing activities	100,344	(115,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	134,000	—
Proceeds from issuance of convertible notes	453,549	450,000
Payments on Capital Lease Obligations	(65,572)	(30,336)
Common Stock Issued, net of Costs of Capital	294,960	1,241,798

Net cash provided by financing activities	816,937	1,661,462

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(317,517)	293,845

Cash and Cash Equivalents — Beginning of Year	335,189	41,344

CASH AND CASH EQUIVALENTS — END OF YEAR	$17,672	$335,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Debt Converted to Stock	$403,549	$574,995

Interest Paid	$34,074	$11,725

Property and Equipment Purchased via Capital Lease	$13,036	$209,646

See accompanying Notes to Consolidated Financial Statements.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
IntelaSight, Inc., dba Iveda Solutions is a Washington corporation incorporated on January 24, 2005 and became a wholly-owned subsidiary of Charmed Homes, Inc., (subsequently renamed Iveda Corporation; “Iveda” or “the Company”) a public company incorporated in Nevada in 2006, on October 15, 2009. Iveda Solutions is the operating company.
On October 15, 2009, the merger (the “Merger”) contemplated by the Merger Agreement (the “Merger Agreement”) dated as of January 8, 2009 by and among the Company, IntelaSight, Charmed Homes Subsidiary, Inc., a Nevada corporation (the “Merger Sub”), and certain shareholders, was completed as of the filing of Articles of Merger with the Secretaries of State of the States of Nevada and Washington, merging the Merger Sub into IntelaSight.
As a result of the Merger and pursuant to the Merger Agreement, IntelaSight has become a wholly-owned subsidiary of the Company, and the Registrant issued shares of its common stock to holders of common stock of IntelaSight at a rate of one share of the Registrant’s common stock for each share of IntelaSight common stock. Options and warrants to purchase common stock of IntelaSight were also converted at the same rate into options and warrants to purchase common stock of the Registrant.
Pursuant to the Stock Purchase Agreement, Mr. Quinn and Mr. Liggins, the majority shareholders of Charmed Homes, sold the 2.5 million post-reverse split shares of common stock they owned to the Company in exchange for cash consideration of $200,000 to be paid in equal $50,000 installments due three, six and nine months post-closing. These funds were and will be obtained through a combination of revenues and capital raised from investors. As of the filing of this report, a total of $150,000 has already been paid, with the $50,000 balance payable on or before July 15, 2010. Pending full payment, the shares sold by Mr. Quinn and Mr. Liggins are being held in escrow by the Company’s transfer agent, and if payment is not made, a portion of the shares would be returned to Mr. Quinn and Mr. Liggins. The Company intends to cancel the shares upon release from escrow.
The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations throughout the United States.
Presentation
The Merger was accounted for as a recapitalization of IntelaSight and the consolidated financial statements presented herein are those of IntelaSight. The acquisition resulted in IntelaSight 's management and Board of Directors assuming operational control of the Company. Accordingly, the accompanying consolidated financial statements include the historical operations of Intelasight and the capital structure of Charmed Homes, Inc.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of $4,746,835 through December 31, 2009 and has a working capital deficit of approximately $734,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
A multi-step plan was adopted by management to enable the company to continue to operate and begin to report operating profits. The highlights of that plan are:
•	The company closed the private placement memorandum dated October 26, 2009 and raised a total of $1,595,000.
•	A private placement memorandum was prepared to raise an additional $1,500,000. As of March 31, 2010 a total of $190,000 has been raised.
•	Establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	Launch public relations and marketing campaigns.
•	The Company may evaluate and consider merger and/or acquisition activities.
Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.
Impairment of Long-Lived Assets
The Company has a significant amount of property and equipment primarily consisting of leased equipment. The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company assesses its assets on a quarterly basis to determine if they are subject to impairment and consider various factors which have changed during a given quarter.
Basis of Accounting
The Company’s financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Revenue and Expense Recognition
Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
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
The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.
Concentrations
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.
Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.
Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Two customers represented approximately 50% (38% and 12%) of total revenues for the year ended December 31, 2009. The accounts receivable from these customers were approximately 57% of total accounts receivable as of December 31, 2009. Revenue from one customer represented approximately 54% of total revenues for the year ended December 31, 2008. No other customers represented greater than 10% of total revenues in 2009 and 2008.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
Accounts Receivable
The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2009 and 2008, no allowance for uncollectible accounts was deemed necessary. The Company does not generally charge interest on past due receivables.
Inventory
Inventory consists of equipment purchased for installation projects and is recorded at the lower of cost (first-in, first-out) or market.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2009 and 2008 was $80,548 and $49,063, respectively.
Deferred Revenue
Deposits received from customers on future installation projects are recorded as deferred revenue.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 2009 were $37,488. For the year ended December 31, 2008, advertising expenses were $42,950 and marketing expenses were $70,413.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses were $2,000 and $17,871 for the years ended December 31, 2009 and 2008, respectively.
Income Taxes
Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents the Company’s best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2009, the Company reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2009,.
The Company is subject to U.S. federal income tax as well as state income tax.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
The Company’s income tax returns are subject to review and examination by federal, state, and local authorities. The tax returns for the years 2005 to 2008 are open to examination by federal, local, and state authorities.
Sales Tax
The Company is liable for sales tax in Arizona and California. Sales tax invoiced to customers is recorded as a liability on the Company’s financial statements.
Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2009 and 2008 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2009 and 2008, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation, therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $61,800 and $222,892 of stock-based compensation expense for the years ended December 31, 2009 and 2008, respectively.
Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.
Determination of Fair Value
At December 31, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.
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

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
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
Application of Valuation Hierarchy
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Short-Term Notes Payable: Market prices are not available for the Company’s short term notes payable nor are market prices of similar notes available. The Company assessed that the fair value of this asset approximates its carrying value.
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
The following tables present the fair value of financial instruments as of December 31, 2009, by caption on the condensed balance sheet and by ASC 820 valuation hierarchy described above.

Assets and liabilities measured at fair
value on a recurring and nonrecurring				Total
basis at December 31, 2009:				Carrying
Nonrecurring:	Level 1	Level 2	Level 3	Value
Short-Term Note Payable	$—	$—	$(50,000)	$(50,000)

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

Short-
Term
Notes
Level 3 Reconciliation:	Payable
Level 3 assets and liabilities at December 31, 2008:	$—
Purchases, sales, issuances and settlements (net)	(50,000)

Total level 3 assets and liabilities at September 30, 2009	$(50,000)

Reclassification
Certain amounts in 2008 have been reclassified to conform to the 2009 presentation.
New Accounting Standards
In May 2008, the FASB issued ASC 105, “The Hierarchy of Generally Accepted Accounting Principles”. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement does not have a material effect on the Company’s financial statements.
In March 2008, the FASB issued ASC 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to ASC 815-20”. ASC 815-10-50 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under ASC 815-20 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
In April 2009, the FASB issued three related FASB Staff Positions: (i) ASC 320, “Recognition of Presentation of Other-Than-Temporary Impairments” (“ASC 320”), (ii) ASC 825 and ASC 270, “Interim Disclosures about Fair Value of Financial Instruments”, and (iii) ASC 820, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which are effective for interim and annual reporting periods ending after September 15, 2009. ASC 320 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modifies the presentation and frequency of related disclosures. ASC 825 and ASC 270 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 820 provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements”. We adopted these Staff Positions, but they did not have a material impact on our consolidated financial position, results of operations or cash flows.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
NOTE 2 OBLIGATIONS UNDER CAPITAL LEASES
In 2009 and 2008, the Company became the lessee of certain computer equipment under capital leases extending through 2012. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated useful lives. The computer equipment has been recorded in the accompanying financial statements in office equipment of $226,496 and $213,460 and accumulated depreciation of $64,333 and $21,628 at December 31, 2009 and 2008, respectively. The leases have imputed interest rates between 8% and 25% and monthly payments between $43 and $1,435.
Future minimum lease payments under the capital leases as of December 31, 2009 for each of the remaining years are as follows:

Year Ending December 31,
2010	$94,398
2011	51,767
2012	1,189

Total Minimum Lease Payments	147,354
Less: Interest	16,812

Total Principal	130,542
Less: Current Portion	80,505

Long-Term Capital Lease	$50,037

NOTE 3 CONVERTIBLE DEBT
The Company issued $50,000 of unsecured convertible debt in December 2009 that matures February 28, 2010 bearing an annual interest rate of 8%. The note and accrued interest were converted into 67,155 shares of common stock in January 2010.
NOTE 4 OPERATING LEASES
The Company leases its office facilities under a non-cancelable operating lease expiring August 2011 that requires minimum monthly payments ranging from $8,098 to $9,015. Rent expense was $84,280 for the year ended December 31, 2009. The Company also has a non-cancellable data center services agreement for approximately $8,000 per month, expiring September 2011. Data center services expense was $91,596 for the year ended December 31, 2009, and is included as a component of Cost of Revenue in the Statement of Operations.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2010	$199,915
2011	138,632

Total	$338,547

NOTE 5 SERIES A AND A-1, CONVERTIBLE PREFERRED STOCK
All outstanding Series A and A-1 Preferred Stock was converted to common stock during 2008. The total common shares issued with respect to the conversion were 1,307,347.
The Company has the authority to issue 100 million shares of preferred stock with a par value of $0.00001 per share and may be divided into and issued in series. The Board of Directors is authorized, within any limitations prescribed by law and the Company’s Article of Incorporation to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.
NOTE 6 EQUITY
Preferred Stock

The Company has 100,000,000 shares of $0.00001 par value preferred stock, authorized to issue. No shares have been issued and the rights and privileges of this class of stock have not been defined.
Common Stock

In 2008, the Company issued 800,000 and 48,214 shares of its common stock in payment of principal and interest, respectively, for convertible debt recorded at $550,000 and $24,994, respectively.
During October 2009, the Company issued 401,094 and 2,455 shares of its common stock in payment of principal and interest, respectively, for convertible debt recorded at $401,094 and $2,455, respectively.
NOTE 7 STOCK OPTION PLAN
On October 15, 2009, the Company adopted the 2009 Stock Option Plan (the “Option Plan”), pursuant to which it may grant options to eligible persons. As of October 15, 2009, options to purchase 1,182,104 shares had been granted under the Option Plan as part of the Merger. The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees and consultants. As of December 31, 2009, warrants to purchase 559,278 shares of common stock were outstanding that had been issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.
On January 18, 2010, Iveda adopted the 2010 Stock Option Plan, which was registered with the SEC on February 2, 2010 under Form S-8. The Option Plan allows the Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees and service providers of the Company.
Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above 100 percent of the fair market value of the common stock on the date of the grant as determined by the Company’s Board of Directors. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive Stock Option awards of unrestricted stock are not designed to be deductible to the Company under Section 162(m). Under the Plan, stock options will terminate on the tenth anniversary date of the grant or earlier if provided in the grant.

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price that may be less than 100 percent of the fair value of the common stock on the date of the grant as determined by the Company’s Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of four to five years. Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The Company has unrecognized stock-based compensation with a weighted-average term of approximately 4.6 years of $53,410 at December 31, 2009.
Stock option transactions during 2009 and 2008 were as follows:

	2009		2008
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	1,200,729	$0.38	406,267	$0.10
Granted	—	—	795,712	0.52
Exercised	—	—	—	—
Forfeited or Canceled	(18,000)	1.00	(1,250)	0.10

Outstanding at End of Year	1,182,729	0.37	1,200,729	0.38

Options Exercisable at Year-End	1,061,079	0.31	883,375	0.19

Weighted-Average Fair Value of Options Granted During the Year	$—		$0.41

Information with respect to stock options outstanding and exercisable at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2009	Life	Price	2009	Price
$0.10 – $1.00	1,182,729	8 Years	$0.37	1,061,079	$0.31

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2009	2008
Expected Life	NA	4.6 Years
Dividend Yield	NA	0%
Expected Volatility	NA	42%
Risk-Free Interest Rate	NA	3.75%
Expected volatility was estimated by using the average volatility of three public companies offering services similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the average of three public companies offering services similar to the Company.
The Company issued stock warrants to employees and a member of the Board of Directors. Warrants may be exercised up to between five and ten years following the date of the grant, with vesting schedules determined by the Company upon issue. Warrants fully vest immediately upon issue through three years after the issue date. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods. The Company has unrecognized stock-based compensation with a weighted-average term of approximately seven years of $10,299 at December 31, 2009.
Per the Selling Agent Agreement with Source Capital, the Company has an obligation to issue Source Capital or its agents a total of 187,500 stock warrants, but have not been issued as of December 31, 2009. Of these warrants, 50,000 are exercisable at an aggregate purchase price of $10 and 137,500 are exercisable at an exercise price of $1.10 per share, with terms of 5 years, respectively.
Stock warrant transactions for 2009 and 2008 were as follows:

	2009		2008
		Weighted -		Weighted -
		Average		Average
		Redemption		Redemption
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	559,278	$0.18	509,278	$0.10
Issued	—		50,000	1.00

Outstanding at End of Year	559,278	0.18	559,278	0.18

Warrants Redeemable at End of Year	534,278	0.14	521,778	0.12

Weighted-Average Fair Value of Warrants Issued During the Year	$—		$0.41

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
Information with respect to warrants outstanding and exercisable at December 31, 2009 is as follows:

	Warrants Outstanding			Warrants Redeemable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Redeemable	Weighted -
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Redemption	December 31,	Redemption
Prices	2009	Life	Price	2009	Price
$0.10 – $1.00	559,278	7 Years	$0.18	534,278	$0.14
The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants issued.

	2009	2008
Expected Life	NA	4.6 Years
Dividend Yield	NA	0%
Expected Volatility	NA	42%
Risk-Free Interest Rate	NA	3.00%
Expected volatility was estimated by using the average volatility of three public companies offering services similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of warrants is based on the average of three public companies offering services similar to the Company.
NOTE 8 INCOME TAXES
The components of the (provision) benefit for income taxes for the years ended December 31 were as follows:

	2009	2008

Income Tax (Provision) Benefit	$—	$(558,370)

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2009	2008

Tax Operating Loss Carryforward	$1,846,000	$1,115,000
Accelerated Depreciation	(27,000)	(13,330)
Valuation Allowance	(1,819,000)	(1,101,670)

	$—	$—

The valuation allowance increased approximately $717,000, primarily as a result of the increased net operating losses.
As of December 31, 2009, the Company has federal net operating loss carryforwards for income tax purposes of approximately $4,377,000 which will begin to expire in 2025. The Company also has Arizona, California and Minnesota net operating loss carryforwards for income tax purposes of approximately $3,286,000, $989,000 and $102,000 which will begin to expire in 2010. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

	Net
	Operating	Year of
Year Ending December 31,	Loss:	Expiration:

2009	$1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025

	$4,377,000

The tax provision differs from the expense that would result from applying Federal statutory rates to income before income taxes due to the effect of state income taxes and because certain expenses are deducted for financial reporting that are not deductible for tax purposes.

	2009	2008
Tax Benefit of 34%	$(604,525)	$(524,425)
Increase (Decrease) in Income Taxes Resulting from:
State Income Tax Benefit, Net of Federal Tax	(132,174)	(94,658)
Nondeductible Expenses	13,699	75,783
Valuation Allowance	723,000	1,101,670

Total	$—	$558,370

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
NOTE 9 RELATED PARTY TRANSACTIONS
In 2009 the Company borrowed $134,000 from certain shareholders for use in operations. The balance at December 31, 2009 was $134,000. The advances bore no interest and were repaid in January 2010.
The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings are less than 5% of the Company but the revenue for years ending 2009 and 2008 were $58,351 and $ 40,466, respectively, and there was a trade accounts receivable balance of $0 and $3,021 at December 31, 2009 and 2008.
NOTE 10 EARNINGS (LOSS) PER SHARE
The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, “Earnings Per Share” (“EPS”).
Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the years ended December 31, 2009 and 2008 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2009 and 2008. Total common stock equivalents that could be convertible into common stock were 1,832,857 and 1,411,015 for 2009 and 2008, respectively.

	2009	2008
Basic EPS
Net Loss	$(1,778,015)	$(2,100,797)

Weighted Average Shares	12,404,941	10,279,680

Basic Loss Per Share	$(0.14)	$(0.20)

IVEDA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
NOTE 11 SUBSEQUENT EVENTS (UNAUDITED)
In January 2010 the Company issued 1,400,000 shares of common stock under a private placement memorandum at $1.00 per share to one new shareholder. A total of 285,000 warrants have been issued to three consultants for introducing and helping the Company secure this funding.
In January 2010, the Company fully paid the $134,000 loan to certain shareholders. No interest was paid.
In January 2010, the Company converted the $50,000 unsecured convertible debt plus earned interest of $366 to a total of 67,155 common shares.
In February 2010, the Company issued 190,000 shares of common stock for $1 per share.
In February 2010, the Company issued a total of 187,500 warrants to purchase common stock to four agents at Source Capital for services and 50,000 warrants were exercised in March 2010, resulting in proceeds of $10.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 14, 2010

IVEDA CORPORATION, a Nevada corporation
By	/s/ David Ly
David Ly, Chief Executive Officer and Chairman

By	/s/ Robert Brilon
Robert Brilon, Chief Financial Officer and Principal
Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 14, 2010

/s/ David Ly
David Ly, Chief Executive Officer and Chairman

/s/ Robert Brilon
Robert Brilon, Chief Financial Officer and Principal
Accounting Officer

/s/ Gregory Omi
Gregory Omi, Director

/s/ Joseph Farnsworth
Joseph Farnsworth, Director

/s/ James D. Staudohar
James D. Staudohar, Director