Form 10-Q
period 2010-03-31
Iveda Corp
filed 2010-05-17
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of May 10, 2010
Common stock, $0.00001 par value	14,678,508

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

IVEDA CORPORATION
(A NEVADA CORPORATION)
TABLE OF CONTENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

IVEDA CORPORATION
(A NEVADA CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND
DECEMBER 31, 2009

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$678,279	$17,672
Accounts Receivable	31,933	36,739
Prepaid Expenses	4,731	4,062
Total Current Assets	714,943	58,473
PROPERTY AND EQUIPMENT
Office Equipment	88,299	88,299
Furniture and Fixtures	27,805	27,805
Software	36,634	36,634
Leased Equipment	228,995	226,496
Leasehold Improvements	36,964	36,964
Total Property and Equipment	418,697	416,198
Less: Accumulated Depreciation	199,829	179,648
Property and Equipment, Net	218,868	236,550
OTHER ASSETS
Deposits	14,230	14,230
Total Assets	$948,041	$309,253

See accompanying Notes to Condensed Consolidated Financial Statements.

	March 31, 2010 (Unaudited)	December 31, 2009
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts Payable	$66,040	$197,535
Accrued Expenses	161,324	315,864
Current Portion of Capital Lease Obligations	78,750	80,505
Due to Related Parties	-	134,000
Convertible Debt	-	50,000
Deferred Revenue	9,903	14,659
Total Current Liabilities	316,017	792,563
LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	35,511	50,037
Total Liabilities	351,528	842,600
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of March 31, 2010 and December 31, 2009
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 14,678,508 and 12,865,353 shares issued and outstanding, as of March 31, 2010 and December 31, 2009 , respectively	147	129
Additional Paid-In Capital	5,881,116	4,213,359
Accumulated Deficit	(5,284,750)	(4,746,835)
Total Stockholders' (Deficit) Equity	596,513	(533,347)
Total Liabilities and Stockholders' (Deficit) Equity	$948,041	$309,253

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA CORPORATION
(A NEVADA CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	3 months ending March 31, 2010 (Unaudited)	3 months ending March 31, 2009 (Unaudited)
REVENUE	$112,682	$223,824
COST OF REVENUE	99,025	165,232
GROSS PROFIT	13,657	58,592
OPERATING EXPENSES	545,337	568,966
LOSS FROM OPERATIONS	(531,680)	(510,374)
OTHER INCOME (EXPENSE)
Interest Income	354	1,184
Interest Expense	(6,589)	(7,931)
Total Other Income (Expense)	(6,235)	(6,747)
LOSS BEFORE INCOME TAXES	(537,915)	(517,121)
BENEFIT (PROVISION) FOR INCOME TAXES	-	-
NET LOSS	$(537,915)	$(517,121)
BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)
WEIGHTED AVERAGE SHARES	13,722,655	12,150,332

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA CORPORATION
(A NEVADA CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	3 months ending March 31, 2010 (Unaudited)	3 months ending March 31, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(537,915)	$(517,121)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation	20,181	19,318
Stock Compensation	81,700	10,000
(Increase) Decrease in Operating Assets:
Accounts Receivable	4,806	(21,868)
Prepaid Expense	(669)	7,034
Inventory	-	13,530
Accounts Payable	(131,495)	70,050
Accrued Expenses	(154,540)	15,143
Deferred Revenue	(4,756)	(21,964)
Net cash used in operating activities	(722,688)	(425,878)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(7,193)
Net cash provided by (used in) investing activities	-	(7,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments to) related parties	(134,000)	-
Proceeds from issuance of convertible notes	-	50,000
Payments on Capital Lease Obligations	(18,780)	(12,218)
Common Stock Issued, net of Cost of Capital	1,536,075	85,000
Net cash provided by financing activities	1,383,295	122,782
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	660,607	(310,289)
Cash and Cash Equivalents - Beginning of Period	17,672	335,189
CASH AND CASH EQUIVALENTS - END OF PERIOD	$678,279	$24,900
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Debt Converted to Stock	$50,000	$-
Interest Paid	$6,589	$7,931
Property and Equipment Purchased via Capital Lease	$2,499	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA CORPORATION
(A NEVADA CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  The operating results and cash flows for the three-month period ended March 31, 2010, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2010 or for future periods.

        The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill and intangible asset valuation, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, derivative valuation, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations, contingencies and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

        The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of $4,746,835 through December 31, 2009 and has a working capital deficit of approximately $734,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

IVEDA CORPORATION
(A NEVADA CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Two customers represented approximately 50% (38% and 12%) of total revenues for the year ended December 31, 2009. The accounts receivable from these customers were approximately 57% of total accounts receivable as of December 31, 2009. Revenue from two customers represented approximately 73% of total revenues for the period ended March 31, 2010 and approximately 64% of total accounts receivable at March 31, 2010. No other customers represented greater than 10% of total revenues in 2009 and the three months ended March 31, 2010.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Reclassification

Certain amounts in 2009 have been reclassified to conform to the 2010 presentation.

IVEDA CORPORATION
(A NEVADA CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 2	CONVERTIBLE DEBT

The Company issued $50,000 of unsecured convertible debt in December 2009 that matured February 28, 2010 bearing an annual interest rate of 8%. The note and accrued interest were converted into 67,155 shares of common stock in January 2010.

NOTE 3	EQUITY

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

During the three month period ended March 31, 2010 the Company issued 1,813,155 shares of Common Stock.  1,695,000 shares were related to private placement memorandums, 67,155 shares were from convertible debentures, 50,000 shares were from the exercise of warrants issued during the period and 1,000 shares were from the exercise of employee stock options.

During the three month period ended March 31, 2010 the Company issued and had outstanding additional warrants to purchase 250,000 shares of common stock at $1.00 and 172,500 shares of common stock at $1.10.  These warrants were issued as a cost of financing.

NOTE 4	STOCK OPTION PLAN

The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price that may be less than 100 percent of the fair value of the common stock on the date of the grant as determined by the Company's Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of four to five years.  Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods.

IVEDA CORPORATION
(A NEVADA CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Stock option transactions during three months ended March 31, 2010 were as follows:

	Three months ended March 31, 2010
		Weighted -
		Average
		Exercise
	Shares	Price
Outstanding at Beginning of Year	1,182,729	$0.37
Granted	256,500	1.30
Exercised	(1,000)	-
Forfeited or Canceled	(3,000)	0.85
Outstanding at End of Period	1,435,229	0.53
Options Exercisable at Period-End	1,308,874	0.46
Weighted-Average Fair Value of Options Granted During the Period	$1.30

Information with respect to stock options outstanding and exercisable at March 31, 2010  is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable At March 31, 2010	Weighted - Average Exercise Price
$0.10 - $1.30	1,435,229	8 Years	$0.53	1,308,874	$0.46

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2010
Expected Life	5 yr
Dividend Yield	0%
Expected Volatility	47.3%
Risk-Free Interest Rate	2.67%

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

NOTE 5	RELATED PARTY TRANSACTIONS

In 2009 the Company borrowed $134,000 from certain shareholders for use in operations.  The balance at December 31, 2009 was $134,000.  The advances bore no interest and were repaid in January 2010.

The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company but the revenue for the period ending March 31, 2010 were $16,718 and no trade accounts receivable balance at March 31, 2010.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, “Earnings Per Share“(“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  The Company had net losses for the quarters ended March 31, 2010 and 2009 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2010 and 2009.

	March 31, 2010	March 31, 2009
Basic EPS
Net Loss	$(537,915)	$(517,121)
Weighted Average Shares	13,722,655	12,150,332
Basic Loss Per Share	$(0.04)	$(0.04)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations – Iveda Corporation

The following discussion should be read in conjunction with Iveda Corporation's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-Q, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under “Risk Factors” under Part II Item 1A below and in the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2009 that may cause actual results to differ materially.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to
the Three Months Ended March 31, 2009

Net Revenue. We recorded net revenue of $112,682 for the three months ended March 31, 2010, compared to $223,824 for the three months ended March 31, 2009, a decrease of $111,142 or 50%. Revenues were primarily derived from our real-time surveillance and equipment sales and installation. In Q1 2010, our recurring service revenue was $100,444 or 89% of net revenue and our equipment sales and installation revenue was $12,238 or 11% of net revenue, compared to recurring service revenue of $92,269 or 41% of net revenue, and equipment sales and installation revenue of $131,555 or 59% of net revenue in 2009. The decrease in revenue was due to fewer equipment sales in the first quarter of 2010 than the first quarter of 2009.  Revenue for the quarter ended March 31, 2009 was substantially higher than that for the quarter ended March 31, 2010 because of a significant installation project that was started in 2008 and was completed in the first quarter of 2009, in addition to a large equipment sale to one customer.

Cost of Revenue. Total cost of revenue was $99,025 for the three months ended March 31, 2010, compared to $165,232 for the three months ended March 31, 2009, a decrease of $66,207 or 40%. The decrease in cost of revenue was primarily due to the decrease in revenue.

Operating Expenses. Operating expenses were $545,337 for the three months ended March 31, 2010, compared to $568,966 for the three months ended March 31, 2009, a decrease of $23,629 or 4%. The decrease in operating expenses was primarily related to cuts in marketing, travel, and personnel costs.

Loss from Operations. As a result of the decreases in revenues and related gross profit, loss from operations increased to $531,680 for the three months ended March 31, 2010, compared to $510,374 for the three months ended March 31, 2009, an increase in loss of $21,306 or 4%.

Other Expense-Net. Other expense-net was $6,235 for the three months ended March 31, 2010, compared to $6,747 for the three months ended March 31, 2009, a decrease of $512 or 8%.

Net Loss. The increase of $20,794 or 4% in the net loss to $537,915 for the three months ended March 31, 2010 from $517,121 for the three months ended March 31, 2009 was primarily a net effect of a $111,000 revenue reduction related to lower equipment sales.

Liquidity and Capital Resources

We had cash and cash equivalents of $678,279 on March 31, 2010. The significant improvement in cash on hand from $17,672 as of December 31, 2009 resulted from cash raised through stock sales made during January 2010.

Net cash used in operating activities during the three months ended March 31, 2010 and 2009, respectively, was $722,688 and $517,121. Cash used in operating activities for the three months ended March 31, 2010 and 2009, respectively, consisted primarily of the net loss from operations.

Net cash provided by investing activities for the three months ended March 31, 2010 and 2009, respectively, was $0 and $7,193 for the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2010 was $1,383,295, primarily from sale of common stock.  Net cash provided by financing activities for the three months ended March 31, 2009 was $122,782, primarily from sale of common stock and proceeds from the issuance of convertible notes.

At December 31, 2009, we had approximately $4.4 million in net operating loss carryforwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carryforwards for the year ended 2009 or thus far in 2010, which expire beginning in 2010 through 2026.

We have experienced significant operating losses since our inception. We entered into a new lease agreement in 2008 and increased our occupancy costs as we increased our lease commitment from 1,411 square feet to 3,667 square feet. Our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.

We believe that our cash on hand is sufficient to meet our anticipated cash needs for working capital and capital expenditures for only the next 6 to 8 months. We continually evaluate our working capital needs and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

The economic events in 2009 resulting in a downturn of spending and the credit shortage severely curtailed our ability to raise financing in 2009 and we focused almost exclusively on raising capital.  Therefore, we were unable to fund our sales and marketing plans which did not allow us to focus on sales during the latter half of 2009 and this lack of focus impacted our sales pipeline in the first quarter of 2010.  Not only was our management focused on raising capital but we also focused on consummating our merger in October 2009, and reducing costs to sustain our operations.  It was not until toward the end of January 2010 that we received a cash infusion. In early February we hired new sales and marketing staff and started planning for launching a marketing campaign to increase our sales.  These activities did not increase our revenues for the first quarter but our sales team has received positive feedback and leads for potential new customers although there is no assurance we will close any of these opportunities.  The full launch of our sales and marketing campaign was not completed until April 2010 and we hope to see some results toward the latter part of the second quarter although the timing of the closing of sales to new potential customers is dependent on numerous factors outside our control.

Our management is cautiously optimistic because we began experiencing a shorter sales cycle in April. Our marketing as a service company versus an equipment company has started to resonate among our potential customers.  In today’s difficult economic times, companies are avoiding large capital expenditures.  Because Iveda Corporation is able to be a service provider in the security industry rather than a seller of cameras and other products, management believes that this attractive value proposition provides companies the ability to secure their properties without large capital expenditure. Iveda Corporation offers an inexpensive, but effective, alternative to security guards, with our real-time video surveillance service using existing camera systems.  Even if the customer has to purchase cameras to enable Iveda Corporation's service, Iveda Corporation is still able to provide up to 50% savings compared to traditional security guard services.

Iveda Corporation's average monthly burn rate in the first quarter of 2010 was approximately $135,000.    We raised capital of approximately $1.5 million in January 2010 and used this cash to hire sales and marketing employees, among other things.  We also continue to establish distributor networks with existing companies to create a reseller network to increase the scope of Iveda Corporation's marketing activities at a relatively low cost to Iveda Corporation, by utilizing resellers’ sales and marketing resources and leveraging their customer base. If we are not able to quickly increase our sales then we will need to raise additional capital during the year and may be required to cut back to a skeleton crew to maintain our existing operations.

Two customers represented greater than 10% of total revenue for the three months ended March 31, 2010 - Insurance Auto Auctions (58%) and Farnsworth (15%).

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

There have been no material changes to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 During the three months ended March 31, 2010, the Company issued 412,155 shares of common stock, in addition to issuances that were previously reported on a Form 8-K.  Of these shares, 67,155 were issued to 2 individuals on January 17, 2010 upon conversion of debentures sold by the Company in October 2009; 50,000 were issued upon exercise of the warrants granted to a broker dealer in exchange for placement agent services on March 8, 2010 as described below; and 295,000 shares were issued between January 12, 2010 through February 26, 2010 in exchange for $295,000 to 6 individual investors who invested pursuant to the Company's private placement memoranda.

All of these securities were issued pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated thereunder.   We paid a total of $19,000 in commissions and fees to a broker-dealer and a consultant with respect to the $295,000 raised.

In January 2010, the Company issued warrants to purchase 250,000 shares of common stock at $1.00 per share to 2 consultants and 35,000 shares at $1.10 per share to 1 consultant in exchange for consulting services.  The Company also issued warrants to purchase 137,500 shares of common stock at $1.10 per share in February 2010 and warrants to purchase 50,000 shares at an exercise price of $10 in February 2010.  These 187,500 warrants were issued to affiliates of Source Capital for placement agent services rendered in fiscal 2009.

Each of these securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS.

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2010.

IVEDA CORPORATION (Registrant)

By:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman

/s/ Robert J. Brilon
Robert J. Brilon
Principal Accounting Officer, Part Time Chief Financial Officer, Treasurer