Form 10-Q
period 2010-06-30
Iveda Corp
filed 2010-08-13
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	Outstanding as of August 10, 2010
Common stock, $0.00001 par value	12,878,507

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2010 AND 2009

IVEDA CORPORATION
(A NEVADA CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND
DECEMBER 31, 2009

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$181,709	$17,672
Accounts Receivable	82,177	36,739
Prepaid Expenses	4,731	4,062
Total Current Assets	268,617	58,473

PROPERTY AND EQUIPMENT
Office Equipment	90,100	88,299
Furniture and Fixtures	27,805	27,805
Software	41,508	36,634
Leased Equipment	231,796	226,496
Leasehold Improvements	36,964	36,964
Total Property and Equipment	428,173	416,198
Less: Accumulated Depreciation	220,009	179,648
Property and Equipment, Net	208,164	236,550

OTHER ASSETS
Deposits	14,230	14,230

Total Assets	$491,011	$309,253

	June 30, 2010 (Unaudited)	December 31, 2009
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts Payable	$57,187	$197,535
Accrued Expenses	129,104	315,864
Current Portion of Capital Lease Obligations	76,210	80,505
Due to Related Parties	-	134,000
Convertible Debt	-	50,000
Deferred Revenue	11,120	14,659

Total Current Liabilities	273,621	792,563

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	21,426	50,037
Total Liabilities	295,047	842,600

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of June 30, 2010 and December 31, 2009

Common Stock, $0.00001 par value; 100,000,000 shares authorized; 14,678,508 and 12,865,353 shares issued and outstanding, as of June 30, 2010 and December 31, 2009, respectively	147	129

Additional Paid-In Capital	5,894,116	4,213,359
Accumulated Deficit	(5,698,299)	(4,746,835)

Total Stockholders' (Deficit) Equity	195,964	(533,347)

Total Liabilities and Stockholders' (Deficit) Equity	$491,011	$309,253

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA CORPORATION
(A NEVADA CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	3 Months Ending June 30, 2010 (unaudited)	3 Months Ending June 30, 2009 (unaudited)	6 Months Ending June 30, 2010 (unaudited)	6 Months Ending June 30, 2009 (unaudited)
REVENUE	$193,501	$108,424	$306,183	$332,249

COST OF REVENUE	122,583	97,757	221,608	262,990

GROSS PROFIT	70,918	10,667	84,575	69,259

OPERATING EXPENSES	480,090	355,795	1,025,427	924,761

LOSS FROM OPERATIONS	(409,172)	(345,128)	(940,852)	(855,502)

OTHER INCOME (EXPENSE)
Interest Income	277	-	631	1,184
Interest Expense	(4,654)	(7,010)	(11,243)	(14,941)
Total Other Income (Expense)	(4,377)	(7,010)	(10,612)	(13,757)

LOSS BEFORE INCOME TAXES	(413,549)	(352,138)	(951,464)	(869,259)

BENEFIT FOR INCOME TAXES	-	-	-	-

NET LOSS	$(413,549)	$(352,138)	$(951,464)	$(869,259)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)	$(0.07)	$(0.07)

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA CORPORATION
(A NEVADA CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	6 months ending June 30, 2010 (Unaudited)	6 months ending June 30, 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(951,464)	$(869,259)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation	40,361	39,286
Stock Compensation	94,700	20,000
(Increase) Decrease in Operating Assets:
Accounts Receivable	(45,438)	(17,899)
Prepaid Expense	(669)	3,702
Inventory	-	4,366
Accounts Payable	(140,348)	107,099
Accrued Expenses	(186,760)	54,244
Deferred Revenue	(3,539)	(21,964)
Net cash used in operating activities	(1,193,157)	(680,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Escrow Deposit Reduction	-	40,000
Purchase of Property and Equipment	(6,675)	(9,558)
Net cash provided by (used in) investing activities	(6,675)	30,442

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments to) Related Parties	(134,000)	152,000
Payments on Capital Lease Obligations	(38,206)	(29,466)
Common Stock Issued, net of Cost of Capital	1,536,075	194,000
Net cash provided by financing activities	1,363,869	316,534
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,037	(333,449)

Cash and Cash Equivalents - Beginning of Period	17,672	335,189

CASH AND CASH EQUIVALENTS - END OF PERIOD	$181,709	$1,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$-	$-
Debt Converted to Stock	$50,000	$-
Common Stock Subscription Receivable	$-	$45,000
Interest Paid	$11,243	$14,941
Property and Equipment Purchased via Capital Lease	$5,300	$13,036

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA CORPORATION
(A NEVADA CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  The operating results and cash flows for the six-month period ended June 30, 2010, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2010 or for future periods.

        The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, contingencies and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

        The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of $4,746,835 through December 31, 2009 and has a working capital deficit of approximately $734,000. As a result, a risk exists about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company closed a private placement of its stock in July 2010 and raised a total of $700,000.

•	Establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.

•	Launch public relations and marketing campaigns.

•	The Company may evaluate and consider merger and/or acquisition activities.

•	The Company employed a full-time CFO in July 2010.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated in consolidation.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from three  customers represented approximately 64% (41%, 12%, and 11%) of total revenues for the period ended June 30, 2010 and approximately 66% of total accounts receivable at June 30, 2010. No other customers represented greater than 10% of total revenues in the six months ended June 30, 2010.

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

NOTE 2        CONVERTIBLE DEBT

The Company issued $50,000 of unsecured convertible debt in December 2009 that matured February 28, 2010 bearing an annual interest rate of 8%. The note and accrued interest were converted into 67,155 shares of Company common stock (“Common Stock”)in January 2010.

NOTE 3        EQUITY

Preferred Stock

The Company has 100,000,000 shares of $0.00001 par value preferred stock authorized to issue. No shares have been issued and the rights and privileges of this class of stock have not been defined.

Common Stock

During the six month period ended June 30, 2010 the Company issued 1,813,155 shares of Common Stock. 1,695,000 shares were related to the private placement memorandum, 67,155 shares were from convertible debentures, 50,000 shares were from the exercise of warrants issued during the period and 1,000 shares were from the exercise of employee stock options.

During the six month period ended June 30, 2010 the Company issued and had outstanding additional warrants to purchase 250,000 shares of Common Stock at $1.00 and 172,500 shares of Common Stock at $1.10.  These warrants were issued as a cost of capital.

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

Stock option transactions during six months ended June 30, 2010 were as follows:

	Six months ended June 30, 2010
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	1,182,729	$0.37
Granted	256,500	1.30
Exercised	(1,000)	-
Forfeited or Canceled	(3,000)	0.85
Outstanding at End of Period	1,435,229	0.53

Options Exercisable at Period-End	1,308,874	0.46

Weighted-Average Fair Value of Options Granted During the Period	$1.30

Information with respect to stock options outstanding and exercisable at June 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2010	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable At June 30, 2010	Weighted - Average Exercise Price
$0.10 - $1.30	1,435,229	8 Years	$0.53	1,308,874	$0.46

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

NOTE 5         RELATED PARTY TRANSACTIONS

In 2009, the Company borrowed $134,000 from certain shareholders for use in operations.  The balance at December 31, 2009 was $134,000.  The advances bore no interest and were repaid in January 2010.

The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending June 30, 2010 was $33,621 and no trade accounts receivable balance at June 30, 2010.

NOTE 6         EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, “Earnings Per Share“(“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  The Company had net losses for the three months and six months ended June 30, 2010 and 2009 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2010 and 2009.

Basic EPS	3 Months Ending June 30, 2010	3 Months Ending June 30, 2009	6 Months Ending June 30, 2010	6 Months Ending June 30, 2009
Net Loss	$(413,549)	$(352,138)	$(951,464)	$(869,259)
Weighted Average Shares	14,678,508	12,254,908	14,079,921	12,186,416
Basic and Diluted Loss Per Share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

NOTE 7        SUBSEQUENT EVENTS

In July 2010, the Company issued 700,000 shares of Common Stock under a private placement memorandum at $1.00 per share to an existing shareholder.

In July 2010, the Company paid the last installment payment of $50,000 to Mr. Quinn and Mr Liggins, the majority shareholders of Charmed Homes, for the purchase of 2.5 million shares of Common Stock as part of the reverse merger consummated on October 15, 2009. The payment marked the cancellation of 2.5 million shares from the Company’s total shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Iveda Corporation's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

Caution Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements other than those that expressly connote an assertion of historical fact. Among others, this report includes forward-looking statements that describe our plans and intentions regarding future courses of action and the possible outcomes of those intentions, and that set forth our expectations regarding our prospective financial condition, results of operations, and cash flows. Forward-looking statements can sometimes be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans” and “intends.”

Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause us to deviate from our current plans, and could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the known factors that could cause us to deviate from current plans or could cause our results to fall short of expectations include: our ability to maintain positive relationships with key customers; the concentration of our sales revenues among a limited number of large customers; our limited available capital; and the status of our relationships with our employees. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Some of the factors that may cause our actual results in future periods to differ materially from those currently expected or desired because of a number of risks and uncertainties include, but are not limited to, those risks discussed in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

The forward-looking statements are made as of the date hereof, and, except as otherwise required by law, we cannot undertake to update or revise these statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2009. Such policies are unchanged.

Overview

IntelaSight, Inc. dba Iveda Solutions (“Iveda Solutions”) began operations January 24, 2005, and became the wholly-owned operating subsidiary of Iveda Corporation, a Nevada corporation, on October 15, 2009, through a merger. All operations are conducted through Iveda Solutions.

The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services with a proprietary reporting system DSR™ (Daily Surveillance Report) to a variety of businesses and organizations. By consolidating computer power into a single location at the server level, Iveda Solutions creates efficiencies due to economies of scale leveraging cloud computing, which offers more features and flexibility compared to traditional box systems. The Company has a SAFETY Act Designation by the Department of Homeland Security as an anti-terrorism technology provider. The Company’s principal sources of revenue are derived from our real-time surveillance and equipment sales and installation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception, we have accumulated net losses in the amount of approximately $5.7 million. As of June 30, 2010, we had shareholder equity of approximately $196,000, which significantly limits our ability to absorb continuing operating losses in the future. As a result, a risk exists about our ability to continue as a going concern.

Results of Operations

Revenue. We recorded revenue of $193,501 for the three months ended June 30, 2010, compared to $108,424 for the three months ended June 30, 2009, an increase of $85,077 or 78%. In the second fiscal quarter of 2010, our recurring service revenue was $110,147 or 57% of revenue and our equipment sales and installation revenue was $83,353 or 43% of revenue, compared to recurring service revenue of $89,161 or 82% of revenue, and equipment sales and installation revenue of $19,418 or 18% of revenue for the same period in 2009. The increase in revenue was due to an increase in equipment sales in the second fiscal quarter of 2010 compared to the second fiscal quarter of 2009.

We recorded revenue of $306,183 for the six months ended June 30, 2010, compared to $332,249 for the six months ended June 30, 2009, a decrease of $26,066 or 8%. In the first six months of 2010, our recurring service revenue was $210,592 or 69% of revenue and our equipment sales and installation revenue was $95,592 or 31% of revenue, compared to recurring service revenue of $181,430 or 55% of revenue, and equipment sales and installation revenue of $151,558 or 46% of revenue for the same fiscal period in 2009. The decrease in revenue was due to fewer equipment sales in the first six months of 2010 compared to the first six months of 2009. Revenue for the six months ended June 30, 2009, was higher than that for the six months ended June 30, 2010, because of a significant installation project that was started in 2008 and was completed in the first quarter of 2009, in addition to a large equipment sale to a single customer.

Cost of Revenue. Total cost of revenue was $122,583 (63% of revenues; gross margin of 37%) for the three months ended June 30, 2010, compared to $97,757 (90% of revenues; gross margin of 10%) for the three months ended June 30, 2009, an increase of $24,826 or 25%. The increase in gross margin for the second fiscal quarter of 2010 to 37% from 10% in the second fiscal quarter of 2009 was primarily due to the increase in sales of equipment with higher gross margin. In addition, the increase of service revenue resulted in better utilization of our infrastructure fixed costs.

Total cost of revenue was $221,608 (73% of revenues; gross margin of 27%) for the six months ended June 30, 2010, compared to $262,990 (79% of revenues; gross margin of 21%) for the six months ended June 30, 2009, a decrease of $41,382 or 16%. The increase in gross margin to for the six months ended June 30, 2010, to 27% from 21% for the six months ended June 30, 2009, was primarily due to the increase in sales of equipment with higher gross margin in the second fiscal quarter of 2010. In addition, the increase of service revenue resulted in better utilization of our infrastructure fixed costs.

Operating Expenses. Operating expenses were $480,090 for the three months ended June 30, 2010, compared to $355,795 for the three months ended June 30, 2009, an increase of $124,295 or 35%. The increase in operating expenses was primarily related to increased marketing, travel, and personnel costs.

Operating expenses were $1,025,427 for the six months ended June 30, 2010, compared to $924,761 for the six months ended June 30, 2009, an increase of $100,666 or 11%. The increase in operating expenses was primarily related to increased marketing, travel, and personnel costs.

Loss from Operations. As a result of the increases in revenues and related gross profit, but a greater increase in operating expenses, the loss from operations increased to $409,172 for the three months ended June 30, 2010, compared to $345,128 for the three months ended June 30, 2009, an increase in loss of $64,044 or 19%.

As a result of the overall decreases in revenues and increased operating expenses, loss from operations increased to $940,852 for the six months ended June 30, 2010, compared to $855,502 for the six months ended June 30, 2009, an increase in loss of $85,350 or 10%.

Other Expense-Net. Other expense-net was $4,377 for the three months ended June 30, 2010, compared to $7,010 for the three months ended June 30, 2009, a decrease of $2,633 or 38%.

Other expense-net was $10,612 for the six months ended June 30, 2010, compared to $13,757 for the six months ended June 30, 2009, an increase of $3,145 or 23%.

Net Loss. The increase of $61,411 or 17% in the net loss to $413,549 for the three months ended June 30, 2010, from $352,138 for the three months ended June 30, 2009, was primarily a net effect of a $60,000 gross profit increase related to equipment sales and an increase in operating expenses of $124,000.

The increase of $82,205 or 9% in the net loss to $951,464 for the six months ended June 30, 2010, from $869,259 for the six months ended June 30, 2009, was primarily a net effect of a $15,000 gross profit increase and an increase in operating expenses of $101,000.

Liquidity and Capital Resources

We had cash and cash equivalents of $181,709 on June 30, 2010. The improvement in cash on hand from $17,672 as of December 31, 2009, resulted from cash raised through stock sales made during January 2010.

Net cash used in operating activities during the six months ended June 30, 2010, and for the six months ended June 30, 2009, was $1,193,157 and $680,425, respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used by investing activities for the six months ended June 30, 2010, and the six months ended June 30, 2009, was $6,675 and $9,558, respectively, for the purchase of property and equipment. There was $40,000 of net cash provided by investing activities for the six months ended June 30, 2009, related to an escrow deposit reduction.

Net cash provided by financing activities for the three months ended June 30, 2010, was $1,363,869, primarily from the sale of common stock. Net cash provided by financing activities for the six months ended June 30, 2009, was $316,534, primarily from sale of Common Stock and proceeds from the issuance of convertible notes.

At December 31, 2009, we had approximately $4.4 million in net operating loss carryforwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carryforwards for the year ended 2009 or through the second fiscal quarter of 2010. Our operating loss carryforwards expire starting in 2010 and continuing through 2026.

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

We believe that our cash on hand at June 30, 2010 and an additional $700,000 of funding by the way of Common Stock sales in July 2010 are sufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term.  We continually evaluate our working capital needs and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

The economic events in 2009 resulting in a downturn of spending and the credit shortage severely curtailed our ability to obtain debt financing in 2009 and we focused almost exclusively on raising additional capital. Therefore, we were unable to fund our sales and marketing plans, which did not allow us to focus on sales during the latter half of 2009 and this lack of focus impacted our sales pipeline in the first quarter of 2010. Not only was our management focused on raising capital but we also focused on consummating our merger in October 2009, and reducing costs to sustain our operations. It was not until toward the end of January 2010 that we raised $1.5 million in equity. In early February we hired new sales and marketing staff and started planning for launching a marketing campaign to increase our sales. These activities did not increase our revenues for the first quarter and the full launch of our sales and marketing campaign was not completed until April 2010. Since then, our sales team has received positive feedback and leads for potential new customers and resellers. By end of June 2010, our recurring service revenue increased by approximately 31%, which we expect to carry over in succeeding months. Our year-to-date revenue is starting to make up for the big revenue shortfall in the first quarter of this year.

Our management is cautiously optimistic regarding future financial performance because we began experiencing a shorter sales cycle in April of 2010. We believe that our marketing that focuses on the Company as a service company versus an equipment company has started to resonate among our potential customers. Management believes that this is an attractive value proposition that provides companies with the ability to secure their properties without large capital expenditures. The Company offers an inexpensive, but effective, alternative to security guards, with our real-time video surveillance service using existing camera systems. Even if the customer has to purchase cameras to enable the Company’s service, we are still able to provide up to an estimated 50% savings compared to traditional security guard services.

We also continue to establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities at a relatively low cost to the Company, by utilizing resellers’ sales and marketing resources and leveraging their customer bases. If we are not able to quickly increase our sales then we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

Three customers each represented greater than 10% of total revenue for the three months ended June 30, 2010. These customers were: Insurance Auto Auctions (41% of total revenue), Glendale California Police Department (12% of total revenue), and Farnsworth (11% of total revenue).  Insurance Auto Auctions and Farnsworth have been customers since 2005 and are no longer under long-term service contracts. As a result, Insurance Auto Auctions and Farnsworth could terminate their service with the Company without penalty.  No other customers represented greater than 10% of total revenues in the six months ended June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act as of June 30, 2010. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Risk Factors Involving Our Business

Our financial statements contain a going concern notation.

Our financial statements included with this report were prepared on a “going concern basis” and the footnotes contain a “going concern qualification” (see note 1 to the financial statements included with this report). Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved.

A significant portion of our revenues are derived from a limited number of customers, and results of operations could be adversely affected and shareholder value harmed if we lose any of these customers.

A significant portion of our revenues historically have been derived from a limited number of customers. Further, some of these customers have been subject to significant financial stress and uncertainty due to the current and recent state of the global and applicable local economies. Were any of these customers to place their business with one or more of our competitors, we may face a material adverse impact upon our revenues, net income, cash flows and financial condition.

We have a history of losses, which are likely to continue.

We incurred net losses of $413,549 for the three months ended June 30, 2010, and $1,778,015 for the year ended December 31, 2009. We will continue to incur substantial losses and do not expect to obtain profitability in the near future.

We are an emerging growth company.

Iveda Solutions began operations in 2005. While we have monthly revenues, there is limited historical, operating or financial information about us to evaluate our performance. As of July 31, 2010, we had approximately $641,000 cash on hand. At our current estimated net cash outflow of $116,000 per month, we have sufficient capital to continue our operations for approximately six months assuming costs do not significantly increase and we do not expand our operations. However, we intend to continue to seek to raise capital predominantly to expand our sales and marketing capabilities and hire additional employees to meet the demand for our services. If we do not raise sufficient capital, of which there can be no assurance, it will have a significant impact on our ability to expand operations. There can be no assurance that we can be operated profitably or, if profitability is achieved, that it can be sustained.

Our ability to grow is dependent upon the success of our current and future operations and our ability to obtain additional financing.

We need additional funding to implement our growth plan. We currently have and will continue to have significant capital requirements to fund our growth. We anticipate, based on our currently proposed intentions and assumptions relating to our operations, that substantial additional capital will be needed to satisfy our cash requirements to implement our growth plan. We have no committed sources of additional financing and our officers, directors and shareholders are not required to provide any portion of our future financing requirements. We cannot assure investors that additional financing will be available on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed could require us to significantly curtail our growth plans and operations.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. We cannot assure investors that additional financing will be available on terms favorable to us, or at all.

Rapid growth may strain our resources.

As we continue the commercialization of our security and surveillance products and services, we expect to experience significant and rapid growth in the scope and complexity of our business, which may place a significant strain on our senior management team and our financial and other resources. The proposed acceleration will expose us to greater overhead, marketing and support costs and other risks associated with growth and expansion. We will need to add staff to monitor additional cameras, market our products and services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. Our ability to manage our rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems and to train, motivate and manage our employees.

This growth may place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition. In addition, difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

We depend on certain key personnel.

Our future success will be dependent on the efforts of key management personnel, particularly David Ly, our President and CEO, Luz Berg, our COO and CMO, Steven Wollach, our CFO, and Ray Palomaa, Iveda Solutions’ Director of Sales. The loss of one or more of our key employees would have a material adverse effect on our business, results of operations and financial condition. We also believe that our future success will be largely dependent on our ability to attract and retain highly qualified management, sales and marketing personnel. We cannot assure investors that we will be able to attract and retain such personnel. Our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our staff, which could have a material adverse effect on our business, results of operations and financial condition.

Demand for our security and surveillance products and services may be lower than we anticipate.

We have limited resources to undertake extensive marketing activities. We cannot predict with certainty the potential consumer demand for our security and surveillance products or services or the degree to which we will meet that demand. If demand for our security and surveillance products and services does not develop to the extent or as quickly as expected, we might not be able to generate revenue to become profitable. Even if markets for our products and services develop, we could achieve a smaller share of these markets than we currently anticipate. Achieving market share will require substantial marketing efforts and expenditure of significant funds to inform customers of the distinctive characteristics and benefits of using our products and services. We cannot assure investors that our marketing efforts will result in the attainment of sufficient market share to become profitable.

Our focus on open source systems may not result in increased revenue.

The security and surveillance industry is characterized by rapid changes in technology and customer demands. Management believes that there is a market preference for open source systems (systems capable of integrating a wide range of products and services through community and private based cooperation, such as the Internet, Linux, and certain cameras used in our business). However, if management is incorrect or should the market shift toward closed source, proprietary systems (private, closed systems built to only support a specific manufacturer or developer’s product or service, such as CCTV cameras), demand for our services will likely decline.

Future loan agreements with lenders may hinder our ability to operate the business by imposing restrictive loan covenants.

We will likely need to incur debt to implement our business plan, and have and plan to continue to obtain lease financing for certain equipment acquisitions. Any debt load necessary to implement our business plan could result in substantial debt service requirements. These future debt load and service requirements could have important consequences which could hinder our ability to operate, including our ability to:

•	Incur additional indebtedness;

•	Make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;

•	Make distributions to shareholders, or redeem or repurchase our shares;

•	Make certain types of investments;

•	Create liens on our assets;

•	Utilize the proceeds of asset sales; and

•	Merge or consolidate or dispose of all, or substantially all, of our assets.

In the event that we are unable to pay our debt service obligations, our creditors could force us to (1) reduce or eliminate distributions to shareholders; or (2) reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of our debt. In the event that we would be unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to operate would be greatly affected.

Risks Associated with the Surveillance and Remote Security Industry

We depend on third-party manufacturers and suppliers for the products we sell.

We have relationships with a number of third-party manufacturers and suppliers. Risks associated with our dependence upon third-party manufacturing and supply relationships include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property.

We do not know if we will be able to maintain third-party manufacturing and supply contracts on favorable terms, if at all, or that our current or future third-party manufacturers and suppliers will meet our requirements for quality, quantity or timeliness. Our success depends in part on whether our manufacturers and suppliers are able to fill the orders we place with them in a timely manner. If our manufacturers or suppliers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, or if such manufacturers or suppliers were to increase their prices, we may be required to pursue replacement manufacturer or supplier relationships. If we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose us to legal liability, loss of reputation and risk of loss or reduced profit. Our business, results of operation and reputation would be adversely impacted if we are unable to provide quality products to our customers in a timely manner.

We operate in a highly-competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

Management believes that there is, at this time, no direct competitor that offers a package of services substantially similar to the package offered by us. Management is, however, aware of similar products and services which compete indirectly with our products and services. Some companies may also be developing similar products and services, including companies that may have significantly greater financial, technical and marketing resources, larger distribution networks, and generate greater revenue and have greater name recognition than us. These companies may develop security products and services that are superior to those offered by us. Such competition may potentially affect our chances of achieving profitability.

Some of our current and future competitors may conduct more extensive promotional activities and may offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability.

Future legislation or governmental regulations or policies could have a significant impact on our operations.

While we are presently subject only to licensing requirements related to our contracting activities, for which we hold low voltage contractors’ licenses in California and Arizona, the security and surveillance industry as a whole is subject to regulation. As we continue operations, we may be subject to additional regulation in the future. Future changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or we fail to comply in the future, our financial condition, results of operations and cash flows could be materially and adversely affected.

We rely on technology that may become obsolete, which could require significant capital expenditures.

Our monitoring services depend upon the technology (hardware and software) of video surveillance systems. In order to maintain our customer base that currently uses video surveillance components that are or could become obsolete, we may be required to upgrade or implement new technologies that could require significant capital expenditures. While we utilize open source architecture, which we believe allows our service to be flexible in adapting to emerging technologies, in the future we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in response to changing technologies, market conditions or customer requirements in a timely manner, such inability could adversely affect our business.

Regulation of the telecommunications industry and the Internet  may impact our operations.

Aspects of our operations may be, or become, subject to regulations governing the Internet. There can be no assurance that government agencies will not increasingly regulate Internet-related services. Increased regulation may slow our growth, and legislation could be enacted that would prohibit certain forms of telecommunication critical to our operations. Such regulation may also negatively impact the cost of doing business and materially adversely affect our business, financial condition and results of operations.

The failure of our systems could result in a material adverse effect.

We utilize a third-party, fourth-tier data center in Scottsdale, Arizona to transmit data to our monitoring system. The occurrence of a natural disaster, intentional or unintentional human error or actions, or other unanticipated problem could cause interruptions in the services provided by us, and resulting losses by our customers. We have experienced individual camera failures or outages in the past, and will likely experience future individual camera failures or outages that disrupt the monitoring of those cameras. Our revenue depends in large part on maintaining the operability of our monitoring systems. Accordingly, the performance, reliability and availability of our network, servers for our corporate operations and infrastructure are critical to our reputation and our ability to attract and retain customers. Any damage or failure that causes interruptions in the service provided by us could have a material adverse effect on our business, operating results and financial condition.

We are continually expanding and enhancing our technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our network and the overall size of our customer base. We may be unsuccessful in these efforts or we may be unable to project accurately the rate or timing of these increases. Our failure, or our suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our services.

Our computer hardware operations, data processing, storage and backup systems are located in a single, third-party, fourth-tier data center in Scottsdale, Arizona. If this location experienced a significant system failure or interruption, our business would be harmed. Our systems can be vulnerable to damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins and similar events. The property and business interruption insurance we carry may not have coverage adequate to compensate us fully for losses that may occur.

If our security measures are breached and unauthorized access is obtained, existing and potential customers might not perceive our services as being secure and might terminate or fail to purchase our services.

Our business involves the monitoring of cameras that may be recording sensitive areas of our customers’ facilities, and as a result, we utilize various security measures. No security measures are completely secure, however, and individuals could, if successful, cause interruptions in our services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against or alleviate these problems. We may not be able to remedy any problems in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.

We could face liability for our failure to adequately monitor customer locations.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses. In addition, judgments against us and the costs of such litigation could have an adverse effect on us. The SAFETY Act designation affords certain limitations on liability from third-party lawsuits as a result of the failure of our technology and services. However, this designation does not guarantee protection against all liabilities to which our products and services may be subject, and this statute remains subject to the interpretation of the courts. Accordingly we can offer no assurances that the protections afforded by the SAFETY Act will eliminate or reduce our liability for employee acts or omissions or system failures.

In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.

We carry insurance of various types, including general liability and professional liability insurance, in amounts management considers adequate and customary for the industry. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

The timing of our revenues can vary depending on how long customers take to evaluate our services.

It is difficult to forecast the timing of revenues in the security industry because the development period for a customized system or solution may be lengthy, larger customers may need a significant amount of time to evaluate products before purchasing them and sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer varies greatly depending on the customer, and historically has ranged from days to weeks. During the evaluation period, customers may defer or scale down proposed orders of products or systems for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) a reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by competitors; and (v) lower prices offered by competitors.

We will rely on both our internal sales force and resellers to distribute our security products and services to customers.

We rely on both our internal sales force and resellers to distribute our security products and services to our customers. As of the date of this report, we have four active resellers and three active independent agents, and anticipate adding more as we implement our business plan. However, we plan to continue our internal sales activity for the foreseeable future to market our products and services until our resellers are completely trained and mobilized. We could be adversely affected by any significant decline in the service provided by our resellers as any customers dissatisfied with our resellers may cause damage to our reputation.

Government contracts generally contain rights and remedies which could reduce the value of such contracts, or result in losses.

We presently provide our products and services for certain state and local government customers. Government contracts often contain provisions that give the governmental entities that are party to those contracts certain rights and remedies not typically found in private commercial contracts, including provisions enabling the governmental entities to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the contracting company from doing business with a foreign government or prevent the company from selling its products in certain countries; (iii) audit and object to the company’s contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the company’s contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a governmental entity terminates a contract with us for convenience, we may not be able to recover our incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a governmental entity terminates a contract for default, we may not recover those amounts and, in addition, we may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding our termination with other government agencies. As a result, our on-going or prospective relationships with such other government agencies could be impaired.

There is a shortage of qualified electricians, which may negatively impact our business, including our ability to grow.

We believe there is a shortage of qualified electricians in the United States. In order to conduct our business, it is necessary for us or our resellers to employ electricians and have those electricians qualified in the states where they do business. Our ability to increase productivity and profitability may be limited by our and our resellers’ ability to employ, train and retain skilled electricians required to meet our customers’ needs. Accordingly there can be no assurance, among other things, that:

•	We or our resellers will be able to maintain the skilled labor force necessary to operate efficiently;

•	We or our resellers’ labor expenses will not increase as a result of a shortage in the skilled labor supply; and

•	We or our resellers will be able to maintain the skilled labor force necessary to implement our planned growth.

The estimates we use in placing bids could be materially incorrect, resulting in possible losses.

We currently generate, and expect to continue to generate, a significant portion of our revenues for product sales and installation under fixed price contracts. Our operating expenses, however, may vary significantly from the costs we originally estimate. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those we originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on our operating results.

Risks Related to Our Intellectual Property

We depend on our intellectual property.

Our success and ability to compete depends in part on our proprietary database, Cerebro, the security information and reporting web service developed and used by us internally, and on the process by which we integrate existing third-party products into a monitoring solution. The measures we take to protect our technologies and other intellectual property rights, which presently are based upon trade secrets, may not be adequate to prevent their unauthorized use. We seek to protect our proprietary intellectual property in part by confidentiality agreements with our employees, consultants and business partners. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services and technologies similar to ours, which could reduce demand for our products, services and technologies. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks and copyrights that we currently or in the future own. We do not have patent protection with respect to our software or systems, although management is considering seeking such protection. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively.

We could incur substantial costs defending our intellectual property from infringement by others.

Unauthorized parties may attempt to copy aspects of our proprietary software product or to obtain and use our other proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. We may not have the financial resources to prosecute any infringement claims that we may have. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

We could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

The scope of any intellectual property rights that we have is uncertain and may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to our products and services. The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products and services. Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and we cannot assure investors that we would prevail in any such proceeding as the intellectual property status of our current and future competitors’ products and services is uncertain. Any infringement claim against us, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We might not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue operating our surveillance products without incurring significant additional expense. In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market or sell our products. Furthermore, our suppliers may not provide us with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, we would be forced to bear any resulting expense.

Risk Factors Involved In Being a Public Company

Our shares are “penny stock.”

In general, “penny stock” includes securities of companies which are not listed on the principal stock exchanges and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6 million in the last three years. As “penny stock,” our stock therefore is subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our stock, and therefore may adversely affect our stockholders’ ability to sell the stock in the public market.

There is a limited market for our common stock.

Only a very limited trading market currently exists for our common stock. Volatility of thinly traded stocks is typically higher than the volatility of more liquid stocks with higher trading volumes. The market price of our common stock could be subject to significant fluctuations as a result of the foregoing, as well as variations in our operating results and the results and operations of our competitors. Also as a result of there being a very limited trading market for our common stock, any broker-dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time. We cannot assure our shareholders that a market for our stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

Our reporting obligations as a public company are and will be costly.

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws. These reporting obligations will increase our operating costs significantly from historical norms prior to becoming a public company. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company, then our shareholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer*

32.1	Certification of Chief Executive Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA CORPORATION
(Registrant)

Date: August 13, 2010	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman

Date: August 13, 2010	/s/ Steven G. Wollach
Steven G. Wollach
Principal Accounting Officer, Chief Financial Officer, Treasurer