Form 10-Q
period 2010-09-30
Iveda Corp
filed 2010-11-12
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 000-53285

IVEDA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0611159
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1201 South Alma School Road, Suite 4450, Mesa,
Arizona	85210
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2010, 12,945,508 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVEDA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US Dollars)

	September 30, 2010
	(Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$384,285	$17,672
Accounts Receivable	82,797	36,739
Prepaid Expenses	22,322	4,062
Inventory	2,041	-
Total Current Assets	491,445	58,473

PROPERTY AND EQUIPMENT
Office Equipment	161,051	88,299
Furniture and Fixtures	27,805	27,805
Software	41,508	36,634
Leased Equipment	245,752	226,496
Leasehold Improvements	36,964	36,964

Total Property and Equipment	513,080	416,198

Less: Accumulated Depreciation	237,199	179,648

Property and Equipment, Net	275,881	236,550

OTHER ASSETS
Deposits	14,230	14,230

Total Assets	$781,556	$309,253

	September 30, 2010
	(Unaudited)	December 31, 2009
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$133,455	$197,535
Accrued Expenses	93,770	315,864
Current Portion of Capital Lease Obligations	76,210	80,505
Due to Related Parties	-	134,000
Convertible Debt	-	50,000
Deferred Revenue	16,469	14,659

Total Current Liabilities	319,904	792,563

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	10,183	50,037
Total Liabilities	330,087	842,600

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of September 30, 2010 and December 31, 2009

Common Stock, $0.00001 par value; 100,000,000 shares authorized; 12,945,508 and 12,865,353 shares issued and outstanding, as of September 30, 2010 and December 31, 2009 , respectively	129	129
Additional Paid-In Capital	6,689,095	4,213,359
Accumulated Deficit	(6,237,755)	(4,746,835)
Total Stockholders' (Deficit) Equity	451,469	(533,347)

Total Liabilities and Stockholders' (Deficit) Equity	$781,556	$309,253

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Amounts expressed in US Dollars)

	3 Months	3 Months	9 Months	9 Months
	Ending	Ending	Ending	Ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$182,416	$156,448	$488,600	$489,436

COST OF REVENUE	115,817	123,565	337,425	386,554

GROSS PROFIT	66,599	32,883	151,175	102,882

OPERATING EXPENSES	604,597	335,830	1,630,024	1,258,983

LOSS FROM OPERATIONS	(537,998)	(302,947)	(1,478,849)	(1,156,101)

OTHER INCOME (EXPENSE)

Interest Income	302	3,033	933	3,478

Interest Expense	(1,760)	(6,706)	(13,003)	(23,255)

Total Other Income (Expense)	(1,458)	(3,673)	(12,070)	(19,777)

LOSS BEFORE INCOME TAXES	(539,456)	(306,620)	(1,490,919)	(1,175,878)

BENEFIT FOR INCOME TAXES	-	-	-	-

NET LOSS	$(539,456)	$(306,620)	$(1,490,919)	$(1,175,878)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.03)	$(0.10)	$(0.10)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Amounts expressed in US Dollars)

	9 months ending	9 months ending
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,490,919)	$(1,175,878)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation	57,550	59,254
Stock Compensation	217,160	29,999
(Increase) Decrease in Operating Assets:
Accounts Receivable	(46,058)	(14,008)
Prepaid Expense	(18,260)	8,502
Inventory	(2,041)	9,513
Accounts Payable	(64,080)	76,569
Accrued Expenses	(222,094)	50,337
Deferred Revenue	1,810	(9,823)
Net cash used in operating activities	(1,566,932)	(965,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Escrow Deposit Reduction	-	40,000
Purchase of Property and Equipment	(91,583)	(9,559)
Net cash provided by (used in) investing activities	(91,583)	30,441

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments to) Related Parties	(134,000)	424,900
Payments on Capital Lease Obligations	(49,449)	(46,822)
Common Stock Issued, net of Cost of Capital	2,208,577	223,760
Net cash provided by financing activities	2,025,128	601,838
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	366,613	(333,256)

Cash and Cash Equivalents - Beginning of Period	17,672	335,189

CASH AND CASH EQUIVALENTS - END OF PERIOD	$384,285	$1,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$-	$-
Debt Converted to Stock	$50,000	$-
Common Stock Subscription Receivable	$-	$
Interest Paid	$11,243	$23,255
Property and Equipment Purchased via Capital Lease	$5,300	$13,036

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Amounts expressed in US Dollars)

NOTE 1SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  The operating results and cash flows for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2010 or for future periods.

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has generated an accumulated deficit from operations of approximately $6.2 million at September 30, 2010 and has used approximately $1.6 million in cash from operations through the current nine months ended September 30, 2010. As a result, a risk exists about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional equity and/or debt financing.
•	Establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	Launch public relations and marketing campaigns.
•	The Company may evaluate and consider merger and/or acquisition activities.

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from three customers represented approximately 55% (34%, 11%, and 10%) of total revenues for the nine months ended September 30, 2010 and approximately 29% of total accounts receivable at September 30, 2010. No other customers represented greater than 10% of total revenues or receivables in the nine months ended September 30, 2010.

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

The Company issued $50,000 of unsecured convertible debt in December 2009 that matured February 28, 2010 bearing an annual interest rate of 8%. The note and accrued interest were converted into 67,155 shares of Company common stock (“Common Stock”) in January 2010.

NOTE 3	EQUITY

Preferred Stock

The Company has 100,000,000 shares of $0.00001 par value preferred stock authorized to issue. No shares have been issued and the rights and privileges of this class of stock have not been defined.

Common Stock

In July 2010, the Company paid the last installment payment of $50,000 to Mr. Quinn and Mr. Liggins, the majority shareholders of Charmed Homes, for the purchase of 2.5 million shares of Common Stock as part of the reverse merger consummated on October 15, 2009. The payment marked the cancellation of 2.5 million shares from the Company’s total shares outstanding.

During the nine month period ended September 30, 2010 the Company issued 2,580,155 shares of Common Stock. 2,445,000 shares were related to the private placement memorandum, 67,155 shares were from convertible debentures, 67,000 shares were from the exercise of warrants issued during the period and 1,000 shares were from the exercise of employee stock options.

During the nine month period ended September 30, 2010 the Company issued and had outstanding additional warrants to purchase 250,000 shares of Common Stock at $1.00 and 255,500 shares of Common Stock at $1.10.  These warrants were issued as a cost of capital.

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

Stock option transactions during nine months ended September 30, 2010 were as follows:

	Nine months ended September 30,
	2010
		Weighted -
		Average
		Exercise
	Shares	Price
Outstanding at Beginning of Year	1,182,729	$0.37
Granted	686,500	1.12
Exercised	(1,000)	-
Forfeited or Canceled	(7,250)	1.10
Outstanding at End of Period	1,860,979	0.64

Options Exercisable at Period-End	1,583,749	0.53

Weighted-Average Fair Value of Options Granted During the Period	$0.39

Information with respect to stock options outstanding and exercisable at September 30, 2010 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2010	Life	Price	2010	Price
$0.10 - $1.30	1,860,979	8 Years	$0.64	1,583,749	$0.53

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2010
Expected Life	5 yr
Dividend Yield	0%
Expected Volatility	39.33%
Risk-Free Interest Rate	2.50%

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

The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending September 30, 2010 was $52,406 and no trade accounts receivable balance at September 30, 2010.

On September 15, 2010, the Company, as borrower, issued a Line of Credit Promissory Note (the “Note”) to Gregory Omi, a director of the Company, as lender, in the principal sum of up to Three Hundred Fifty Thousand Dollars ($350,000).  The line of credit will be used for the sole purpose of purchasing equipment, software, and other infrastructure-related items to fulfill commitments to SAT Mexico.  The unpaid principal of the line of credit shall bear simple interest at the rate of 1.5% per month or 18% per annum.  The principal balance of the Note shall be due and payable no later than six months after each disbursement.  The Note will be secured by receivables from SAT Mexico.  As of October 31, 2010, the balance of the Note is $0.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, “Earnings Per Share” (“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  The Company had net losses for the three months and nine months ended September 30, 2010 and 2009 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2010 and 2009.

	3 Months	3 Months	9 Months	9 Months
	Ending	Ending	Ending	Ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic EPS
Net Loss	$(539,456)	$(306,620)	$(1,490,919)	$(1,175,878)
Weighted Average Shares	14,071,937	12,254,908	14,269,205	12,186,416
Basic and Diluted Loss Per Share	$(0.04)	$(0.03)	$(0.10)	$(0.10)

NOTE 7	SUBSEQUENT EVENTS

On October 25, 2010, the Company entered into an Operating Level Agreement (the “Agreement”) with Digital Ally and Tecnologia y Diagnosticos Del Norte S.A. de C.V. (“TDN”) pursuant to which the Company agreed to provide a streaming video converter to Digital Ally’s in-vehicle surveillance system and video hosting and video archiving services to a Federal Government Agency in Mexico. The Company serves as a sub-contractor to TDN pursuant to a separate agreement signed by TDN and the government agency in Mexico. Gross revenues are $280,000 for upfront fees and $142,000 for the streaming video converter, plus monthly fees for remote video hosting, storage, and maintenance for the first phase of the project, and an additional $100,000 for a second shipment of streaming video converters and monthly fees for the second phase of the project for a total of 164 vehicles.  A more detailed description of this Agreement was reported on a Current Report on Form 8-K, filed on October 27, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Iveda Corporation's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, which involve risks and uncertainties, including statements regarding our capital needs, business strategy, and expectations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

You should not rely on forward-looking statements as predictions of future events or results. Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions, risks and uncertainties, and other factors, which could cause actual events or results to be materially different from those expressed or implied in the forward-looking statements. These factors may cause our actual results to differ materially from any forward-looking statement. In addition, new factors emerge from time to time and it is not possible for us to predict all factors that may cause actual results to differ materially from those contained in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statements to reflect events or circumstances after the date of this report, except as required by applicable law.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” and “Iveda” refer to the combined business of Iveda Corporation (the “Company”) and its wholly-owned operating subsidiary, IntelaSight, Inc. (“IntelaSight”), d/b/a Iveda Solutions (“Iveda Solutions”).  References to Iveda Solutions refer to IntelaSight.

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

Overview

IntelaSight, Inc. a Washington corporation d/b/a Iveda Solutions, began operations on January 24, 2005, and became a wholly-owned operating subsidiary of Iveda Corporation (formerly known as Charmed Homes, Inc.), a Nevada corporation, on October 15, 2009, through a merger.  All Company operations are conducted through Iveda Solutions.

The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving, and real-time remote surveillance services with a proprietary reporting system, DSR™ (Daily Surveillance Report), to a variety of businesses and organizations. By consolidating computer power into a single location at the server level, Iveda Solutions creates efficiencies due to economies of scale leveraging cloud computing, which offers more features and flexibility compared to traditional box systems. The Company has a SAFETY Act Designation by the Department of Homeland Security as an anti-terrorism technology provider. The Company’s principal sources of revenue are derived from our video hosting real-time surveillance and equipment sales and installation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception, we have accumulated net losses in the approximate amount of $6.2 million. As of September 30, 2010, we had shareholder equity of approximately $451,000, which significantly limits our ability to absorb continuing operating losses in the future. As a result, our ability to continue as a going concern is uncertain.

Results of Operations

Revenue. We recorded revenue of $182,416 for the three months ended September 30, 2010, compared to $156,448 for the three months ended September 30, 2009, an increase of $25,968 or 17%. In the third fiscal quarter of 2010, our recurring revenue was $138,061 or 76% of revenue and our equipment sales and installation revenue was $44,355 or 24% of revenue, compared to recurring service revenue of $97,981 or 63% of revenue, and equipment sales and installation revenue of $58,466 or 37% of revenue for the same period in 2009. The increase in revenue was due to an increase in recurring revenue derived from video hosting and real-time surveillance services over the past year.

We recorded revenue of $488,600 for the nine months ended September 30, 2010, compared to $489,436 for the nine months ended September 30, 2009, a decrease of $836 or 0.17%. In the first nine months of 2010, our recurring service revenue was $348,652 or 71% of revenue and our equipment sales and installation revenue was $139,948 or 29% of revenue, compared to recurring service revenue of $279,411 or 57% of revenue, and equipment sales and installation revenue of $210,025 or 43% of revenue for the same fiscal period in 2009. The change in revenue was due to an increase in recurring revenue derived from video hosting and real-time surveillance services over the past year and a decrease in equipment sales in the first nine months of 2010 compared to the first nine months of 2009.

Cost of Revenue. Total cost of revenue was $115,817 (63% of revenues; gross margin of 37%) for the three months ended September 30, 2010, compared to $123,565 (79% of revenues; gross margin of 21%) for the three months ended September 30, 2009, a decrease of $7,748 or 6%. The increase in gross margin for the third fiscal quarter of 2010 to 37% from 21% in the third fiscal quarter of 2009 was primarily due to the increase in recurring revenue with higher gross margin. In addition, the increase of revenue resulted in better utilization of our infrastructure fixed costs.

Total cost of revenue was $337,425 (69% of revenues; gross margin of 31%) for the nine months ended September 30, 2010, compared to $386,554 (79% of revenues; gross margin of 21%) for the nine months ended September 30, 2009, a decrease of $49,129 or 13%. The increase in gross margin for the nine months ended September 30, 2010, to 31% from 21% for the nine months ended September 30, 2009, was primarily due to the increase in recurring revenue with higher gross margin in the third fiscal quarter of 2010. In addition, the increase of revenue resulted in better utilization of our infrastructure fixed costs.

Operating Expenses. Operating expenses were $604,597 for the three months ended September 30, 2010, compared to $335,830 for the three months ended September 30, 2009, an increase of $268,767 or 80%. The increase in operating expenses was primarily related to an increase in stock compensation expense of approximately $110,000 over 2009 and increased marketing, travel, and personnel costs incurred to promote our services internationally.

Operating expenses were $1,630,024 for the nine months ended September 30, 2010, compared to $1,258,983 for the nine months ended September 30, 2009, an increase of $371,041 or 29%. The increase in operating expenses was primarily related to an increase in stock compensation expense of approximately $187,000 over 2009 and increased marketing, travel, and personnel costs incurred to promote our services internationally.

Loss from Operations. Notwithstanding the increases in revenues and related gross profit, there was a greater increase in operating expenses.  As a result, the loss from operations increased to $537,998 for the three months ended September 30, 2010, compared to $302,947 for the three months ended September 30, 2009, an increase in loss of $235,051 or 78%.

As a result of the increased operating expenses, loss from operations increased to $1,478,849 for the nine months ended September 30, 2010, compared to $1,156,101 for the nine months ended September 30, 2009, an increase in loss of $322,748 or 28%.

Other Expense-Net. Other expense-net was $1,458 for the three months ended September 30, 2010, compared to $3,673 for the three months ended September 30, 2009, a decrease of $2,215 or 60%. This was due to the capital raise in January and July 2010, which allowed us to reduce our debt and, accordingly, reduce our interest expense and increase our interest income.

Other expense-net was $12,070 for the nine months ended September 30, 2010, compared to $19,777 for the nine months ended September 30, 2009, a decrease of $7,707 or 39%. This was due to the capital raise in January and July 2010, which allowed us to reduce our debt and, accordingly, reduce our interest expense and increase our interest income.

Net Loss. The increase of $232,836 or 76% in the net loss to $539,456 for the three months ended September 30, 2010, from $306,620 for the three months ended September 30, 2009, was primarily due to an increase in operating expenses related to selling and marketing and a non-cash charge of approximately $122,000 for stock compensation for the three months ended September 30, 2010, compared to $10,000 for the three months ended September 30, 2009.

The increase of $315,041 or 27% in the net loss to $1,490,919 for the nine months ended September 30, 2010 from $1,175,878 for the nine months ended September 30, 2009, was primarily due to an increase in operating expenses related to selling and marketing as well as non-cash increase in stock compensation of approximately $217,000 for the nine months ended September 30, 2010 compared to $30,000 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $384,285 on September 30, 2010. The improvement in cash on hand from $17,672 as of December 31, 2009 resulted from cash raised through stock sales made during January and July 2010.

Net cash used in operating activities during the nine months ended September 30, 2010 and for the nine months ended September 30, 2009 was $1,566,932 and $965,535, respectively. Cash used in operating activities for those periods consisted primarily of funding operations and reducing accounts payable and accrued expenses.

Net cash used by investing activities for the nine months ended September 30, 2010, and the nine months ended September 30, 2009 was $91,583 and $9,558, respectively, for the purchase of property and equipment. There was $40,000 of net cash provided by investing activities for the nine months ended September 30, 2009, related to an escrow deposit reduction.

Net cash provided by financing activities for the nine months ended September 30, 2010, was $2,025,128, related primarily to the sale of common stock. Net cash provided by financing activities for the nine months ended September 30, 2009, was $601,838, related primarily to the sale of common stock and proceeds from the issuance of convertible notes.

At December 31, 2009, we had approximately $4.4 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2009 or through the third fiscal quarter of 2010. Our operating loss carry forwards expire starting in 2010 and continuing through 2026.

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

We believe that our cash on hand as of September 30, 2010 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term.  We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

The economic crisis of 2009 resulted in a downturn of spending and a shortage of credit, which severely curtailed our ability to obtain financing in 2009.  As a result, we raised $1.5 million in equity financing in January 2010.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

On September 15, 2010, the Company, as borrower, issued a Line of Credit Promissory Note (the “Note”) to Gregory Omi, a director of the Company, as lender, in the principal sum of up to Three Hundred Fifty Thousand Dollars ($350,000).  The line of credit will be used for the sole purpose of purchasing equipment, software, and other infrastructure-related items to fulfill commitments to SAT Mexico.  The unpaid principal of the line of credit shall bear simple interest at the rate of 1.5% per month or 18% per annum.  The principal balance of the Note shall be due and payable no later than six months after each disbursement.  The Note will be secured by receivables from SAT Mexico.  As of October 31, 2010, the balance of the Note is $0.

Three customers each represented greater than 10% of total revenue for the three months ended September 30, 2010. These customers were: Insurance Auto Auctions (34% of total revenue), Glendale California Police Department (11% of total revenue), and Farnsworth (10% of total revenue).  Insurance Auto Auctions and Farnsworth have been customers since 2005 and are no longer under long-term service contracts. As a result, Insurance Auto Auctions and Farnsworth could terminate their service with the Company without penalty.  No other customers represented greater than 10% of total revenues in the nine months ended September 30, 2010.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Recent Developments

On October 25, 2010, the Company entered into an Operating Level Agreement (the “Agreement”) with Digital Ally and Tecnologia y Diagnosticos Del Norte S.A. de C.V. (“TDN”) pursuant to which the Company agreed to provide a streaming video converter to Digital Ally’s in-vehicle surveillance system, and video hosting and video archiving services to a Federal Government Agency in Mexico. The Company serves as a sub-contractor to TDN pursuant to a separate agreement signed by TDN and the government agency in Mexico. Gross revenues are $280,000 for upfront fees and $142,000 for the streaming video converter, plus monthly fees for remote video hosting, storage, and maintenance for the first phase of the project, and an additional $100,000 for a second shipment of streaming video converters and monthly fees for the second phase of the project for a total of 164 vehicles.  A more detailed description of this Agreement was reported on a Current Report on Form 8-K, filed on October 27, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosures in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of September 30, 2010. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than hiring a full-time Chief Financial Officer on July 22, 2010, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to issuances of equity securities previously reported in Form 8-K, the Company made the following additional issuances of equity securities during the reporting period:

•
On September 14, 2010, the Company issued 50,000 shares of the Company’s restricted common stock to Sysan LP for cash consideration of $50,000.  The proceeds of the sale are being used for working capital and general corporate purposes.

•	On September 29, 2010, the Company issued 17,000 shares of the Company’s common stock to John Boesel III upon the exercise of warrants granted to Mr. Boesel in exchange for placement services.

These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

On September 7, 2010, the Company  held its Annual Meeting of Shareholders (the “Annual Meeting”) at the Company’s offices located at 1201 S. Alma School Rd., Suite 4450, Mesa, Arizona 85210, at 1:00 p.m. Mountain Time.

At the Annual Meeting, the shareholders unanimously elected Mr. David Ly, Mr. James D. Staudohar, Mr. Gregory Omi, and Mr. Joseph Farnsworth to serve as directors for terms expiring on the date of the Company’s 2011 Annual Meeting of Shareholders. In addition, the shareholders ratified the appointment of Farber Hass Hurley LLP as the Company’s independent auditors for the fiscal year ending December 31, 2010.

The following tables show the voting results of the Annual Meeting:

Election of Directors:	For	Withhold
Mr. David Ly	7,925,947	0
Mr. James D. Staudohar	7,925,947	0
Mr. Gregory Omi	7,925,947	0
Mr. Joseph Farnsworth	7,925,947	0

Ratification of Farber Hass Hurley LLP as the
Company’s independent auditor for the fiscal				Broker
year ending December 31, 2010:	For	Against	Abstain	Non-Votes

	7,925,947	0	0	0

On September 15, 2010, the Company, as borrower, issued a Line of Credit Promissory Note (the “Note”) to Gregory Omi, a director of the Company, as lender, in the principal sum of up to Three Hundred Fifty Thousand Dollars ($350,000).  The description of the Note included in Note 5 to the Condensed Consolidated Financial Statements and in the “Liquidity and Capital Resources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/27/2007)
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K filed on 12/15/2008)
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/27/2007)
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to Form S-8 filed on 2/4/2010)
10.1	Channel Partner Program Membership Agreement dated April 1, 2005 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)
10.2	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Form S-4/A2 filed on 8/22/2009)
10.3	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)
10.4	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)
10.5	Customer Agreement dated March 25, 2008 by and between IAAI — North Hollywood and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)
10.6
Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

10.7	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Form 8-K filed on 10/21/2009)
10.8	Consulting Agreement, dated January 4, 2010, by and between Iveda Corporation and IEP Services, Inc. (Incorporated by reference to Form S-8 filed on 2/4/2010)
10.9	Consulting Agreement, dated January 18, 2010, by and between Iveda Corporation and Clemens Titzck (Incorporated by reference to Form S-8 filed on 2/4/2010)
10.10	Subscription Agreement, dated July 26, 2010*
10.11	Line of Credit Promissory Note, dated September 15, 2010*
10.12	Agreement for Service, dated October 20, 2010*
10.13	Consulting Agreement, dated October 25, 2010*
10.14	Operating Level Agreement, dated October 25, 2010*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA CORPORATION
(Registrant)

Date: November 12, 2010	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman

Date: November 12, 2010		/s/ Steven G. Wollach
Steven G. Wollach
Principal Accounting Officer, Chief Financial Officer, Treasurer