Form 10-K
period 2010-12-31
Iveda Solutions, Inc.
filed 2011-03-30
CIK 1397183

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

Commission File No.  000-53285

Iveda Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	98-0611159 (I.R.S. Employer Identification No.)

1201 S. Alma School, Suite 4450 Mesa, Arizona (Address of principal executive offices)	85210 (Zip code)

Registrant’s telephone number, including area code: (480) 307-8700
Securities registered pursuant to Section 12(b) of the Exchange Act – None Securities registered pursuant to Section 12(g) of the Exchange Act – Common Stock - $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $7,788,810 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 23, 2011, 13,664,257 shares of the registrant’s common stock were outstanding.

IVEDA SOLUTIONS, INC.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA).  This statement is included for the express purpose of availing Iveda Corporation of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 16 below that may cause actual results to differ materially.

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

PART I

All references in this Form 10-K to the terms “Iveda Solutions, Inc.,” “Iveda,” “Company,” “we,” “us,” and “our” refer to Iveda Solutions, Inc. and our predecessors, unless the context otherwise requires.

ITEM 1 – BUSINESS

General.

Iveda Solutions, Inc. began operations on January 24, 2005, under the name IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”).  On January 8, 2009, IntelaSight entered into a Merger Agreement with Charmed Homes, Inc., a Nevada corporation (“Charmed”), Charmed Homes Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Charmed (“Charmed Subsidiary”), and certain shareholders pursuant to which the parties would complete a reverse merger transaction whereby Charmed Subsidiary would merge with and into IntelaSight, and IntelaSight would become a wholly-owned subsidiary of Charmed (the “Reverse Merger”).  Prior to the Reverse Merger, on October 12, 2009, Charmed completed a 2:1 reverse stock split.  On October 15, 2009, the Reverse Merger was completed and, as a result of the Reverse Merger, Charmed changed its name to Iveda Corporation.

In connection with the Reverse Merger, Iveda Corporation issued shares of its common stock to holders of common stock of IntelaSight on a one-for-one basis. In addition, options and warrants to purchase common stock of IntelaSight were converted into options and warrants to purchase common stock of Iveda Corporation on a one-for-one basis.  Immediately prior to the Reverse Merger and following Iveda Corporation’s reverse stock split, Iveda Corporation had approximately 845,000 shares of common stock outstanding.  Following the Reverse Merger, Iveda Corporation had 9,881,800 shares of common stock outstanding.  Prior to the Reverse Merger, Charmed was a shell company and did not have any operations.

All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation (the “Merger”).  As part of the Merger, Iveda Corporation changed its name to Iveda Solutions, Inc.  Immediately following the Merger, the Company had 10,285,349 shares of common stock outstanding.  The total number of shares outstanding, on a fully-diluted basis, immediately following the Merger was 12,032,356.  The Company’s principal executive offices are located at 1201 S. Alma School Rd., Suite 4450, Mesa, Arizona 85210.

Business Operations

Overview

Iveda delivers secure, open source and enterprise class managed video surveillance services by leveraging the power of cloud computing.  Iveda utilizes an open-source technology which allows interoperability with existing systems and offers multiple simultaneous access without degradation of video quality and requires no special hardware or software. The Company’s robust enterprise class video hosting architecture, utilizing data centers, allows scalability, flexibility, and centralized video management, access, and storage, without the burden of buying and maintaining software and equipment. Iveda delivers the true essence of video surveillance through cloud computing. From the video hosting platform, the company offers real-time remote video surveillance and in-vehicle mobile video.

Based in Mesa, Arizona, Iveda’s core video surveillance service offers private and public entities what management believes to be a more affordable, reliable, and effective security solution than either security guards or closed circuit on-site monitoring.  Iveda offers a proactive security solution using network cameras, software, and a remote surveillance facility with trained intervention specialists.  Iveda has been providing video hosting and real-time remote video surveillance services since 2005 and currently has clients in the U.S. and Mexico.  Iveda has provided security solutions to 67 customers, with 509  cameras installed, 173 cameras hosted in 26 properties, 57 of which are being monitored as of March 4, 2011.

Historically, Iveda has derived revenues from equipment sales and installation, conversion of analog cameras to digital, and per hour, per camera service fees from video hosting and real-time surveillance. Additional revenues are derived from extended video storage and extended maintenance contracts.  Iveda has grown only through direct sales of equipment/installation and video surveillance services through its direct sales team of three people, plus the CEO.  Iveda is building its reseller distribution channels to transition its business model to sell predominantly through resellers. In the interim the Company will need to continue to rely on its direct sales staff for growth. As the reseller channel matures, Iveda’s channel partners are expected to take over most of its equipment sales and installation functions, and help drive Iveda’s recurring service revenue.

In April 2009, Iveda was approved as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation by the Department of Homeland Security (DHS). The designation gives the Company, its partners and customers certain liability protection. Iveda is the first and currently the only company offering real-time IP video hosting and remote surveillance services with a DHS SAFETY Act designation. Iveda is the first and only provider of IP Video Hosting and Real-Time Surveillance with this designation.

PRODUCTS AND SERVICES

Iveda has multiple revenue streams, including IP video hosting, in-vehicle mobile video streaming, and real-time remote surveillance services using a combination of Internet-enabled cameras, a secure data center, and intervention specialists.

Managed Video Hosting

Iveda utilizes a robust data center that is capable of hosting a massive number of live and recorded video from IP-enabled security cameras. This capability allows Iveda to offer real-time video surveillance, remote simultaneous access, and data archiving services.

Hosting and remote access services are ideal for customers managing multiple locations. The user’s video is transmitted to the data center and distributed to an almost unlimited number of users simultaneously. Live and archived video can be accessed using any Internet-enabled device.

Real-Time Remote Video Surveillance

Iveda provides remote, real-time surveillance of security cameras. Iveda’s remote surveillance facility is operational 24/7 and houses its highly trained intervention specialists who monitor its customer’s properties at any time the customers specify to catch the bad guys in the act of committing a crime. Using sophisticated software, Iveda’s intervention specialists are there as events unfold and they can act accordingly on its customers’ behalf. If a suspicious event is noted by an intervention specialist while monitoring a customer’s cameras, the intervention specialist will assess the situation to determine if it is a normal activity for that property or not.  If it is not a normal activity, the intervention specialist can use Voice Over Internet Protocol (VOIP) to audibly ask the trespasser(s) to leave the property.  Intervention specialists can also call the police and the property manager, depending on whether the situation is an emergency or not.  By watching a customer’s cameras in real-time as events are unfolding, Iveda is able to notify the police more quickly than other companies that wait for an alarm to be triggered or only review tapes after-the-fact.  Iveda is also able to send police a link to real-time video.

This proactive versus after-the-fact security solution monitors facilities live and analyzes and proactively responds to situations in real time. No waiting for alarms to be triggered. Human intervention behind the technology is a key component and is combined with Iveda’s DSR (Daily Surveillance Report), a proprietary reporting system that provides customers a detailed daily report of events. Real-time video surveillance provides live visual verification, eliminating costly false alarms and escalating police response priorities.

Traditional security services are classified into two types: 1) electronic or non-human; and 2) security guard-based, comprised of humans patrolling a site and human surveillance via closed-circuit television (CCTV).  While the former is generally considered to be affordable to the greater market, the latter still remains rather expensive.  Several factors and market dynamics have contributed to demand for Iveda’s products and services, including:

•	The recent wide-spread availability of high-bandwidth Internet connections (known as IP-based networks);

•	Drastic reductions in digital camera component costs; and

•	The introduction of innovative “smart scanning” software.

As a result of these dynamics, management believes that Iveda is able to offer a superior combination of human video surveillance and electronic security systems at a lower price than other currently available human-based security services.

Benefits:

•
Proactive versus after-the-fact – With humans behind the cameras assessing situations in real-time, they can call the police when necessary to prevent a crime. Recorded video footage only helps to investigate after a crime has already been committed.

•	Daily Monitoring Report – Every morning, customers get an activity report in their email box, consisting of time-stamped video footage and a detailed description of events from the previous night.

•	Cost Savings – Savings of up to 75% are possible compared to traditional guard services.

•	Secure Data – Iveda utilizes a third party, highly secure datacenter to process, store, and protect its customers’ video footage.

•
Live Visual Verification – Several cities nationwide have adopted ordinances that impose a substantial fine for every false alarm. An alarm system may be declared a nuisance for excessive false alarms. Live video verification can reduce or even eliminate false alarms. With live video verification, police departments of some cities escalate response priority, depending on the seriousness of the event.

•	Redundancy – Video data are stored in Iveda’s datacenter, remote monitoring facility, and its customers’ facilities.

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

In Vehicle Mobile Video

With Iveda’s in-vehicle mobile video surveillance products and services, customers are enabled for real-time situational assessment of field activities.  This untethered surveillance solution utilizes Wide-area data services such as cellular, mesh wireless, and Wi-Fi. Centralized video management of an entire mobile fleet includes high quality real-time streaming video and instant review of footage remotely, thus no need to have a recording device onboard.

Express Surveillance System

The Express Surveillance System (ESS) is a self-contained wireless surveillance unit, equipped with an integrated cellular router for an “always on” Internet connection. The camera is shipped pre-configured and ready for deployment on leading broadband cellular networks. All that is needed is a cellular data card and power.

The ESS is portable and remotely accessible, thus well suited for applications that require temporary high-quality video surveillance, such as special events, stake outs, and construction sites. The unit is bundled with video hosting service for a complete plug-and-play system, ideal for remote surveillance, where a typical ISP (Internet Service Provider) is not available and a local server or DVR is not practical. ESS enables fast and easy video surveillance deployment.

IvedaXpress

IvedaXpress is a simple surveillance solution for home, office, or small business. It provides an inexpensive and easy to install enterprise-level camera management solution. While DVRs require hours of network setup and upkeep for an experienced IT professional, IvedaXpress is virtually effortless to set up. No software to install, no recording device to set up, and no configuration required. It’s a truly plug and play video surveillance solution.

Equipment Installation and System Integration

Iveda is a turnkey integrator, with expertise in full deployment of new IP-based video surveillance systems or converting existing analog or CCTV systems.  Iveda designs, recommends, sells, and installs camera systems to enable video hosting and real-time surveillance services.

TECHNOLOGY ARCHITECTURE

Iveda’s infrastructure utilizes the power of cloud computing. Cloud computing refers to applications running on a remote server instead of on a local computer, and the user accesses it via the Internet, much the way online banking is accomplished. Using a web browser, you log on to the bank website to access your account and all the computations or data manipulations are done at the server level.

Iveda has applied the same principle to create an IP video hosting platform, which paved the way for other service offerings such as real-time surveillance services and in-vehicle mobile streaming video. By consolidating computing power into a single location at the server level, Iveda creates efficiencies due to economies of scale, and offers more features and flexibility than ever before offered.

Using cloud computing is a better way to consolidate surveillance video, especially if it is coming from disparate geographic locations or facilities. Instead of running multiple video recording devices (DVR) and software (NVR), the video is centrally hosted at a data center and the user accesses it using a Web browser. This is sometimes referred to as Managed Video as a Service (MVaaS), or Video Surveillance as a Service (VSaaS). When surveillance video is in the cloud, the user logs in through any Internet-accessible device, wherever the user may be. The user does not need to install proprietary software or worry about safety of recorded video. Everything is hosted and recorded remotely and can be accessed 24/7 using a web browser.

Getting surveillance video into the cloud can be set up almost immediately in many cases. Plus, upgrades and patches can be achieved remotely for immediate access to enhanced security, features and performance over time.

Access to multiple properties or locations anywhere around the world has never been easier. When surveillance video is in the cloud, the user has full access to it from anywhere with an Internet connection. Also a huge advantage of bringing surveillance video into the cloud is that you never have to worry about bandwidth when multiple users want to access video simultaneously.

Video surveillance into the cloud reduces capital expenditure.  It is all rolled into a predictable monthly subscription fee; the user pays for the actual usage.

Features:

•	Internet Access - Allows customers 24/7 secure, remote access to video.

•	Data Center - Iveda utilizes data centers equipped with emergency power and redundant bandwidth.

•	VOIP - Iveda can utilize voice-over-IP to allow a 1-way or 2-way communication between its intervention specialists and suspicious individuals on its customers’ properties.

•	Camera Manufacturer Agnostic - Iveda can monitor security cameras from the majority of manufacturers, whether analog (CCTV) or digital.

•	Carrier/ISP Neutral - Iveda can work with customers’ current Internet providers as long as minimum bandwidth requirements are met.

Network Camera IP-Based Technology.  Network camera IP-based technology is the soul of Iveda’s security solution. The cameras Iveda utilizes are not typical Web cams or CCTV. They are all mini computers with enabled Web servers.  Each camera has the capability of becoming its own Web site on the Internet, which allows Iveda’s intervention specialists to log into each camera and control the cameras’ operation. When combined with “PTZ” (pan, tilt, zoom) cameras, the intervention specialist can make the camera pan, tilt, zoom or rotate as needed remotely. Clients can also log into each camera through Iveda’s web access tool, and can view the images real-time, 24/7.  The software that powers the camera technology is open source, which allows Iveda to develop unique applications in the future to service a wide variety of industries and clients.

Security.  Iveda anticipates its customers’ video networks, which will include a variety of public sector security applications, will be high-value targets for criminals.  As a result, Iveda’s network security standards must be and are very high, meeting standards used by banks in providing online banking services.  Iveda utilizes Netscreen, which provides a secured infrastructure, including virtual private networks, firewalls, and security network appliances.  Iveda plans to continue to develop and improve its network security protocol as it rolls out new applications of its services. Of course, any network security measure can fail, and any security breach could result in significant liability for Iveda.

Remote Surveillance Center.   Iveda’s 24-hour remote surveillance facility is the nerve center of its unique IP-enabled services. It is connected to the data center through a massive pipe of redundant point-to-point broadband bandwidth, which allows streaming video, enabling real-time video surveillance. Iveda has been monitoring cameras since 2005 and has proven the effectiveness, robustness, and reliability of its service.  Some of the operational features of the facility include:

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

• Regular updated site details

• Specially-trained intervention specialists

• Direct visual link can be sent via email to police instantly

• Can receive alerts from other broadband connections

Below is a diagram of how the Iveda system works.

Order Fulfillment

Iveda’s relationship with its customers begins with an initial consultation to determine the potential customers’ needs and is followed by an equipment and service proposal. Iveda’s customers then sign contracts with Iveda that allow Iveda to provide ongoing video hosting, remote surveillance, and maintenance services after the installation of a video surveillance system. Iveda’s services are generally covered by annual contracts with automatic renewal provisions, providing a source of recurring monthly revenue. Customers may also purchase an extended service protection plan, which covers the costs of normal repairs of the security system, normally billed on annual or semi-annual basis. Sales orders are filled on three fronts: 1) equipment; 2) installation; and 3) services.

Equipment. Two large, stable distributors of specialized IP-based camera equipment are presently supplying all of Iveda’s camera and software requirements. Anixter and Scansource are international distributors, carrying a considerable quantity of equipment inventory with a typical lead time of 1 to 2 weeks. Wynit, CSC, and Dotworkz are smaller distributors that also supplies camera and software.  Network computer equipment is sourced through Dell and other distributors.

Installation.  In addition to Iveda’s own field installers for video surveillance systems, Iveda has partnered with electrical contractors in Arizona and California to supply electrical installation, cabling, and professional mounting services.  As Iveda grows its reseller distribution channels, both equipment and installation fulfillment will be borne increasingly by the resellers.  Iveda will likely continue to provide sales and installation to specific industries, for specific applications or to large accounts to which it deems necessary or particularly profitable to do so.

Services.  Information services, video access services, customer service, customer support, and live camera monitoring are all provided by Iveda’s employees.

Pricing Strategy

Iveda’s remote surveillance solution provides a less expensive alternative to live human security guards and CCTV.  Iveda can affordably upgrade a standard CCTV system to an Internet-based surveillance system, through digital conversion.  As a result of all of these factors, Iveda has removed several cost barriers for its customers, including:

•	Reduced false alarm costs that are historically high for alarm-based security solutions.

•	No costly Virtual Private Network (VPN) required to link multiple cameras.

•	Integrating the customer’s existing cameras into its solution, reducing the high cost of purchasing and installing new cameras.

Iveda has developed a pricing model for its products and services that will allow its resellers an attractive profit margin from residual revenues while allowing Iveda to garner around a 60% profit margin.

Equipment Sales and Installation.  Iveda has historically realized a gross margin of 15% to 40% on equipment sales. Iveda does not manufacture any of the components used in its video surveillance services business. Due to the general availability of the components, Iveda is able to obtain the components of its systems from a number of different sources and to supply its customers with the latest technology generally available in the industry. Iveda is not dependent on any single source for its supplies and components and has not experienced any material shortages in the past. Typically, the Company does not maintain inventory of equipment.

Iveda charges labor for installation from $75 to $150 per hour plus travel expenses if Iveda is directly installing products and not using a reseller.  Iveda also utilizes the services of electrical contractors to assist in the physical camera installation. Their fees are passed on to the customer at cost.

Web Hosting and Remote Surveillance.  Upon full utilization of the current infrastructure, Iveda has implemented a pricing structure for Web hosting and real-time surveillance at approximately a 60% gross margin. Gross margin may improve with software enhancements to enable intervention specialists to monitor more cameras at the same time, and when the cost of bandwidth drops with increased usage. Iveda compensates intervention specialists well and has historically attracted and retain high-quality and loyal employees, thus reducing the cost of turnover and training.

Video Data Storage.  One day of video storage is provided free of charge with hosting service and seven days with real-time surveillance. The customer pays a minimal fee for each additional day of storage.

Maintenance Agreement.  In the past, Iveda charged an additional 25% to 48% of the total equipment cost for an optional maintenance contract, payable upfront. Iveda’s maintenance agreement would cover what is not covered by the camera manufacturer’s 3-year warranty.  Government customers typically request this contract. A recent new customer in Mexico has agreed to sign up for this service, along with video hosting, and extended video storage.

Government Contracts

Iveda plans to seek government contracts for its products and services.  These contracts are typically awarded through a competitive bid process. Iveda intends to grow its business in part by obtaining new government contracts through the competitive bidding process.

Certain agencies may also permit negotiated contracting. Contracts awarded through a competitive bidding process generally have lower profit margins than negotiated contracts because in a competitive bidding process bidders compete predominantly on price. The Federal government is the largest procurer of products and services in the world, and the Federal contract market may provide significant business opportunities for Iveda.

Private Sector Contracts

Private sector contracts can be awarded through either a competitive bidding process or a negotiating process. Unlike government contracts, the terms of private sector contracts can vary based on individual client situations. Price is not the only key element in winning contracts with this market segment. Other elements such as service quality, responsiveness and various peripheral services come into consideration. Iveda believes that the private sector represents the company’s largest growth potential. Private sector customers generally privately negotiate contracts for such services, resulting in contracts with higher profit margins because price is not always the primary basis for competition.

Sales and Marketing

Iveda’s customers in 2010 included multi-location auto auction lots, police departments, data centers, storage facilities, home owners associations, gated communities, schools, food processing plants, and public pools and parks. In 2010, major customers and their approximate percentages of revenue were as follows:

•	Technologia y Diagnosticos – 30%

•	Insurance Auto Auction (5 locations) – 19%

There are a large number of industries that could potentially benefit from Iveda’s video hosting, in-vehicle mobile video, and real-time surveillance services. As Iveda grows and increases public awareness of its services, it believes that it will acquire customers from a wide variety of industries.

Below is a sample list of Iveda’s customers for either equipment sales/integration and/or video surveillance services:

• American Security & Investigations
• Banning CA Police
• Calexico Police, CA
• City of El Mirage
• City of Glendale, CA
• City of Mesa
• Farnsworth Realty
• Glendale Police, CA
• Green Valley Agriculture and Turf
• Helix Properties
• i/o Data Center
• Leisure World
• Low Mountain Construction
• MARC Center
• Mexican Government
• Pacific Coast Producers
• Sun Eagle Corporation
• Sunland Storage
• Sunol Golf Course
• United Road Towing
• Watermark Community

Market Segmentation

Iveda views the following markets as its primary target markets:

•	Companies who wish to save on traditional security services, while maintaining live surveillance of their properties.

•	Customers who wish to integrate or Iveda-enable an existing video surveillance system for hosted video and remote surveillance.

•	Real-time, in-vehicle streaming video accessibility for operational efficiency for transportation management and traffic safety.

•	Educational institutions that want to integrate surveillance systems in their facilities.

•	Security and remote surveillance of school playground areas, corridors, halls and classrooms.

•	Municipalities for Safe City projects.

Business Strategy

Subject to receipt of sufficient funding, Iveda plans to do the following:

•	Marketing:

o	Conduct regional marketing campaigns in Iveda’s existing markets, while strategically launching in other key markets.

o	Expand online marketing and non-traditional viral marketing .

o	Participate in vertical tradeshows, direct marketing, collateral.

o	Implement and manage PR and marketing campaigns.

o	Work with research firms on independent case studies, industry research, and white papers.

o	Enhance search engine optimization (SEO) of the Company’s websites.

•	Reseller Sales:

o
Provide assistance to its growing reseller channel distribution to utilize resellers’ camera installed base and thereby seek to increase Iveda’s video surveillance subscribers.  See “Business – Sales and Marketing” for further details on the reseller program.

o	Provide co-op marketing funds.

•	Direct Sales:

o	Fund demo units for product seeding for proof of concept of Iveda’s services in vital sales opportunities, specifically in law enforcement, public safety, and other industries.

o	Train and mobilize recently hired sales staff.

o	Fund road shows for live customer demos.

o	Fund a consulting budget for industry/customer specific enterprise account opportunities and sales process support.

o	Generate sufficient cash reserves to fund ongoing operations for at least 12 months.

•	Infrastructure/Security/Operations/R&D:

o	Further develop Cerebro, Iveda’s proprietary centralized security reporting system.

o	Fund in-house development of software for Iveda’s backend that may be patentable.

o	Fund backend equipment/hardware and software to demonstrate Iveda’s system capabilities to prospective enterprise clients (white label demos).

o
Qualify Iveda on safety and cyber security compliance requirements for government standards and expectations as well as fulfill customer commitment to be as secure as possible to garner customer trust and loyalty.

o	Update and install necessary physical security and access control systems for Iveda’s offices and operational environments to protect from potential external vandals and security threats.

o	Provide a test lab environment which includes dedicated equipment and resources for further customer application testing, development and enhancements as well as new product and/or system evaluation.

•	International Business Development:

o	Enter into revenue generation business alliances with overseas companies.

o	Fund customer demo meetings and presentations abroad.

o	Explore merger and acquisition opportunities with companies with products and services that are complementary to those offered by the Company.

•	Mergers and Acquisition

o	Complete acquisition of MEGAsys Taiwan and gain access to Asian markets.

o	Identify similar companies in other Asian countries for a broader Asian market reach.

o	Leverage these companies’ manufacturing and software expertise

Marketing Strategy

Over the years, Iveda has not sustained ongoing public relations and marketing campaigns due to limited resources. Limited marketing activities have not generated considerable amount of leads for sales. Marketing budget was not sufficient to launch an early-adapter product into the marketplace.

The Company utilized a local public relations and advertising agency with average success for about six months in 2009, and the Company was not able to sustain campaign momentum. In 2010, all public relations and marketing activities were managed internally with much better success relative to dollars spent.  Our marketing department is continuously trying creative ways to generate leads with little or no cost. With proper funding, Iveda’s marketing strategy will shift from traditional media to online and viral marketing.

Website

Iveda’s marketing campaign starts with its website. The company has laid the groundwork for this strategy by investing a lot of search engine optimization (SEO) development time on the company’s website. As a result, the company’s search ranking on Google and other search engines on certain key words have dramatically climbed to top 5 search results.  With no marketing budget, majority of sales leads come from random searches of people looking for video hosting, cloud-based surveillance, in-vehicle surveillance, or real-time remote surveillance solutions.

Iveda recently launched a new website for its consumer/small business market segment, with worldwide online ordering capabilities. The company is also launching its main website for its enterprise-class product offering to emphasize cloud-based surveillance and to clarify and simplify messaging.

Online Marketing

For 2011, the Company will invest 49% of its marketing budget on online marketing compared to 15% in 2010. Instead of more traditional print advertising, Iveda will beef up its online banner advertising on security technology websites and vertical market websites with application-specific messaging.

According to a recent study by Performics and ROI Research, 75% of shoppers use search engines to research products and services.  Iveda is allocating a significant amount of its online marketing budget on Yahoo and Google Adwords pay-per-click campaign.

With the proliferation of social media as a new marketing vehicle, Iveda has established Facebook, Twitter, and Linkedin presence. These sites will generate online buzz about the Company, which will increase the Company’s followers, and website traffic. The Company anticipates these activities to fuel lead generation and increase brand awareness.  Iveda will also explore webinars which has started to become a popular sales and marketing vehicle to promote products and services.

The Company is also exploring other creative, non-traditional, online marketing by partnering with online discount promoters such as livingsocial.com and groupon.com. This is a pay-for-performance marketing medium ideal for promoting the company’s IvedaXpress consumer product.

Public Relations

First, Iveda needs to establish a known presence within the security industry, with key security industry analysts and influencers being briefed on Iveda and its unique security solution.  Iveda continues to generate media interest whenever it sends out a press release. The Company is now internally managing its PR efforts, including proactively pitching Iveda products and services, working with partners for joint articles and case studies on trade magazines, and lining up media interviews for the Company’s CEO. The Company’s internal PR efforts have proved to be more effective than utilizing a PR agency.  The company’s press room section of its website contains articles, interviews, and other media coverage, which demonstrates the success of its PR efforts.

The Company will continue its internal PR activities, including following editorial calendars of various trade and vertical publications, seek speaking engagements for the CEO to reach specific captive audience at a tradeshow or event, and write articles relevant to the company’s interests.

Tradeshows

Iveda will allocate about 29% of its marketing budget in tradeshow participation. Tradeshows are still very effective in generating hundreds of leads during a 2 or 3-day event, amongst a captive audience who are influencers or decision makers.

Iveda’s primary goal for exhibiting at tradeshows is to generate leads for sales and build brand in the process. Therefore, Iveda plans to attend vertical tradeshows, where the company’s services may be of high interest to both exhibitors and attendees (e.g., law enforcement, government, self-storage, hospitality). These will be local and regional tradeshows, plus maybe one big national tradeshow that is end-user centric, not security technology show.

With additional marketing budget, Iveda will participate in national security technology shows, where attendees are a mix of security integrators, industry insiders, trade media, and end-users. These shows are ideal for brand building and recruiting resellers. Until then, recruiting resellers will be through direct efforts of the vice president of channel sales.

In addition, Iveda plans to attend major industry functions and pursue various key speaking opportunities to further spread the cost savings and customer convenience of the services provided by Iveda.

Co-op Marketing with Resellers

As the reseller distribution channel matures, Iveda’s marketing strategy is expected to be increasingly concentrated on co-op programs, public relations, and branding instead of lead generation for its direct sales force. This strategy will mobilize resellers and utilize their existing installation base.  Iveda is prepared to launch its 2011 PR and marketing campaign upon raising of new capital.

Sales Strategy

In the last year, Iveda’s activities were geared toward building its global strategy, starting with its acquisition of MEGAsys Taiwan, a security system integrator, which is awaiting approval from the Taiwanese government. The Company is also seeking to hire a senior vice president of global sales reporting directly to the CEO, who currently heads and oversees the sales department. The director of sales was recently promoted to vice president of channel sales to concentrate on growing the company’s reseller distribution channel. He will be reporting to the senior vice president of sales once hired.

Historically, Iveda generated sales through its direct sales force. It has a reseller distribution channel program which has not matured. While Iveda will continue to sell directly to end-users as opportunities arise, Iveda is actively soliciting resellers to sell its video hosting and remote surveillance services.  Iveda believes that leveraging resellers’ existing customer base, many of which already have cameras installed, will prove a more effective strategy to grow the number of cameras the company hosts and monitors.  However, Iveda plans to continue to sell and install equipment to end-users while its reseller distribution matures and generates significant revenue. As Iveda signs resellers whose core businesses include equipment sales and camera installation, it hopes to be able to slowly divest itself from equipment sales and installation and concentrate on generating recurring revenue streams through video hosting, real-time remote surveillance, and other services.  While this represents its overall business strategy, Iveda plans to retain its competency and oversight in these areas in order to train new resellers and to potentially retain certain equipment sales and installation contracts where it is beneficial to do so.

Reseller Distribution Channel.  Iveda has developed a reseller distribution channel which management believes will expedite securing a larger percentage of the market by leveraging its channel partners’ customer base. This is also a potentially faster way to make Iveda a national provider of video surveillance services compared to relying solely on internal sales efforts. Integrators, whose main business is to install security cameras, will be primarily solicited as resellers.

The Iveda Reseller Program is designed to build a community of dedicated Iveda partners to help realize its vision, while providing them with additional revenue streams and boosting their competitive edge by offering a security solution that makes sense.  Iveda believes that the active partnerships between Iveda and its resellers will assist them in capturing market share before competitors are able to move into the market. The reseller retains all the revenues for equipment and installation and receives 10% to 25% discount off of MSRP for reselling Iveda’s services.  The reseller may decide to attain an even higher margin by charging its customers above MSRP.

Resellers are responsible for any issues regarding equipment they installed, including but not limited to: equipment maintenance, replacement, and training. Iveda will only be responsible for video surveillance service issues. It is the reseller’s responsibility to make sure that their installation is working properly to enable Iveda’s video surveillance services.

As this channel matures, direct sales activities will be minimized to large in-house accounts to avoid conflicts between Iveda’s direct sales force and resellers.

Reseller Benefits:

•	Derive monthly recurring revenue stream from offering a complimentary service for their line of security products, without having to build network infrastructure for video surveillance services.
•
Camera deployments are normally a one-time sell, until it is time for a replacement. With Iveda, installers can offer a new service to their installed base to generate additional revenue from existing customers.

•	Leverage Iveda’s SAFETY Act Designation
•	Boost Competitive Edge & Value Proposition
•	Expand Technology Offerings & Integration Services

Although Iveda has signed nineteen resellers and six independent sales agents as of April 1, 2010, only three resellers and one agent are actively selling Iveda’s services.  Iveda focused on direct sales as its limited resources did not provide it with sufficient capital to train and mobilize the resellers.  One of the resellers was instrumental in the company’s acquisition of its first international customer and the biggest account, which is a government agency in Mexico. In 2010, Iveda generated approximately $324,646 from reseller sales.

Iveda was able to formalize and begin to complete training, created training materials, and can now manage its resellers and provide sales meeting assistance, especially during the early stages.

Pending Law Enforcement and Government Contracts

In 2010, Iveda sold approximately $51,000 in products and services to a major city in California. This is part of the city’s Safe City project, pending bid process for additional equipment and services. There are no guarantees that Iveda will win the second phase of the project, but Iveda is well positioned to win it since it won the first phase and the city has been a customer of Iveda since 2006. Iveda also began deployment of an international government agency in November 2010. Landing these accounts has already opened doors for Iveda with other law enforcement agencies to implement Iveda’s services.  Iveda is in active negotiations with a number of police departments and government entities in the US, Mexico, and Africa. Law enforcement and Iveda are actively discussing private business / public sector cooperation to enhance public safety and help the police become more efficient.  Iveda has already earned “preferred vendor” status from its existing police department customer as well as from the United States Department of Homeland Security (DHS).

In April 2009, Iveda was granted a Certificate of SAFETY Act Designation by the Department of Homeland Security. The SAFETY Act creates a system of “litigation management” for both Iveda and its customers by imposing important liability limitations for “claims arising out of, relating to, or resulting from an act of terrorism” where Iveda products and services have been deployed. This benefit covers all new customers and current customers dating back to January 1, 2005. Certification is required for Iveda to be able to seek certain government contracts.

Other Information

Proprietary Rights.  Iveda regards certain aspects of its internal operations, products and documentation as proprietary, and relies and plans to rely on a combination of patent, copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect our proprietary information.  Some of the Company’s existing and future proprietary information may not be patentable.  We cannot guarantee that our protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our system.

Nonetheless, the Company intends to vigorously defend its proprietary technologies, trademarks, and trade secrets.  The Company has generally and will in the future require existing and future members of management, employees and consultants to sign non-disclosure and invention assignment agreements for work performed on the Company’s behalf.

We also intend to secure appropriate national and international trademark and copyright protections with the intention of prosecuting any infringements, although we have not historically sought any patent protection, but have solely relied on trade secrets, software security measures and nondisclosure agreements. Iveda has trademark registrations for “Iveda Solutions,” “Iveda,” and the Company’s logo from the U.S. Patent and Trademark Office.

Iveda has developed Cerebro, a proprietary software product used internally by Iveda.  Cerebro allows Iveda to manage and track all aspects of its remote monitoring service and generate reports on such items as daily monitoring, reported events, property and contact data, major incident tracking, intervention specialist performance tracking and service performance statistics.  It also allows employees to participate in internal message board communications.  Iveda has historically relied on trade secret protection for Cerebro, but management may consider applying for patent or copyright protection for this database or related processes in the future.

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

Government Regulation.  Various states within the United States require companies performing low voltage equipment installation to be licensed.  Iveda maintains active licenses in Arizona and California and intends to seek licenses in other states as required. However, Iveda contracts third part electricians or resellers with required licenses to install equipment in these states. Some states and local municipalities may also require companies that provide turnkey electronic security systems for commercial facilities to obtain and maintain special security licenses.

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
Employees.  As of the date of this report, Iveda has 23 full-time employees and 5 part-time employees. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel.  From time to time, the Company employs independent consultants or contractors to support its development, marketing, sales and support and administrative needs.  The Company’s employees are not represented by any collective bargaining unit.

Part of our business is labor intensive and, as a result, is affected by the availability of qualified personnel and the cost of labor. Although the security services industry is generally characterized by high turnover, we believe our experience compares favorably with that of the industry. We have not experienced any material difficulty in employing suitable numbers of qualified personnel, and employee turnover is low.

We believe that the quality of our intervention specialists is essential to our ability to offer effective and reliable real-time remote surveillance service, and we believe diligence in their selection and training produces the level of performance required to maintain customer satisfaction and internal growth. Our policy requires that all selected applicants for an intervention position with us undergo a detailed pre-employment interview and a background investigation covering such areas as employment and education. We also run a thorough criminal background check, conducted by a third party. Personnel are selected based upon maturity, experience, personality, stability and reliability. We treat all employees and applicants for employment without unlawful discrimination as to race, creed, color, national origin, sex, age, disability, marital status or sexual orientation in all employment-related decisions.

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

Insurance. We maintain insurance, including comprehensive general liability coverage, key man, and directors’ and officers’ coverage in amounts and with types of coverage that management believes to be customary in our industry. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with applicable state workers’ compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

Competition.

Real-Time Surveillance Service

Iveda is not an alarm central station company.  We are a 100% IP network infrastructure, utilizing world-class data centers. Management believes that Iveda is the only company providing enterprise-class real-time remote video surveillance in the United States as of the date of this report. Integrators and central monitoring companies, the Company’s closest competitors, provide monitoring services based on electronic alarm triggers which generate a response time of often 6-10 minutes or more.  Iveda’s niche in the security industry is its real-time video surveillance service. Our IP infrastructure includes massive bandwidth pipe between our remote surveillance facility and data center to allow live streaming video of our customers’ cameras for our intervention specialists to watch and assess in real time.

Management believes the Company’s surveillance facility provides a unique competitive advantage, as it is capable of performing real-time video surveillance for customers without the need of an electronic alarm that prompts an alarm company to log into a specific camera to view the potential breach.  Iveda believes that it is the only company offering this type of proactive video surveillance with a secure and redundant infrastructure.  Its unique integration of existing technologies allows the Company to offer what is believed to be an unprecedented real-time remote surveillance service.

Iveda’s competitors can be categorized into two groups:  (i) those that offer the services and technology that Iveda offers; and (ii) those that are working towards offering the services and technology that Iveda offers.  Iveda differentiates between the two by using the following litmus test:

1.	Does the company offer IP-based cameras, recording, and views and management via the Web?

2.	Does the company install and maintain the equipment?

3.	Does the company offer live video surveillance and response without event or alarm triggers?

Question three is very important. The majority of monitoring companies surveyed will not look at the camera monitor unless there has been an alarm triggered.  This is a reactionary form of security rather than a proactive form of security.  Iveda uses specialized software analytics to aid intervention specialists in effectively monitoring customer properties. The result is a proactive video surveillance service that can prevent a crime before it happens. This technology is reliable and offers configurable view-zones, programmable movement direction, and even pattern-recognition to a particular user. The Company also developed an in-house database management system that allows interventions specialists to record every event. This system generates a Daily Surveillance Report (DSR), emailed to the customer at the end of the surveillance shift.

Direct Competitors

The market has been responsive to Iveda’s service offering because no other established company is offering a similar package of services at this time. Established security companies are missing either number 1 or 3 above. Therefore, based on Iveda’s internal research and in management’s opinion, the Company has no direct competitors at this time.   Iveda defines “direct competitors” as companies offering real-time video surveillance services.  Management’s research to reach this conclusion included reviews of industry magazines and trade associations and interviews with key companies offering monitoring services.  However, management believes it will not take others long to begin offering services similar to those now offered by Iveda.

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

Viewpoint.  Viewpoint is an alarm central station company and does not utilize a pure IP video surveillance infrastructure. Its proprietary system relies on onsite triggers and independent DVR/NVR box systems to manage video, is more expensive than other companies, and does not use off-site video hosting as efficiently as Iveda, in management’s opinion. Customers face high initial system deployment costs because of the required physical triggers and sensors for alerts and customer site data storage. Its reliance on alarm and access control integration for video services, and its lack of being camera agnostic gives Iveda the opportunity to capitalize on Viewpoint’s limitations.

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

Iveda’s system is adaptable and scalable to any market because its networked video system can be expanded by simply adding capacity, with no need to build expensive infrastructure for future expansion. The system also allows easy upgrades of existing analog systems to a digital system. The technology is self-reliant and does not require customers to alert Iveda prior to receiving any assistance. Iveda’s intervention specialists can continuously monitor a customer location and can help prevent and warn of any potential incident rather than just respond after the fact. Iveda’s solution is practical because its system can isolate certain areas with heavy customer traffic conducting normal business; thus avoiding unnecessary camera views brought into the foreground on the monitor’s screen caused by movement.

In addition, Iveda not only warns via live remote audio transmission, but also is able to dispatch the customer’s security team or the police to abate any suspicious activity at a customer location.

Video Hosting Service

Iveda offers cloud-based enterprise-class and consumer-class video hosting service. Iveda has clear competition when it comes to its consumer-class video hosting service. Some of the companies in this space are:

•	Securei

•	MyCamServer

•	Byremote

•	Envysion

•	Icontrol

•	IVR Controls

Consumer-class video hosting normally provides proprietary camera and software. Typically, only one streaming video access is allowed at one time. This kind of solution is not robust enough for commercial or enterprise-level video hosting solution.

Although Iveda has a consumer-grade service offering called IvedaXpress, the Company’s enterprise-class video hosting platform is what makes them superior to competitors. Iveda allows centralized management of cameras located anywhere in the world, regardless of camera type. Its open-source IP infrastructure, utilizing world-class data centers, allows hosting of unlimited number of cameras, allowing multiple, simultaneous access by users from all over.  All the user requires is a web browser on any Internet-accessible device.  Iveda can also centrally host and manage mobile video streams from cop cars, delivery trucks, and school buses. Access to remote video recording and extended storage can also be accomplished through a web browser.

Iveda’s enterprise video hosting and surveillance solution reduces capital expenditure for companies. No servers or software to install and no IT personnel to maintain the infrastructure. All it takes are security cameras and Internet connection.

To the Company’s knowledge, there is no other company offering this type of service.

Available Information

The Company electronically files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (the “SEC”).  These reports can be obtained by accessing the SEC’s website at www.sec.gov.  The public can also obtain copies by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.  The Company has a website located at www.ivedasolutions.com.  Information contained on the Company’s website is not a part of this report.

ITEM 1A – RISK FACTORS

Risk Factors Involving Our Business

Iveda’s Financial Statements Contain A Going Concern Opinion.

Iveda’s financial statements included with this report were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the audit report on the financial statements for the year ended December 31, 2010 in this report, and note 1 to those financial statements).  Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved.

Iveda Is An Emerging Growth Company.

Iveda began operations in 2005.  While Iveda has monthly revenues, there is limited historical, operating or financial information about Iveda to evaluate Iveda’s performance.  As of March 23, 2011, Iveda had approximately $260,000 cash on hand.  At Iveda’s current estimated burn rate of $155,500 per month, Iveda has sufficient capital to continue its operations for at least the one to two months assuming costs do not significantly increase and it does not expand its operations.  However, Iveda intends to continue to seek to raise capital predominantly to expand its sales and marketing capabilities and hire additional employees to meet the demand for its services. If Iveda does not raise sufficient capital, of which there can be no assurance, it will have a significant impact on the ability of Iveda to expand operations.  There can be no assurance that Iveda can be operated profitably or, if profitability is achieved, that it can be sustained.

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

Iveda Depends On Certain Key Personnel.

Iveda’s future success will be dependent on the efforts of key management personnel, particularly David Ly, Iveda’s President and CEO, Luz Berg, Iveda’s COO and CMO, Steve Wollach, Iveda’s CFO, and Ray Palomaa, Iveda’s Vice President of Channel Sales, each of whom is employed at will by Iveda.  Mr. Ly’s relationships within Iveda’s industry are vital to Iveda’s continued operations, and if Mr. Ly was no longer actively involved with Iveda, Iveda would likely be unable to continue its operations.  Iveda has obtained key man insurance on Mr. Ly in the amount of $1 million.  The loss of one or more of Iveda’s other key employees could also have a material adverse effect on Iveda’s business, results of operations and financial condition.

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

Management has implemented strategies to handle projected growth, including acquiring an option on additional leased space within Iveda’s existing building.  Iveda’s existing leased space can accommodate up to 15 monitoring stations, with four employees required to monitor each station around the clock.  Iveda may also seek to relocate its existing data centers, located in Phoenix and Scottsdale, Arizona, to a less expensive facility with comparable features. Iveda’s ability to manage its rapid growth effectively will require Iveda to continue to improve its operations, to improve its financial and management information systems and to train, motivate and manage its employees.

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

Demand For Iveda’s Security And Surveillance Products And Services May Be Lower Than Iveda Anticipates.

Iveda has limited resources to undertake extensive marketing activities, although Luz Berg, Iveda’s COO and CMO, has significant marketing experience from her past positions at mid-cap public companies.  Luz Berg will manage Iveda’s future marketing efforts.  In 2008, Iveda hired Ray Palomaa, who has significant experience in the high-technology security industry, as Iveda’s Director of Sales.  Mr. Palomaa was recently promoted to Vice President of Channel Sales. Mr. Palomaa is managing a small sales team to develop Iveda’s reseller distribution channel. His addition to Iveda’s team allowed Iveda to tap into the industry contacts he was able to build over his years of experience.  Through his efforts to reach out to leading security companies (including Axis Communications, Dotworkz, Milestone, and Pivot3), Iveda has increased its recognition and credibility in the industry.

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

Iveda is seeking to hire a Senior Vice President of Global Sales. Iveda plans to target the sale of its security and surveillance products and services to the following primary customer groups: commercial entities, educational facilities, golf courses, gated residential communities, automotive lot, small unattended businesses, construction sites, municipalities, government, and law enforcement. Iveda has based its strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect.

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

Future Loan Agreements With Lenders May Hinder Iveda’s Ability To Operate The Business By Imposing Restrictive Loan Covenants.

Iveda will likely need to incur debt to implement its business plan, and plans to continue to obtain lease financing for certain equipment acquisitions.  Any debt load necessary to implement Iveda’s business plan could result in substantial debt service requirements. These future debt load and service requirements could have important consequences which could hinder Iveda’s ability to operate, including Iveda’s ability to:

·	Incur additional indebtedness;

·	Make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;

·	Make distributions to shareholders, or redeem or repurchase Iveda’s shares;

·	Make certain types of investments;

·	Create liens on Iveda’s assets;

·	Utilize the proceeds of asset sales; and

·	Merge, consolidate, or dispose of all, or substantially all, of Iveda’s assets.

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

Iveda Depends On Third Party Manufacturers And Suppliers For The Products It Sells.

Iveda has relationships with a number of third party manufacturers and suppliers, including Axis Communications, Milestone, Scansource, Anixter, and Dotworkz for cameras, accessories, and software and Dell for servers and network equipment, for the supply of all of the hardware components of Iveda’s products. Iveda has signed reseller and development partner agreements with Axis Communications and Milestone. Risks associated with Iveda’s dependence upon third party manufacturing relationships include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of Iveda’s intellectual property. Although Iveda depends on third party manufacturers and suppliers for products it sells, risks are minimized because it does not depend on one manufacturer and supplier. It utilizes an open platform, which means that in order to deliver its services, it does not discriminate based on camera brand or manufacturer and its services can be used with a wide array of products.

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

Some of Iveda’s current and future competitors may conduct more extensive promotional activities and may offer lower prices to customers than Iveda, which could allow them to gain greater market share or prevent Iveda from increasing its market share. In the future, Iveda may need to decrease its prices if Iveda’s competitors lower their prices. Iveda’s competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. To be successful, Iveda must carry out its business plan, establish and strengthen its brand awareness through marketing, effectively differentiate its services from those of its competitors and build its reseller network, while maintaining superior levels of service, which management believes is what will ultimately differentiate Iveda’s services from any similar services its competitors may develop in the future. To achieve this Iveda may have to substantially increase marketing and development activities in order to compete effectively. Such competition will potentially affect Iveda’s chances of achieving profitability.

Future Legislation Or Governmental Regulations Or Policies Could Have A Significant Impact On Iveda’s Operations.

While Iveda is presently subject only to licensing requirements related to its contracting activities, for which Iveda holds low voltage contractors’ licenses in California and Arizona, the security and surveillance industry as a whole is subject to regulation. As Iveda continues operations, Iveda may be subject to additional regulation in the future. Future changes in laws or regulations could require Iveda to change the way Iveda operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or Iveda fails to comply in the future, Iveda’s financial condition, results of operations and cash flows could be materially and adversely affected.

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

The Failure Of Iveda’s Systems Could Result In A Material Adverse Effect.

Iveda utilizes third party data centers in Arizona.  These data centers meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers, or TIA-942.  This data center transmits data to Iveda’s monitoring system via a dedicated fiber connection, and offers the greatest reliability provided by the industryalways-on service level and offers a 100% uptime Service Level Agreement, due to a number of back-up measures.  Iveda’s operations are dependent upon its ability to support a complex network infrastructure and avoid damage to both its monitoring center and the data center from fires, earthquakes, floods, hurricanes, power losses, war, terrorist acts, telecommunications failures and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or actions, or other unanticipated problem could cause interruptions in the services provided by Iveda, and resulting losses by Iveda’s customers. Any damage or failure that causes interruptions in the service provided by Iveda could have a material adverse effect on its business, operating results and financial condition.

Iveda has experienced individual camera failures or outages in the past, and will likely experience future individual camera failures or outages that disrupt the monitoring of those cameras. Iveda’s revenue depends in large part on maintaining the operability of its surveillance systems. Accordingly, the performance, reliability and availability of Iveda’s network, servers for Iveda’s corporate operations and infrastructure are critical to Iveda’s reputation and Iveda’s ability to attract and retain customers.

Iveda is continually expanding and enhancing its technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on its network and the overall size of its customer base. Iveda may be unsuccessful in these efforts or Iveda may be unable to project accurately the rate or timing of these increases.  The data center that Iveda currently uses has significant additional bandwidth available should Iveda need it for expanding its operations. Approximately three to four weeks elapses between signing a new customer and commencing hosting and/or surveillance of that customer’s cameras, which provides Iveda with what management believes to be sufficient time to acquire additional bandwidth if needed. However, Iveda’s failure, or Iveda’s suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for Iveda’s services.

Iveda’s computer hardware operations, data processing, storage and backup systems are located in two third party, data centers in Phoenix and Scottsdale, Arizona. If these locations experienced a significant system failure or interruption, Iveda’s business would be harmed. Iveda’s systems can be vulnerable to damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins and similar events. The property and business interruption insurance Iveda carries may not have coverage adequate to compensate it fully for losses that may occur.

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

The Timing Of Iveda’s Revenues Can Vary Depending On How Long Customers Take To Evaluate Iveda’s Services.

It is difficult to forecast the timing of revenues in the security industry because the development period for a customized system or solution may be lengthy, larger customers may need a significant amount of time to evaluate products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer varies greatly depending on the customer, and historically has ranged from days to weeks. During the evaluation period, customers may defer or scale down proposed orders of products or systems for various reasons, including (i) changes in budgets and purchasing priorities; (ii) a reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by competitors; and (v) lower prices offered by competitors.

Iveda Will Rely On Both Iveda’s Internal Sales Force And Resellers To Distribute Its Security Products And Services To Customers.

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

Iveda seeks to protect its proprietary intellectual property, which includes intellectual property that may only be protectable as a trade secret, in part by confidentiality agreements with its employees, consultants and business partners.  These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships.  See “Business – Other Information – Proprietary Rights.”

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

There Is A Limited Market For Our Common Stock.

Only a very limited trading market currently exists for Iveda’s common stock.  As a result, any broker-dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.  The Company cannot assure its shareholders that a market for its stock will be sustained.  There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

Our Reporting Obligations as a Public Company Are Costly.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide Item 1B disclosure in this Annual Report.

ITEM 2.  PROPERTIES

Iveda’s executive offices are located at 1201 S. Alma School Rd., Suite 4450, Mesa, Arizona 85210, where the Company currently leases approximately 3,667 square feet of office space for $8,593 per month from Mesa Financial Plaza Investors, LLC.  The lease expires in August of 2011.  Neither Iveda nor the Company is affiliated with its lessor.  Additional office space will be needed as additional employees are hired.  Additional office space is currently available at this location.  The Company believes that its current facilities will be adequate until August 2011, at which time it may need to add additional space.  The Company chose the building because it has the fiber necessary for the Company’s projected bandwidth requirements and it has significant additional space available for additional remote monitoring stations.

The Company also signed a three-year data center services agreement at a datacenter (highest industry rating) in Scottsdale, Arizona with a 100% uptime guarantee from i/o Data Center at a monthly rate of $7,976, that began on September 1, 2008. Iveda is not affiliated with i/o Data Center.

The Company also signed an additional one year lease in Phoenix, Arizona that began on November 4, 2010, with i/o Data Center at a monthly rate of $2500.00.

The Company’s management believes that all facilities occupied by the Company are adequate for present requirements and that the Company’s current equipment is in good condition and is suitable for the operations involved.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated as of the date of this report.

ITEM 4.  [REMOVED and RESERVED.]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Iveda shares began trading on the OTC Bulletin Board under the symbol “CHDH” on November 15, 2007.  Iveda’s trading symbol changed to “IVDA” on October 12, 2009, as a result of the reverse split and name change undertaken prior to the closing of the Reverse Merger.

Set forth in the table below is information with respect to the high and low sales prices of our common stock for the periods indicated, as reported by the OTC Bulletin Board and as adjusted to reflect Iveda’s reverse stock split that was completed on October 12, 2009.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation. There is an absence of an established trading market for Iveda’s common stock, as the market is limited, sporadic, and highly volatile, all of which may affect the prices listed below.

2010	High Bid	Low Bid

Quarter Ended December 31, 2010	$1.12	$1.00
Quarter Ended September 30, 2010	$1.05	$1.00
Quarter Ended June 30, 2010	$1.40	$1.01
Quarter Ended March 31, 2010	$1.40	$1.30

2009	High Bid		Low Bid

Quarter Ended December 31, 2009		$3.80		$1.30
Quarter Ended September 30, 2009		$3.80		$3.10
Quarter Ended June 30, 2009	$	N/A	$	N/A
Quarter Ended March 31, 2009		$4.00		$4.00

* N/A indicates no recorded trading activity during the period presented.

There is limited trading activity in Iveda’s securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of March 23, 2011, we had 13,664,257 shares of our common stock outstanding held by 101 shareholders of record, exclusive of shares held in street name.  We have no preferred stock outstanding.

Dividends

Iveda has never paid cash dividends on its capital stock.  Iveda currently intends to retain all earnings, if any, to finance the growth and development of its business.  Iveda does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans (As of December 31, 2010)

On October 15, 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Option Plan”), pursuant to which it may grant equity awards to eligible persons.  The 2009 Option Plan allows the Company’s Board of Directors (the “Board”) to grant options to purchase up to 1,500,000 shares of common stock to directors, officers, key employees, and service providers of the Company.  As of December 31, 2010, options to purchase 1,177,729 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, Iveda adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which was registered with the SEC on February 2, 2010, under Form S-8.  The 2010 Option Plan allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of the Company.  As of December 31, 2010, options to purchase 782,250 shares were outstanding under the 2010 Option Plan.

The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants.  As of December 31, 2010, warrants to purchase 1,064,778 shares of common stock were outstanding, all of which were issued as equity compensation.  Terms of these warrants are comparable to the terms of the outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders	3,024,757	$0.64	217,750
Total	3,024,757	$0.64	217,750

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2010 were previously disclosed, except for the issuance by the Company of shares in the amount of 68,000 to RKH for certain services for the Company in support of the Company’s investor relations and public relations.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide Item 6 disclosure in this Annual Report.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited and unaudited financial statements and associated notes appearing elsewhere in this report.  For all periods on or before October 15, 2009, the financial discussion set forth below shows the results prior to the Reverse Merger.

Overview

IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions, began operations on January 24, 2005, and became a wholly-owned subsidiary of Iveda Corporation, a Nevada corporation formerly known as Charmed Homes, Inc., on October 15, 2009, through a reverse merger transaction.  On December 31, 2010, IntelaSight, Inc. merged with and into Iveda Corporation and changed its name to Iveda Solutions, Inc.  See “Item 1.  Business – General.”  Unless otherwise noted, all references to “Iveda,” “Company,” “we,” “us” and “our” hereafter in this section refer to the current business of Iveda Solutions, Inc.

Iveda installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations. The accompanying financial statements have been prepared assuming that Iveda will continue as a going concern.  Iveda generated accumulated losses of approximately $6.7 million through December 31, 2010.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits.  The highlights of that plan are as follows:

•	The Company closed the private placement memorandum dated December 21, 2010 and raised $1,065,000.
•	The Company opened a new private offering on December 22, 2010 and has raised $345,000 as of March 23, 2011.
•	Establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	Launch public relations and marketing campaigns.

•	The Company may evaluate and consider merger and/or acquisition activities.
•
The Company entered into a definitive agreement to acquire Sole-Vision Technologies, Inc. (dba MegaSys), a corporation organized under the laws of the Republic of China.  The Company is awaiting final regulatory approval in Taiwan, which is expected in late March or April 2011.

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

Basis of Accounting and Going Concern

Iveda’s financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.  In addition, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $6.7 million through December 31, 2010 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, which requires the recognition of an expense related to the fair value of stock-based compensation awards.  The Company elected the modified prospective transition method as permitted by ASC 718.  Under this transition method, stock-based compensation expense for the years ended December 31, 2010 and 2009 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation, therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $267,227 and $61,800 of stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenue. We recorded net revenue of $940,008 for the year ended December 31, 2010, compared to $659,762 for the year ended December 31, 2009, an increase of $280,246 or 42%. Revenues were primarily derived from our real-time surveillance and equipment sales and installation. In fiscal 2010, our recurring service revenue was $461,757 or 49% of net revenue and our equipment sales and installation revenue was $470,895 or 50% of net revenue, compared to $380,816 or 58% of net revenue for recurring service and our equipment sales and installation revenue was $272,696 or 41% of net revenue in 2009.

Cost of Revenue. Total cost of revenue was $587,748 for the year ended December 31, 2010, compared to $505,534 for the year ended December 31, 2009, an increase of $82,214 or 16%. The increase in cost of revenue was primarily due to increased net revenues.

Operating Expenses. Operating expenses were $2,284,646 for the year ended December 31, 2010, compared to $1,899,353 for the year ended December 31, 2009, an increase of $385,293 or 20%. The increase in operating expenses was primarily related to professional fees associated with the planned acquisition of Sole Vision, insurance costs and additional employees.

Loss from Operations. As a result of the increases in operating expenses, loss from operations increased to $1,932,386 for the year ended December 31, 2010, compared to $1,745,125 for the year ended December 31, 2009, an increase of $187,261 or 11%.

Other Expense-Net. Other expense-net was $15,877 for the year ended December 31, 2010, compared to $32,890 for the year ended December 31, 2009, a decrease of $17,013 or 52%.

Net Loss. The increase of $170,248 or 10% in the net loss to $1,948,263 for the year ended December 31, 2010 from $1,778,015 for the year ended December 31, 2009 was impacted by $335,977 increase in stock compensation expense.

Liquidity and Capital Resources

We had cash and cash equivalents of $355,343 on December 31, 2010 and $17,672 on December 31, 2009. Since inception, we have experienced decreases in our cash and cash equivalents primarily as a result of cash used in operations offset by the proceeds from stock sales.

Net cash used in operating activities during the year ended December 31, 2010 was $2,114,008 and during the year ended December 31, 2009 was $1,234,798. Cash used in operating activities for the year ended December 31, 2010 consisted primarily of the net loss offset by approximately $336,000 in non-cash stock compensation.  Our receivables increased significantly with a large sale in the fourth quarter and with the large equity raise in 2010, we were able to reduce accrued expenses and stay current on our trade payables. Cash used in operating activities for the year ended December 31, 2009 consisted primarily of the net loss offset by approximately $62,000 in stock compensation.  Due to our cash flow problems in 2009, we experienced a delay in paying our accrued expenses and trade payables.

Net cash used in operating activities consisted of purchases of equipment amounting to $135,073 to support our current and projected increase in revenue growth. Net cash provided by investing activities for the year ended December 31, 2009 was $100,344. Net cash used by investing activities during the year ended December 31, 2008 was $115,579. Our net cash used by investing activities consisted for the year ended December 31, 2008 of the purchase of equipment and funding of an escrow deposit related to the pending merger with Iveda, then known as Charmed Homes Inc.

Net cash provided by financing activities for the year ended December 31, 2010 was $2,586,752 and during the year ended December 31, 2009 was $816,937.  Net cash provided in both periods consisted primarily of net proceeds from the sale of stock and proceeds from short-term borrowings, which were partially offset by principal payments on capital lease obligations.

At December 31, 2010, we had approximately $6,137,000 in net operating loss carryforwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carryforwards, which federal operating loss carryforwards will expire beginning in 2025 through 2030. State net operating loss carryforwards will begin to expire in 2011.

We have experienced significant operating losses since our inception.  Our capital expenditures and working capital requirements will increase and other adjustments to our operating plan will be needed to respond to changes in competition or unexpected events.

We believe that our cash on hand is not sufficient to meet our anticipated cash needs for working capital and capital expenditures. We currently have cash on hand to meet the needs for the next-2 months. We continually evaluate our working capital needs and we are seeking to obtain additional working capital through equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of or cease operations.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with Greg Omi, one of the Company’s directors, that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts.  The advances bear interest at a rate of 18% annually and are secured by receivables from the contract.  Total borrowings under the line of credit as of December 31, 2010 and as of March -23, 2011 were $197,000.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Iveda leases its office facilities under a non-cancelable operating lease expiring in August 2011.  The lease requires minimum monthly payments ranging from $8,098 to $9,015.  Rent expense was $90,199 for the year ended December 31, 2010.  Iveda is also a party to a non-cancellable data center services agreement for approximately $8,000 per month, expiring September 2011. Data center services expense was $97,045 for the year ended December 31, 2010.

Future minimum lease payments under this lease are as follows:

Year Ending December 31, 2011	$163,848

Total	$163,848

Iveda also recorded deferred rent of $40,567 generated from its office lease agreement executed in 2008.  The lease included six months free rent and is coupled with a rent escalation clause.

The Company has no off-balance sheet arrangements.

Inflation

Management does not believe that the current levels of inflation in the United States have had a significant impact on the operations of the Company.  If current levels of inflation hold steady, management does not believe future operations will be negatively impacted.

Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance during the year ended December 31, 2010 with no impact to the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Iveda is not required to provide Item 7A disclosure in this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required accompanying financial statements begin on page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act provides non-accelerated filers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. The amendment to the Sarbanes-Oxley Act was effective immediately and is intended to reduce compliance costs for smaller companies.

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

Identified Material Weakness

Personnel and Segregation of Duties:  As of December 31, 2010, the Company had only one employee knowledgeable in SEC accounting and reporting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

ITEM 9B.  OTHER INFORMATION

There were no items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2010 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Company’s Board serves a one-year term and is subject to reelection at the Company’s Annual Meeting of Shareholders held each year.

Board Committees

The Board has established an Audit Committee consisting of James D. Staudohar (Chairman) and Joseph Farnsworth; a Compensation Committee consisting of Joseph Farnsworth (Chairman) and Greg Omi; a Nominating Committee consisting of Gregory Omi (Chairman), Joseph Farnsworth, and James D. Staudohar.  No other committees have been formed.

Audit Committee

The Audit Committee was established on February 18, 2010, although the Board had previously adopted a Charter which was amended on April 13, 2010.  The Audit Committee Charter lists the purposes of the Audit Committee as overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company, and providing assistance to the Board in monitoring the (i) integrity of the Company’s financial statements; (ii) Company’s compliance with legal and regulatory requirements; (iii) independent auditor’s qualifications and independence; and (4) performance of the Company’s internal audit function, if any, and independent auditor.

The Board has determined that Mr. Staudohar is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.  The Board’s conclusions regarding the qualifications of Mr. Staudohar as an audit committee financial expert were based on his service as a chief financial officer of numerous companies in various industries, his experience as a certified public accountant, and his degree in accounting.

Executive Officers and Directors

The executive officers and directors serving the Company as of the date of this report were as follows:

Name	Age	Position
David Ly	35	CEO, President, Director
Luz Berg	48	Secretary, COO, CMO
Steve Wollach	56	Treasurer, Chief Financial Officer
Joseph Farnsworth	51	Director
Gregory Omi	49	Director
James D. Staudohar	73	Director

David Ly – Mr. Ly founded Iveda and has served as a director and as the President and Chief Executive Officer since inception.  He has held positions with several major corporations, including Applications Engineer at Metricom, Inc. (from 1998 to 2001), Corporate Sales at Nextel Communications (from 2001 to 2002), Market Manager at Door To Door Storage (from 2001 to 2002), and B2B Sales Manager at T-Mobile USA (from 2002 to 2004). While at T-Mobile, his last position before founding Iveda Solutions, he was awarded the prestigious sales award of President’s Club Top Salesman.  Mr. Ly has 7 years of ongoing Neuro Linguistic Programming (NLP) workshops and private mastery training in business leadership programs with an NLP master, Katin Imes of the Strozzi Institute.  Mr. Ly received his B.S. in Civil Engineering, with a minor in International Business, from San Francisco State University.

Mr. Ly’s day-to-day leadership as our Chief Executive Officer provides him with detailed knowledge of our business and operations.  Among other professional experiences, qualifications, and skills, Mr. Ly brings in depth knowledge and understanding of the video surveillance industry, as well as business and engineering expertise and management skills that have been critical to formulating the Company’s short and long-term strategies.

Luz Berg – Ms. Berg has served as the Company’s Chief Operating Officer, Chief Marketing Officer and Secretary since October 15, 2009.  Previously, Ms. Berg served as the Company’s VP of Marketing and Senior VP of Operations & Marketing.  Ms. Berg has extensive experience in developing and implementing results-driven marketing communications plans for lead sales generation, building brands, brand revitalization, and customer retention in a wide-range of industries and was hired based on her marketing experience.  Ms. Berg served as the Director of Marketing at Cygnus Business Media from 2003 to 2004 and at Penton Media from 2001 to 2003.  She has also worked in the high-tech industry at Metricom, serving as Marketing Programs/Channel Marketing Manager from 1999 to 2001, and Spectra-Physics Lasers, serving as Marketing Communications Specialist from 1991 to 1999.  Ms. Berg received her B.A. in Management from St. Mary’s College in California.

Steve Wollach – Mr. Wollach has served as Iveda’s Chief Financial Officer and Corporate Treasurer since July 2010. Mr. Wollach has accumulated extensive experience working in both public and private companies, including 20 years in executive management positions.  Prior to joining Iveda, Mr. Wollach provided business services to both private and public companies as principal of SW Enterprises from 2000 to 2010.  He also served as the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of Interactive Objects, Inc., a public company 1997 to 2000.  Mr. Wollach also served as a National Sales and Marketing Manager for Fukuda Denshi an international company responsible for North America. Mr. Wollach started his career in finance working for Laventhol and Horwath and Seidman and Seidman.  Mr. Wollach received a B.S in Business Administration from Wayne State University in 1976.

Joseph Farnsworth – Mr. Farnsworth was appointed to Iveda’s Board in January 2010.  Mr. Farnsworth has over 25 years of experience in the real estate industry.  Since 1995, Mr. Farnsworth has served as President and a director of Farnsworth Realty & Management Co., an Arizona based privately held real estate company.  He has also served on the Board of Farnsworth Development, a closely held real estate developer, since 1995, and on the Board of Farnsworth Companies since 2008.  From 1987 to 1991, Mr. Farnsworth served as President of Farnsworth International, a real estate investment company based in Taipei, Taiwan, and from 1990 to 1995, Mr. Farnsworth served as President of Alfred’s International, a company with operations in China and Korea.  He serves on the Board of Directors of Arizona Brain Food, an organization providing food to lower income school children, and is actively involved with the La Masita, a homeless shelter.  He has previously served on the Board of Adjustment for the City of Mesa, Arizona, and also previously served on the City Planning and Zoning Board for the City of Mesa, Arizona.  Mr. Farnsworth is a graduate of Brigham Young University with a B.S. in real estate finance and is a licensed Arizona real estate broker.  Among other professional experiences, qualifications, and skills, Mr. Farnsworth has substantial knowledge of the usefulness of the Company’s services in the real estate industry and has extensive contacts in the industry.  In addition, Mr. Farnsworth has extensive experience in managing companies, as well as a strong background in finance, all of which are vital to the overall success of the Company.

Gregory Omi – Mr. Omi has been a director since 2005.  Mr. Omi has been working as a senior programmer for Zynga since November 2009, writing online games in Flash for Facebook.  From January 2009 to November 2009, Mr. Omi worked at Monkey Gods, LLC, a video game provider, designing Facebook applications as a programmer.  From October 2006 to January 2009, Mr. Omi worked at Flektor, Inc., focused on Flash 9 / Flex 2 / Action Script 3, C, XML and Ruby programming for a web application, including video and image processing.  Flektor was acquired by FOX Interactive Media in 2007.  From October 1996 to June 2006, Greg held the position of Senior Programmer with Naughty Dog, a computer game company, which was acquired by Sony.  He has also held programming positions with 3DO (from 1992 to 1996), TekMagic (during 1992), Epyx (from 1986 to 1992), Atari (during 1991), Nexa (from 1982 to 1983 and 1985 to 1986) and HES (during 1983).  Mr. Omi assists the Company in overseeing all software development activities and improvements to its technologies including development of a web-based executive dashboard to gather information and functionalities for cameras, video services, digital video recorders and access control.  Mr. Omi attended DeVry Institute in Phoenix, Arizona from 1979 to 1980 where he studied industrial electronics engineering.  Among other professional experiences, qualifications, and skills, Mr. Omi’s expertise and skills in computer programming, software development, and writing code are instrumental to the development of our products.

James D. Staudohar - Mr. Staudohar was appointed to Iveda’s Board in January 2010.  Since 2003, Mr. Staudohar has served as President of Lakeview Enterprises, LLC, providing business advisory and consulting services to companies throughout the Phoenix metropolitan area. From 2007 to 2009, Mr. Staudohar served as the Chief Financial Officer and as a director of Veritest International Corporation, a startup company that raised approximately $2.8 million dollars for the development of a drug screening device.  From 1994 to 2002, Mr. Staudohar served as Vice Chairman and Chief Financial Officer of RSI Enterprises, Inc., a multi-million dollar profitable asset recovery business located in Phoenix, Arizona.  Prior to 1994, Mr. Staudohar held a number of financial positions, including serving as Vice President and Corporate Controller of Modern Merchandising, Inc. from 1981 until its acquisition by Best Products, Inc. in 1983, when Mr. Staudohar was promoted to Chief Financial Officer and Senior Vice President of Best Products, a $3 billion retail organization, positions he held until 1989. Mr. Staudohar also served from 1973-1981 as Vice President and Controller of B. Dalton Bookseller during a period when the retail chain grew from 66 to 650 stores.

In addition to his financial experience, Mr. Staudohar previously served on the Board of Directors of Smith & Wesson Holding Corporation, the publicly traded parent company of the gun manufacturer from 2002 to 2004. He also served as the Chair of Smith & Wesson’s Audit Committee and as a member of the Nominating Committee. Mr. Staudohar presently serves on the Board of Directors and on multiple committees of the Phoenix Sister Cities Commission, a not for profit company.  Mr. Staudohar holds a B.A. from the University of Minnesota.  Among other professional experiences, qualifications and skills, Mr. Staudohar’s knowledge and understanding of the capital markets and his in-depth experience in corporate finance and business management will provide valuable assistance to the Company in oversight of financial management, internal controls, and strategic planning.  Mr. Staudohar also serves as Chairman of the Company’s Audit Committee.
Iveda’s directors, as named above, will serve until the next annual meeting of Iveda’s shareholders or until their successors are duly elected and qualified.  Directors will be elected for one-year terms at the annual shareholders meeting.  There is no arrangement or understanding between any of the directors or officers of Iveda and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to Iveda’s board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of Iveda’s affairs.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.  There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Iveda’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the SEC pursuant to Section 16(a).  The information in this section is based solely upon a review of Forms 3, 4, and 5 received by us.

We believe that Iveda’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2010.

Code of Ethics

We have adopted a Code of Ethics, which was amended and restated on April 13, 2010.  We adopted a Code of Conduct and Ethics (filed as Exhibit 14.1 to Form 10-K, filed on April 15, 2010) that applies to all of our officers, directors, and employees, and a separate Code of Ethics (filed as Exhibit 14.2 to Form 10-K, filed on April 15, 2010) for our Chief Executive Officer and Senior Financial Officers that supplements our Code of Conduct and Ethics.  Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the SEC.

Nominating Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy and Overview

The Company believes that it is important to design a compensation program that supports the Company’s business strategy. As a result, our compensation program emphasizes performance-based compensation and is designed to support the Company’s business goals, promote short- and long-term growth, and attract, retain, and motivate key talent. The compensation program has three components:

(1) base salary;

(2) bonus awards; and

(3) long-term performance incentives.

The Company believes that our executive officers and other key employees should have a portion of their potential annual compensation tied to our profitability and other Company goals. Additionally, we seek to align the ability to earn long-term incentives directly with the interests of our shareholders through the use of equity-based incentives. The Company strives to ensure compensation is competitive with companies similar to Company; however, the Company acknowledges that base salaries are currently below market.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by, or paid to each of the individuals listed in the Summary Compensation Table below.  Salary and other compensation for these officers and former officers were set by the Board.  Iveda has historically suffered severe shortages in cash and has structured its compensation policies to minimize salaries and focus instead on reward of equity.

Name and Principal Position	Year	(Salary)	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compen- sation	All Other Compen- sation	Total
David Ly Chairman, CEO, President(1)	2010	$115,538	$27,070	-	-		-	-	$142,608
	2009	$97,077	-	-	-		-	-	$97,077

Luz Berg COO, CMO, Secretary(2)	2010	$122,308	$27,070	-	-		-	-	$149,378
	2009	$89,154	-	-	-		-	-	$89,154

Robert Brilon Former CFO, Treasurer(3)	2010	$58,739	-	-	$20,266	(4)	-	-	$79,005
	2009	$33,508	-	-	-		-	-	$33,508

Steven Wollach CFO, Treasurer(5)	2010	$40,076	-	-	$57,827	(6)	-	-	$97,903
	2009	-	-	-	-		-	-	-

(1) 2010 salary compensation includes $13,539 in deferred salary from 2009.  Net bonus of $25,000 was grossed up for taxes.
(2) 2010 salary compensation includes $20,308 in deferred salary from 2009.  Net bonus of $25,000 was grossed up for taxes.
(3) Part-time CFO, resigned on August 2, 2010
(4) See Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.
(5) Mr. Wollach was appointed as the Company’s Chief Financial Officer on July 22, 2010.  Mr. Wollach received an initial salary of $85,000 per year and received options to purchase 200,000 shares of the Company’s common stock.  On October 14, 2010, the Compensation Committee approved (i) an increase in Mr. Wollach’s salary to $100,000, effective October 3, 2010, and (ii) the grant of options to purchase 100,000 shares of the Company’s common stock.
(6) See Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly, Chairman, CEO & President	-	-	-	-	-
Luz Berg, COO, CMO & Secretary	256,140(1) (warrants)	-	-	$0.10	12/30/16
	240,331(2) (warrants)	-	-	$0.10	9/10/17
	425,712(3) (options)	-	-	$0.10	4/10/18
Robert Brilon Former Part Time CFO, Treasurer	200,000(4) (options)	-	-	$1.00	8/02/13
Steve Wollach CFO, Treasurer	300,000(5) (options)	-	-	$1.00	7/22/20

(1) The warrants became fully vested on December 30, 2006.
(2) The warrants became fully vested on September 10, 2007.
(3) The options became fully vested on April 10, 2008.
(4) The options became fully vested on February 1, 2010.
(5) 150,000 options became vested as of December 31, 2010

Director Compensation

Directors have received stock compensation for their service on the Board, and will be reimbursed for attendance of meetings for all non-employee directors. For the year ended December 31, 2010, all directors listed below received stock awards in the forms of options.  Joseph Farnsworth received 150,000 options, James Staudohar received 75,000 options and Gregory Omi received 150,000 options.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings ($)	All Other Compen-sation ($)	Total ($)
Joseph Farnsworth	-	$166,000	$166,000(1)	-	-	-	$166,000
James Staudohar	-	$90,250	$90,250(2)	-	-	-	$90,250
Gregory Omi	-	$166,000	$166,000(3)	-	-	-	$166,000

(1) As of December 31, 2010, Mr. Farnsworth had 150,000 options outstanding.
(2) As of December 31, 2010, Mr. Staudohar had 75,000 options outstanding.
(3) As of December 31, 2010, Mr. Omi had 150,000 options outstanding.

Compensation Policies and Risk Management

The Board has reviewed the Company’s compensation policies and practices for all of its employees and has determined that such policies and practices do not encourage risk taking to a degree that is reasonably likely to have a material adverse effect on the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Iveda’s common stock as of March 23, 2011, for (i) each person known by Iveda to be a beneficial owner of five percent or more of the outstanding common stock of Iveda; (ii) each executive officer, director and nominee for director of Iveda; and (iii) all directors and executive officers of Iveda as a group.  As of March 23, 2011, Iveda had 13,664,257 shares of common stock outstanding, options to purchase 1,959,979 shares of common stock outstanding, and warrants to purchase 1,164,778 shares of common stock outstanding.

Name of Beneficial Owner	Position	Amount of Shares of Common Stock	Options or Warrants to Purchase Common Stock	Total Beneficial Ownership (1)	Percent of Class (1)
David Ly (2)	CEO, Director, President	3,836,181	0	3,836,181	22.8%
Luz Berg (2)	COO, CMO & Secretary	77,817	922,183	1,000,000	6.0%
Steven Wollach	CFO & Treasurer	0	300,000	300,000	1.7%
Robert Brilon(4)	Former CFO & Treasurer	0	200,000	200,000	1.2%
Joseph Farnsworth (2)	Director	79,958	150,000	229,958	1.4%
Gregory Omi (2)	Director	903,859	150,000	1,053,859	6.3%
James D.Staudohar(2)	Director	0	75,000	75,000	0.4%
All directors and officers as a group		4,897,815	1,797,183	6,694,998	38.1%
William A. Walsh (3)		2,100,000	0	2,100,000	12.5%

(1)  Reflects ownership of securities of Iveda on a fully-diluted basis.
(2) The address for each of these individuals is c/o Iveda Solutions, 1201 S. Alma School Road, Suite 4450, Mesa, AZ 85210.
(3) The address for Mr. Walsh is 117 North 2nd Avenue, Sterling, Colorado 80751.
(4) The address of Mr. Brilon is 11445 E. Via Linda #2-435 Scottsdale, AZ 85259.

Equity Compensation Plan Information
The following table sets forth information regarding Iveda’s Equity Compensation Plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	3,024,757	$0.64	217,750

Total . . . .	3,024,757	$0.64	217,750

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned limited liability company, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings have always been less than 5% of the Company’s outstanding stock, but the revenue for the year ended December 31, 2010 and the year ending 2009 was $69,495 and $58,351, respectively, and there was a trade accounts receivable balance of $5,859 and $0.00 at December 31, 2010 and December 31, 2009, respectively.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with Greg Omi, one of the Company’s directors, that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts.  The advances bear interest at a rate of 18% annually and are secured by receivables from the contract.  Total borrowings under the line of credit as of December 31, 2010 and as of March 23, 2011 were $197,000.

The Company previously borrowed $157,000 through September 30, 2009, from various shareholders at no interest and with a maturity date of December 31, 2009.  These loans were all repaid in January 2010.

Director Independence

Using the standards of the NYSE Amex, the rules and regulations of which Iveda is not subject, Iveda’s Board has determined that Mr. Farnsworth, Mr. Omi, and Mr. Staudohar each qualify under such standards as an independent director.  Mr. Staudohar and Mr. Farnsworth each meet the NYSE Amex listing standards for independence both as a director and as a member of the Audit, Nominating, and Compensation Committees.  Mr. Omi meets the NYSE Amex listing standards for independence both as a director and as a member of the Nominating Committee.  No other directors are independent under these standards.  Iveda did not consider any relationship or transaction between itself and these independent directors not already disclosed in this report in making this determination.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant Farber Hass Hurley LLP and its prior principal accountant Manning Elliott LLP:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Audit fees	$60,000	$21,537
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed)

Exhibit Number	Description of Exhibits

2.1
Merger Agreement, dated January 8, 2009 by and among Charmed Homes Inc., Charmed Homes Subsidiary, Inc., certain shareholders and IntelaSight, Inc. (Incorporated by reference to the Form 8-K/A1 filed on 7/15/2009)

2.2	Waiver of Closing Condition dated August 3, 2009 by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)

2.3	Articles of Merger, filed with the Nevada Secretary of State on October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

2.4	Articles of Merger, filed with the Washington Secretary of State on October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

2.5*
Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys

3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form 8-K filed on 12/15/2008)

3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

3.5	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)

4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)

4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)

10.1	Channel Partner Program Membership Agreement dated April 1, 2005 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.2	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)

10.3	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.4	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.5	Customer Agreement dated March 25, 2008 by and between IAAI – North Hollywood and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.6
Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.7	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)

10.8	Consulting Agreement, dated January 4, 2010, by and between Iveda Corporation and IEP Services, Inc. (Incorporated by reference to the Form 10-K filed on 4/15/2010)

10.9	Consulting Agreement, dated January 18, 2010, by and between Iveda Corporation and Clemens Titzck (Incorporated by reference to the Form 10-K filed on 4/15/2010)

10.10	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.11	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.12	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.13	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.14	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.15*
Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys

14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)

21*	Subsidiaries of the Registrant

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

IVEDA SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA COPORATION)
TABLE OF CONTENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF IVEDA SOLUTIONS, INC.:

We have audited the accompanying balance sheet of Iveda Solutions, Inc. (formerly Iveda Corporation; the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses since inception of $6.7 million through December 31, 2010 and has insufficient cash flows and working capital to support operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
March 14, 2011

Camarillo, California

(1)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA COPORATION)
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$355,343	$17,672

Accounts Receivable	361,686	36,739
Prepaid Expenses	4,532	4,062

Inventory	4,651	-
Total Current Assets	726,212	58,473

PROPERTY AND EQUIPMENT

Office Equipment	212,040	88,299
Furniture and Fixtures	27,805	27,805
Software	47,966	36,634
Leased Equipment	247,792	226,496
Leasehold Improvements	36,964	36,964

Total Property and Equipment	572,567	416,198

Less: Accumulated Depreciation	262,490	179,648

Property and Equipment, Net	310,077	236,550

OTHER ASSETS
Deposits	10,214	14,230

Total Assets	$1,046,503	$309,253

See accompanying Notes to Financial Statements.

(2)

	2010	2009
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts Payable	$180,352	$197,535

Accrued Expenses	77,576	315,864
Current Portion of Capital Lease Obligations	48,395	80,505

Due to Related Parties	197,000	134,000
Convertible Debt	-	50,000
Deferred Revenue	11,618	14,659

Total Current Liabilities	514,941	792,563

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	13,609	50,037

Total Liabilities	528,550	842,600

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of December 31, 2010 or 2009	-	-
Common Stock, $0.00001 par value; 200,000,000 shares	137	129
authorized; 13,664,257 and 12,865,353 shares
issued and outstanding, as of December 31, 2010 and
2009, respectively

Additional Paid-In Capital	7,212,914	4,213,359
Accumulated Deficit	(6,695,098)	(4,746,835)

Total Stockholders' (Deficit) Equity	517,953	(533,347)

Total Liabilities and Stockholders' (Deficit) Equity	$1,046,503	$309,253

See accompanying Notes to Financial Statements.

(3)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUE	$940,008	$659,762

COST OF REVENUE	587,748	505,534

GROSS PROFIT	352,260	154,228

OPERATING EXPENSES	2,284,646	1,899,353

LOSS FROM OPERATIONS	(1,932,386)	(1,745,125)

OTHER INCOME (EXPENSE)
Interest Income	1,043	1,184
Interest Expense	(16,920)	(34,074)

Total Other Income (Expense)	(15,877)	(32,890)

NET LOSS	$(1,948,263)	$(1,778,015)

BASIC AND DILUTED LOSS PER SHARE	$(0.14)	$(0.14)

WEIGHTED AVERAGE SHARES	13,998,210	12,404,941

See accompanying Notes to Financial Statements.

(4)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Preferred Stock		Additional Paid-In Capital		Accumulated
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Total
BALANCE AT DECEMBER 31, 2008	12,119,304	$121			$3,393,904		$(2,968,820)	$425,205

Common Stock Issued for Cash	342,500	3			342,497			342,500
Costs of Capital					(47,540)			(47,540)

Stock Based Compensation					61,800			61,800

Preferred Stock Converted to					59,154			59,154
Common

Debt Converted to Common Stock	403,549	5			403,544			403,549

Net Loss							(1,778,015)	(1,778,015)

BALANCE AT DECEMBER 31, 2009	12,865,353	129			4,213,359		(4,746,835)	(533,347)

Common Stock Issued for Cash	2,895,000	29			2,894,971			2,895,000

Costs of Capital					(282,000)			(282,000)

Stock Based Compensation					267,227			267,227

Common Stock Retired From Merger	(2,500,000)	(25)						(25)

Debt Converted to Common Stock	67,154	1			50,490			50,491

Warrants exercised	67,000	1			19			20

Stock options exercised	1,000	-			100			100

Common Stock Issued for Services	268,750	2			68,748			68,750

Net Loss							(1,948,263)	(1,948,263)

BALANCE AT DECEMBER 31, 2010	13,664,257	$137			$7,212,914		$(6,695,098)	$517,953

See accompanying Notes to Financial Statements.

(5)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,948,263)	$(1,778,015)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation	82,842	80,548
Stock Compensation	267,227	61,800
Common stock issued for services	68,750	-
(Increase) Decrease in Operating Assets:
Accounts Receivable	(324,947)	(9,768)
Prepaid Expense	(470)	7,470
Inventory	(4,651)	13,530
Deposits	4,016	2,293
Accounts Payable	(17,183)	149,070
Accrued Expenses	(238,288)	245,579
Deferred Revenue	(3,041)	(7,305)
Net cash used in operating activities	(2,114,008)	(1,234,798)

CASH FLOWS FROM INVESTING ACTIVITIES Cash Acquired in Merger	-	59,154
Escrow Deposits	-	50,000
Purchase of Property and Equipment	(135,073)	(8,810)
Net cash provided by (used in) investing activities	(135,073)	100,344

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties (net of repayments)	63,000	134,000
Proceeds from issuance of convertible notes	-	453,549
Payments on Capital Lease Obligations	(89,248)	(65,572)
Common Stock Issued, net of Costs of Capital	2,613,000	294,960
Net cash provided by financing activities	2,586,752	816,937
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	337,671	(317,517)

Cash and Cash Equivalents - Beginning of Year	17,672	335,189

CASH AND CASH EQUIVALENTS - END OF YEAR	$355,343	$17,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Debt Converted to Stock	$50,491	$403,549

Interest Paid	$16,920	$34,074

Property and Equipment Purchased via Capital Lease	$21,296	$13,036

See accompanying Notes to Financial Statements.

(6)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Iveda Solutions, Inc. (formerly Iveda Corporation; the “Company) began operations on January 24, 2005, under the name IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”).  On January 8, 2009, IntelaSight entered into a Merger Agreement with Charmed Homes, Inc., a Nevada corporation (“Charmed”), Charmed Homes Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Charmed (“Charmed Subsidiary”), and certain shareholders pursuant to which the parties would complete a reverse merger transaction whereby Charmed Subsidiary would merge with and into IntelaSight, and IntelaSight would become a wholly-owned subsidiary of Charmed (the “Reverse Merger”).  Prior to the Reverse Merger, on October 12, 2009, Charmed completed a 2:1 reverse stock split.  On October 15, 2009, the Reverse Merger was completed and, as a result of the Reverse Merger, Charmed changed its name to Iveda Corporation.

In connection with the Reverse Merger, Iveda Corporation issued shares of its common stock to holders of common stock of IntelaSight on a one-for-one basis. In addition, options and warrants to purchase common stock of IntelaSight were converted into options and warrants to purchase common stock of Iveda Corporation on a one-for-one basis.  Prior to the Reverse Merger, Charmed was a shell company and did not have any operations.

All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation (the “Merger”).  As part of the Merger, Iveda Corporation changed its name to Iveda Solutions, Inc.

The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations throughout the United States.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $6.7 million through December 31, 2010 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company closed the private placement memorandum dated December 21, 2010 and raised $1,065,000.
•	The Company opened a new private offering on December 22, 2010 and has raised $325,000 as of March 22, 2011.

(7)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

•	Establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	Launch public relations and marketing campaigns.
•	The Company may evaluate and consider merger and/or acquisition activities.
•
The Company entered into a definitive agreement to acquire Sole-Vision Technologies, Inc. (dba MegaSys), a corporation organized under the laws of the Republic of China. The Company is awaiting final regulatory approval in Taiwan, which is expected in April 2011.

Impairment of Long-Lived Assets
The Company has a significant amount of property and equipment primarily consisting of leased equipment. The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant and Equipment." The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value.  The Company assesses its assets on a quarterly basis to determine if they are subject to impairment and consider various factors which have changed during a given quarter.

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

Revenue and Expense Recognition
Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. The Company recognizes revenue in accordance with ASC 605, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

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

(8)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Two customers in 2010 represented approximately 48% (29% and 19%) and two customers in 2009 represented approximately 50% (38% and 12%) of total revenues. The accounts receivable from these customers were approximately 77% of total accounts receivable as of December 31, 2010.   No other customers represented greater than 10% of total revenues in 2010 and 2009.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2010 and 2009, no allowance for uncollectible accounts was deemed necessary.  The Company does not generally charge interest on past due receivables.

(9)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Inventory
Inventory consists of equipment purchased for installation projects and is recorded at the lower of cost (first-in, first-out) or market.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2010 and 2009 was $82,842 and $80,548, respectively.

Deferred Revenue
Deposits received from customers on future installation projects are recorded as deferred revenue.

Advertising
Advertising and Marketing costs are expensed as incurred. Advertising expenses for the year ended December 31, 2010 were $32,003.  For the year ended December 31, 2009, advertising and marketing expenses were $37,488.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses were $0 and $2,000 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes
Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents the Company's best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2010, the Company reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2010,.

The Company is subject to U.S. federal income tax as well as state income tax.

The Company’s income tax returns are subject to review and examination by federal, state, and local authorities. The tax returns for the years 2006 to 2009 are open to examination by federal, local, and state authorities.

Sales Tax
The Company is liable for sales tax in Arizona, California and Minnesota. Sales tax invoiced to customers is recorded as a liability on the Company’s financial statements.

(10)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2010 and 2009 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation, therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $267,227 and $61,800 of stock-based compensation expense for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Reclassification
Certain amounts in 2009 have been reclassified to conform to the 2010 presentation.

New Accounting Standards
In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance during the year ended December 31, 2010 with no impact to the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis.

(11)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2	OBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of certain computer equipment under capital leases extending through 2013. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated useful lives. The computer equipment has been recorded in the accompanying financial statements in office equipment of $247,792 and $226,496 and accumulated depreciation of $109,945 and $64,333 at December 31, 2010 and 2009, respectively. The leases have imputed interest rates between 8% and 25% and monthly payments between $43 and $1,435.

Future minimum lease payments under the capital leases as of December 31, 2010 for each of the remaining years are as follows:

Year Ending December 31,
2011	$54,705
2012	10,666
2013	5,533
Total Minimum Lease Payments	70,904
Less: Interest	8,900
`Total Principal	62,004
Less: Current Portion	48,395
Long-Term Capital Lease	$13,609

NOTE 3	OPERATING LEASES

The Company leases its office facilities under a non-cancelable operating lease expiring August 2011 that requires minimum monthly payments ranging from $8,098 to $9,015. Rent expense was $90,199 and $84,280 for the years ended December 31, 2010 and 2009, respectively. The Company also has two non-cancellable data center services agreement for approximately $8,000 and $2,500 per month, expiring September 2011 and November 2011. Data center services expense was $97,045 and $91,596 for the years ended December 31, 2010 and 2009, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

Future minimum lease payments under these leases are as follows:

Year Ending December 31, 2011	$ 163,848

NOTE 4	SERIES A AND A-1, CONVERTIBLE PREFERRED STOCK

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

(12)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5	EQUITY

Common Stock

During 2010, Iveda under the terms and conditions of its merger agreement in 2009, cancelled 2.5 million shares upon payment of the final amount due to the majority shareholders of Charmed Homes.

During October 2009, the Company issued 401,094 and 2,455 shares of its common stock in payment of principal and interest, respectively, for convertible debt recorded at $401,094 and $2,455, respectively.

During 2009, the Company raised $342,500 from a Private Placement of shares at $1.00 per share. Costs associated with this raise of capital totaled $47,540.

During January 2010, the Company issued 47,014 and 20,140 shares of its common stock in payment of principal and interest, respectively, for convertible debt recorded at $35,386 and $15,105, respectively.

During 2010, the Company raised $2,895,000 from a Private Placement of shares at $1.00 per share. Costs associated with this raise totaled $282,000.

NOTE 6	STOCK OPTION PLAN AND WARRANTS

Stock Options

On October 15, 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Option Plan”), pursuant to which it may grant equity awards to eligible persons.  The 2009 Option Plan allows the Company’s Board of Directors (the “Board”) to grant options to purchase up to 1,500,000 shares of common stock to directors, officers, key employees, and service providers of the Company.  As of December 31, 2010, options to purchase 1,177,729 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, Iveda adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which was registered with the SEC on February 2, 2010, under Form S-8.  The 2010 Option Plan allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of the Company.  As of December 31, 2010, options to purchase 782,250 shares were outstanding under the 2010 Option Plan.

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

(13)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price that may be less than 100 percent of the fair value of the common stock on the date of the grant as determined by the Company's Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of four to five years.  Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The Company has unrecognized stock-based compensation with a weighted-average term of approximately 3 years of $102,508 at December 31, 2010.

Stock option transactions during 2010 and 2009 were as follows:

	2010		2009
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	1,182,729	$0.37	1,200,729	$0.38
Granted	806,500	1.11	-	-
Exercised	(1,000)	-0.10	-	-
Forfeited or Canceled	(28,250)	1.03	(18,000)	1.00
Outstanding at End of Year	1,959,979	0.73	1,182,729	0.37

Options Exercisable at Year-End	1,710,874	0.61	1,061,079	0.31

Weighted-Average Fair Value of
Options Granted During the Year	$0.39		$-

(14)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Information with respect to stock options outstanding and exercisable at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2010	Life	Price	2010	Price
$0.10 - $1.30	1,959,979	8 Years	$0.73	1,710,874	$0.61

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2010	2009
Expected Life	5.2 Years	N/A
Dividend Yield	0%	N/A
Expected Volatility	42%	N/A
Risk-Free Interest Rate	2.38%	N/A

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

Warrants
The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants.  As of December 31, 2010, warrants to purchase 1,064,778 shares of common stock were outstanding, all of which were issued as equity compensation.  Warrants may be exercised between a range of two to ten years following the date of the grant, with vesting schedules determined by the Company upon issue. Vesting periods range from 100% fully vested upon grant to four years. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods. The Company has unrecognized stock-based compensation with a weighted-average term of approximately one year of $5,150 at December 31, 2010.

The Company has an obligation to issue to one of its agents, a total of 45,000 stock warrants, which have not been issued as of December 31, 2010.  Of these warrants, all are exercisable at an aggregate purchase price of $1.10 per share, with terms of 5 years, respectively.

(15)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Stock warrant transactions for 2010 and 2009 were as follows:

	2010		2009
	Shares	Weighted - Average Redemption Price	Shares	Weighted - Average Redemption Price
Outstanding at Beginning of year	559,278	$0.18	559,278	$0.10
Granted	572,500	0.93	-
Exercised	(67,000)	0.00	-
Outstanding at end of Year	1,064,778	0.59	559,278	0.18
Warrants Redeemable at End of Year	1,052,278	0.59	534,278	0.14
Weighted-Average Fair Value of Warrants Issued During the Year	$0.40		$-

Information with respect to warrants outstanding and exercisable at December 31, 2010 is as follows:

	Warrants Outstanding			Warrants Redeemable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Redeemable	Weighted -
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Redemption	December 31,	Redemption
Prices	2010	Life	Price	2010	Price
$0.10 - $1.10	1,064,778	5 Years	$0.59	1,052,278	$0.59

The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants issued.

	2010	2009
Expected Life	5.0	N/A
Dividend Yield	0%	N/A
Expected Volatility	46%	N/A
Risk-Free Interest Rate	2.25%	N/A

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

(16)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7	INCOME TAXES

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2010	2009

Tax Operating Loss Carryforward	$2,570,000	$1,846,000
Accelerated Depreciation	(73,000)	(27,000)
Valuation Allowance	(2,497,000)	(1,819,000)
	$-	$-

The valuation allowance increased approximately $678,000, primarily as a result of the increased net operating losses.

As of December 31, 2010, the Company has federal net operating loss carryforwards for income tax purposes of approximately $6,137,000 which will begin to expire in 2025. The Company also has Arizona, California and Minnesota net operating loss carryforwards for income tax purposes of approximately $4,424,000, $1,452,000 and $45,000 which will begin to expire in 2011. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration:

2010	$1,760,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025
	$6,137,000

The tax provision differs from the expense that would result from applying Federal statutory rates to income before income taxes due to the effect of state income taxes and because certain expenses are deducted for financial reporting that are not deductible for tax purposes.

(17)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Tax Benefit of 34%	$(662,384)	$(604,525)
Increase (Decrease) in Income Taxes Resulting from:
State Income Tax Benefit, Net of Federal Tax	(83,953)	(132,174)
Other	68,337	13,699
Valuation Allowance	678,000	723,000
Total	$-	$-

NOTE 8	-RELATED PARTY TRANSACTIONS

In 2009 the Company borrowed $134,000 from certain shareholders for use in operations.  The balance at December 31, 2009 was $134,000.  The advances bore no interest and were repaid in January 2010.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with one of its Board of Directors that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts.  The advances bear interest at a rate of 18% annually and are secured by receivables from the contract.  Total borrowings under the line of credit as of December 31, 2010 were $197,000.

The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company but the revenue for years ending 2010 and 2009 were $69,495 and $ 58,351, respectively, and there was a trade accounts receivable balance of $5,859 and $0 at December 31, 2010 and 2009.

NOTE 9	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by SFAS No. 128, “Earnings Per Share“(“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  The Company had net losses for the years ended December 31, 2010 and 2009 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2010 and 2009. Total common stock equivalents that could be convertible into common stock were 2,808,152 and 1,832,857 for 2010 and 2009, respectively.

(18)

IVEDA SOLUTIONS, INC.
(FORMERLY IVEDA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Basic EPS
Net Loss	$(1,948,263)	$(1,778,015)
Weighted Average Shares	13,998,210	12,404,941
Basic Loss Per Share	$(0.14)	$(0.14)

NOTE 10	SUBSEQUENT EVENTS (UNAUDITED)

On or about March 24, 2011 the Company raised $30,000 in two private placement transactions.

(19)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2011.

IVEDA SOLUTIONS, INC.

By:	/s/ David Ly
David Ly
Chief Executive Officer, President (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

/s/ David Ly	Chief Executive Officer
David Ly	(Principal Executive Officer)

/s/ Steve Wollach	Chief Financial Officer
Steve Wollach	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director
Joseph Farnsworth

/s/ Gregory Omi	Director
Gregory Omi

/s/ James D. Staudohar	Director
James D. Staudohar