Form 10-Q
period 2011-03-31
Iveda Solutions, Inc.
filed 2011-05-12
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of May 9, 2011, 16,249,257 shares of the registrant’s common stock, par value $0.00001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.
BALANCE SHEETS

	March 31, 2011
	(Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$250,455	$355,343
Accounts Receivable	173,908	361,686
Prepaid Expenses	1,985	4,532
Inventory	3,010	4,651
Total Current Assets	429,358	726,212

PROPERTY AND EQUIPMENT
Office Equipment	212,040	212,040
Furniture and Fixtures	27,805	27,805
Software	47,966	47,966
Leased Equipment	247,792	247,792
Leasehold Improvements	36,964	36,964

Total Property and Equipment	572,567	572,567

Less: Accumulated Depreciation	287,417	262,490

Property and Equipment, Net	285,150	310,077

OTHER ASSETS
Deposits	9,014	10,214

Total Assets	$723,522	$1,046,503

	March 31, 2011 (Unaudited)	December 31, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$237,690	$180,352
Accrued Expenses	72,290	77,576
Current Portion of Capital Lease Obligations	32,726	48,395
Due to Related Parties	197,000	197,000
Deferred Revenue	6,686	11,618

Total Current Liabilities	546,392	514,941

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	13,953	13,609
Total Liabilities	560,345	528,550

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of March 31, 2011 and December 31, 2010

Common Stock, $0.00001 par value; 100,000,000 shares authorized; 13,694,257 and 13,664,257 shares issued and outstanding, as of March 31, 2011 and December 31, 2010, respectively	137	137
Additional Paid-In Capital	7,298,655	7,212,914
Accumulated Deficit	(7,135,615)	(6,695,098)
Total Stockholders' Equity	163,177	517,953

Total Liabilities and Stockholders' Equity	$723,522	$1,046,503

See accompanying Notes to Condensed Financial Statements

IVEDA SOLUTIONS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010
	(unaudited)	(unaudited)

REVENUE	$283,903	$112,682

COST OF REVENUE	172,506	99,025

GROSS PROFIT	111,397	13,657

OPERATING EXPENSES	537,606	545,337

LOSS FROM OPERATIONS	(426,209)	(531,680)

OTHER INCOME (EXPENSE)
Interest Income	261	354
Interest Expense	(14,569)	(6,589)
Total Other Income (Expense)	(14,308)	(6,235)

LOSS BEFORE INCOME TAXES	(440,517)	(537,915)

BENEFIT FOR INCOME TAXES	-	-

NET LOSS	$(440,517)	$(537,915)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)

See accompanying Notes to Condensed Financial Statements

IVEDA SOLUTIONS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011 (Unaudited)	2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(440,517)		$(537,915)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation	24,927		20,181
Stock Compensation	55,741		81,700
(Increase) Decrease in Operating Assets:
Accounts Receivable	187,778		4,806
Prepaid Expense	2,547		(669)
Inventory	1,641		-
Security Deposits	1,200		-
Accounts Payable	57,338		(131,495)
Accrued Expenses	(5,286)		(154,540)
Deferred Revenue	(4,932)		(4,756)
Net cash used in operating activities	(119,563)		(722,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments to) Related Parties	-		(134,000)
Payments on Capital Lease Obligations	(15,325)		(18,780)
Common Stock Issued, net of Cost of Capital	30,000		1,536,075
Net cash provided by financing activities	14,675		1,383,295
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(104,888)		660,607

Cash and Cash Equivalents - Beginning of Period	355,343		17,672

CASH AND CASH EQUIVALENTS - END OF PERIOD	$250,455		$678,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$-		$-

Debt Converted to Stock	$-		$50,000
Common Stock Subscription Receivable	$-	$
Interest Paid	$14,569		$6,589
Property and Equipment Purchased via Capital Lease	$-		$2,499

See accompanying Notes to Condensed Financial Statements

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  The operating results and cash flows for the three-month period ended March 31, 2011, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2011 or for future periods.

The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, contingencies and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such SEC rules and regulations.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Iveda Solutions, Inc. (the “Company”) will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has generated an accumulated deficit from operations of approximately $7.1 million at March 31, 2011 and has used approximately $120,000 in cash from operations through the current three months ended March 31, 2011. As a result, a risk exists regarding our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional equity and/or debt financing.

•	The Company plans to establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	The Company may evaluate and consider merger and/or acquisition activities.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from three customers represented approximately 63% (24%, 15%, 13% and 11%) of total revenues for the three months ended March 31, 2011 and approximately 81% of total accounts receivable at March 31, 2011.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Reclassification

Certain amounts in 2010 have been reclassified to conform to the 2011 presentation.

NOTE 2	EQUITY

Preferred Stock

The Company has 100,000,000 shares of $0.00001 par value preferred stock authorized to issue. No shares have been issued and the rights and privileges of this class of stock have not been defined.

Common Stock

During the three month period ended March 31, 2011, the Company issued 30,000 shares of Common Stock in five private placement transactions.

During the three month period ended March 31, 2011, the Company issued and had outstanding additional warrants to purchase 45,000 shares of Common Stock at $1.10.  These warrants were issued as a cost of capital.

NOTE 3	STOCK OPTION PLAN

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

Stock option transactions during the three months ended March 31, 2011 were as follows:

	Three months ended March 31, 2011
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	1,959,979	$0.73
Granted	207,000	1.02
Exercised	-	-
Forfeited or Canceled	(20,875)	1.09
Outstanding at End of Period	2,146,104	0.69

Options Exercisable at Period-End	1,831,200	0.64

Weighted-Average Fair Value of Options Granted During the Period	$0.32

Information with respect to stock options outstanding and exercisable as of March 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2011	Life	Price	2011	Price
$0.10 - $1.30	2,146,104	8.3 Years	$0.69	1,831,200	$0.64

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2011
Expected Life	4.8 yr
Dividend Yield	0%
Expected Volatility	40.00%
Risk-Free Interest Rate	2.06%

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

NOTE 4	RELATED PARTY TRANSACTIONS

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending March 31, 2011 was $16,718 and there was a trade accounts receivable balance of $5,859 at March 31, 2011.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with one of its Board of Directors that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts.  The advances bear interest at a rate of 18% annually and are secured by receivables from the contract.  Total borrowings under the line of credit as of March 31, 2011 were $197,000.  The note balance plus accrued interest was repaid in full, in April 2011.

NOTE 5	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  The Company had net losses for the three months ended March 31, 2011 and 2010 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options and warrants to purchase common shares (totaling 2,928,478 potential shares) were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010.

Basic EPS	3 Months Ending March 31, 2011	3 Months Ending March 31, 2010
Net Loss	$(440,517)	$(537,915)
Weighted Average Shares	13,666,813	13,722,655
Basic and Diluted Loss Per Share	$(0.03)	$(0.04)

NOTE 6	SUBSEQUENT EVENTS

On April 30, 2011, the Company closed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (“MegaSys”) pursuant to (a) an amended share exchange agreement (the “Share Exchange Agreement”), and (b) a side agreement (the “Side Agreement”), each by and among the Company, MegaSys and the shareholders of MegaSys (the “MegaSys Shareholders”), pursuant to which, among other things, (i) the Company acquired 100% of the issued and outstanding shares of MegaSys common stock (the “MegaSys Common Stock”) in exchange for the issuance of common stock of the Company (“Iveda Common Stock”) to the MegaSys Shareholders, and (ii) MegaSys became a wholly owned subsidiary of Iveda.  The Agreement and Side Agreement, both dated March 21, 2011, together replace and supersede a share exchange agreement among the parties previously entered into on January 31, 2011.

Under the terms of the Agreement, which was approved by the boards of directors of both companies, the MegaSys Shareholders will deliver all of the issued and outstanding shares of MegaSys Common Stock in exchange for 1,700,000 shares of Iveda Common Stock.  The Side Agreement provides that the MegaSys Shareholders will be entitled up to an additional 2,000,000 shares upon achievement of certain agreed financial milestones.

In five private placement transactions during the period beginning on April 1, 2011 and ending on May 6, 2011, the Company raised approximately $590,000 in exchange for an aggregate of 725,000 shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Iveda, ” and “the Company” refer to the business of Iveda Solutions, Inc.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2010. Such policies are unchanged.

Overview

Iveda Solutions, Inc. began operations on January 24, 2005 under the name IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”).  On October 15, 2009, IntelaSight became a wholly-owned operating subsidiary of Iveda Corporation (formerly known as Charmed Homes, Inc.), a Nevada corporation, through a merger.  All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation, which changed its name to Iveda Solutions, Inc.  On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (“MegaSys”).  As of April 30, 2011, MegaSys is a wholly owned subsidiary of the Company.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception, we have accumulated net losses in the approximate amount of $7.1 million. As of March 31, 2011, we had shareholder equity of approximately $163,000, which significantly limits our ability to absorb continuing operating losses in the future. As a result, our ability to continue as a going concern is uncertain.

Results of Operations

Revenue. We recorded revenue of $283,903 for the three months ended March 31, 2011, compared to $112,682 for the three months ended March 31, 2010, an increase of $171,682 or 152%. In the first quarter of 2011, our recurring revenue was $119,589 or 42% of revenue and our equipment sales and installation revenue was $164,314 or 58% of revenue, compared to recurring service revenue of $100,444 or 89% of revenue, and equipment sales and installation revenue of $12,238 or 11% of revenue for the same period in 2010. The increase in revenue was due to an increase in recurring revenue derived from video hosting and real-time surveillance services over the past year as well as an increase in equipment sales and installation revenue.

Cost of Revenue. Total cost of revenue was $172,506 (61% of revenues; gross margin of 39%) for the three months ended March 31, 2011, compared to $99,025 (88% of revenues; gross margin of 12%) for the three months ended March 31, 2010, an increase in gross margin of $97,740 or 716%. The increase in gross margin to 39% in the first quarter of 2011 from 12% in the first quarter of 2010 was primarily due to the increase in recurring revenue with higher gross margin, equipment sales and installation. In addition, the increase in revenue resulted in increased margins and better utilization of our infrastructure fixed costs.

Operating Expenses. Operating expenses were $537,606 for the three months ended March 31, 2011, compared to $545,337 for the three months ended March 31, 2010, a decrease of $7,731 or 1.5%. The $7,731 decrease in operating expenses was primarily related to a combination of a decrease in wages and stock compensation, offset by an increase in merger and acquisition costs.

Loss from Operations. Notwithstanding the increases in revenues and related gross profit, as well as a decrease in operating expenses, the Company had a loss from operations. The loss from operations decreased to $426,209 for the three months ended March 31, 2011, compared to $531,680 for the three months ended March 31, 2010, a decrease in loss of $105,471 or 20%.

Other Expense-Net. Other expense-net was $14,308 for the three months ended March 31, 2011, compared to $6,235 for the three months ended March 31, 2010, an increase of $8,073 or 129%. This was due to the Line of Credit Promissory Note which increased our interest expense.

Net Loss. Our net loss decreased to $440,517 for the three months ended March 31, 2011 from $537,915 for the three months ended March 31, 2010, which was a decrease of $97,398 or 18%.  This decrease was primarily due to an increase in revenues.

Liquidity and Capital Resources

We had cash and cash equivalents of $250,455 on March 31, 2011.  The decrease in cash from $355,343 as of December 31, 2010 was due to continued net losses and less capital raised during the period.

Net cash used in operating activities during the three months ended March 31, 2011 and for the three months ended March 31, 2010 was $119,563 and $722,688, respectively. Cash used in operating activities for the three months ended March 31, 2011 and 2010, respectively, consisted primarily of the net loss from operations.

Net cash provided by financing activities for the three months ended March 31, 2011, was $14,675, related primarily to the sale of common stock.

At December 31, 2010, we had approximately $4.4 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2010 or through the first quarter of 2011. Our operating loss carry forwards expire starting in 2010 and continuing through 2028.

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

We believe that our cash on hand as of March 31, 2011 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term.  We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

On September 15, 2010, the Company, as borrower, issued a Line of Credit Promissory Note (the “Note”) to Gregory Omi, a director of the Company, as lender, in the principal sum of up to Three Hundred Fifty Thousand Dollars ($350,000).  The line of credit will be used for the sole purpose of purchasing equipment, software, and other infrastructure-related items to fulfill commitments to a government agency in Mexico.  The unpaid principal of the line of credit shall bear simple interest at the rate of 1.5% per month or 18% per annum.  The principal balance of the Note shall be due and payable no later than six months after each disbursement.  The Note was secured by receivables from the government agency in Mexico.  As of March 31, 2011, the balance of the Note was $197,000.  The balance was repaid in full in April 2011.

Four customers each represented greater than 10% (24%, 15%, 13% and 11%) of total revenue for the three months ended March 31, 2011. In related party transactions, entities owned by Ross Farnsworth, either through a family partnership or through his majority owned limited liability company (6% of total revenues), have been customers since 2005 and are no longer under long-term service contracts with the Company. As a result, the Farnsworth entities could terminate their service with the Company without penalty.  No other customers represented greater than 10% of total revenues in the three months ended March 31, 2011.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Recent Developments

On April 30, 2011, the Company closed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (“MegaSys”) pursuant to (a) an amended share exchange agreement (the “Share Exchange Agreement”), and (b) a side agreement (the “Side Agreement”), each by and among the Company, MegaSys and the shareholders of MegaSys (the “MegaSys Shareholders”), pursuant to which, among other things, (i) the Company acquired 100% of the issued and outstanding shares of MegaSys common stock (the “MegaSys Common Stock”) in exchange for the issuance of common stock of the Company (“Iveda Common Stock”) to the MegaSys Shareholders, and (ii) MegaSys became a wholly owned subsidiary of Iveda.  The Agreement and Side Agreement, both dated March 21, 2011, together replace and supersede a share exchange agreement among the parties previously entered into on January 31, 2011.

Under the terms of the Agreement, which was approved by the boards of directors of both companies, the MegaSys Shareholders will deliver all of the issued and outstanding shares of MegaSys Common Stock in exchange for 1,700,000 shares of Iveda Common Stock.  The Side Agreement provides that the MegaSys Shareholders will be entitled up to an additional 2,000,000 shares upon achievement of certain agreed financial milestones.

In five private placement transactions during the period beginning on April 1, 2011 and ending on May 6, 2011, the Company raised approximately $590,000 in exchange for an aggregate of 725,000 shares of the Company’s common stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosures in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2011.

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

Identified Material Weakness

Personnel and Segregation of Duties:  As of March 31, 2011, the Company had only one employee knowledgeable in SEC accounting and reporting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

 Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On December 14, 2010, Iveda was named as a defendant in a lawsuit filed in United States District Court for the Central District of California.  In addition, on April 11, 2011, Iveda was named as a defendant in a lawsuit filed in United States District Court for the District of Delaware.  Both complaints suits allege that Iveda’s Real Time Remote Video Surveillance System infringes patents licensed by the respective plaintiffs and seeks adjudications that the specified patents have been infringed, awards of unspecified damages and permanent injunctions enjoining further acts of infringement. See Joao Control & Monitoring Systems of California, LLC v. Acti Corporation Inc., et al., No. 10-CV-01909 (C.D. Cal.) (December 15, 2010) and Walker Digital, LLC v. Arrow Security, Inc., No. 10-CV-00310 (D. Del.) (April 11, 2011).  While the Company is not in a position to assess the probability or likelihood of an unfavorable outcome in these matters at the current time, Iveda intends to vigorously defend against these allegations.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to issuances of equity securities previously reported on Form 8-K, the Company made the following additional issuances of equity securities during the reporting period:

•	On March 22, 2011, the Company received $20,000 and will issue 5,000 shares of the Company’s common stock to each of Shirley Call, Kathleen Connal, Hans Peyer and Charles Thomas.

•	On March 24, 2011, the Company received $10,000 and will issue 10,000 shares of the Company’s common stock to the John L. Broan revocable trust.

These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1
Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 8-K filed on 3/24/2011)

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

10.7	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Form 8-K filed on 10/21/2009)
10.8	Consulting Agreement, dated January 4, 2010, by and between Iveda Corporation and IEP Services, Inc. (Incorporated by reference to Form S-8 filed on 2/4/2010)
10.9	Consulting Agreement, dated January 18, 2010, by and between Iveda Corporation and Clemens Titzck (Incorporated by reference to Form S-8 filed on 2/4/2010)
10.10	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)
10.11	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)
10.12	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.13	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)
10.14	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)
10.15
Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011)

10.16	Employment Offer Letter for Alex Kuo, dated April 26, 2011 (Incorporated by reference to Form 8-K filed on 5/5/2011)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: May 12, 2011	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman

Date: May 12, 2011		/s/ Steven G. Wollach
Steven G. Wollach
Principal Accounting Officer, Chief Financial Officer, Treasurer