Form 10-Q
period 2011-06-30
Iveda Solutions, Inc.
filed 2011-08-15
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Class	Outstanding as of June 30, 2011
Common stock, $0.00001 par value	16,619,229

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$594,760	$355,343
Accounts Receivable, net	943,021	361,686
Note Receivable	19,159	-
Advances to Suppliers	19,943	-
Deposits	251,801	-
Advances to Employees	29,339	-
Inventory	133,322	4,651
Prepaid Expenses and Other Current Assets	49,271	4,532
Total Current Assets	2,040,616	726,212

PROPERTY AND EQUIPMENT
Office Equipment	226,108	212,040
Furniture and Fixtures	28,785	27,805
Software	53,508	47,966
Leased Equipment	252,145	247,792
Leasehold Improvements	43,972	36,964
Total Property and Equipment	604,518	572,567
Less: Accumulated Depreciation	311,597	262,490
Property and Equipment, Net	292,921	310,077

OTHER ASSETS
Deposits	9,014	10,214
Restricted Cash	13,852	-
Intangible Assets	322,333	-
Goodwill	1,796,710	-

Total Assets	$4,475,446	$1,046,503

	June 30, 2011 (Unaudited)	December 31, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$294,614	$180,352
Accrued Expenses	62,872	77,576
Current Portion of Capital Lease Obligations	32,726	48,395
Due to Related Parties	-	197,000
Bank Loans –Short Term	195,476	-
Income Tax Payable	5,901	-
Notes Payable	26,394	-
Deferred Tax Liability	50,019	-
Deferred Revenue	54,349	11,618

Total Current Liabilities	722,351	514,941

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	2,815	13,609
Total Liabilities	725,166	528,550

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of June 30, 2011 and December 31, 2010
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 18,619,229 (includes 2,000,000 shares reserved for issuance) and 13,664,257 shares issued and outstanding, as of June 30, 2011 and December 31, 2010, respectively

	186	137
Additional Paid-In Capital	12,072,317	7,212,914
Accumulated Comprehensive Income	(8,971)	-
Accumulated Deficit	(8,313,252)	(6,695,098)
Total Stockholders' Equity	3,750,280	517,953

Total Liabilities and Stockholders' Equity	$4,475,446	$1,046,503

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$575,168	$193,501	$859,071	$306,183

COST OF REVENUE	466,157	122,583	638,663	221,608

GROSS PROFIT	109,011	70,918	220,408	84,575

OPERATING EXPENSES	1,286,670	480,090	1,824,276	1,025,427

LOSS FROM OPERATIONS	(1,177,659)	(409,172)	(1,603,868)	(940,852)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	647	-	647	-
Interest Income	225	277	486	631
Interest Expense	(5,737)	(4,654)	(20,306)	(11,243)
Total Other Income (Expense)	(4,865)	(4,377)	(19,173)	(10,612)

LOSS BEFORE INCOME TAXES	(1,182,524)	(413,549)	(1,623,041)	(951,464)

BENEFIT FOR INCOME TAXES	4,887	-	4,887	-

NET LOSS	$(1,177,637)	$(413,549)	$(1,618,154)	$(951,464)

Foreign Currency Translation	(8,971)		(8,971)

NET COMPREHENSIVE LOSS	$(1,186,608)		$(1,627,125)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.03)	$(0.11)	$(0.07)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months ending June 30, 2011 (Unaudited)	Six Months ending June 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,618,154)	$(951,464)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation and Amortization	58,645	40,361
Stock Compensation	665,702	94,700
(Increase) Decrease in Operating Assets:
Accounts Receivable	1,503	(45,438)
Notes Receivable	(5,858)	-
Prepaid Expense	(12,168)	(669)
Inventory	(7,807)	-
Advance to Suppliers	(2,657)	-
Advance to Employees	(10,035)	-
Deposit	6,101	-
Other Current Assets	(9,703)	-
Accounts Payable	(10,909)	(140,348)
Notes Payable	(44,788)	-
Accrued Expenses	(81,157)	(186,760)
Tax Payable	(223,657)	-
Other Payable	9,335	-
Deferred Revenue	15,680	(3,539)
Net cash used in operating activities	(1,269,927)	(1,193,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	740,561	-
Purchase of Property and Equipment	(8,964)	(6,675)
Net cash provided used in investing activities	731,597	(6,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments to) Related Parties	(70,374)	(134,000)
Payments on Capital Lease Obligations	(30,816)	(38,206)
Common Stock Issued, net of Cost of Capital	891,750	1,536,075
Net cash provided by financing activities	790,560	1,363,869

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,813)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	239,417	164,037

Cash and Cash Equivalents - Beginning of Period	355,343	17,672

CASH AND CASH EQUIVALENTS - END OF PERIOD	$594,760	$181,709

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$224,702	$-
Debt Converted to Stock	$-	$50,000
Interest Paid	$20,350	$11,243
Property and Equipment Purchased via Capital Lease	$4,353	$5,300
Issuance of Common Stock for Acquisition	$3,302,000	-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 31, 2011 AND 2010

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  The operating results and cash flows for the six-month period ended June 30, 2011, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2011 or for future periods.

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

                   Consolidation

Effective April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. The consolidated financial statements include the accounts of the Company and MegaSys (from May 1, 2011 through June 30, 2011). All intercompany balances and transactions have been eliminated in consolidation. See Note 6.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has generated an accumulated deficit from operations of approximately $8.3 million at June 30, 2011 and has used approximately $1.3 million in cash from operations through the current six months ended June 30, 2011. As a result, a risk exists regarding our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from two customers represented approximately 43% (27% and 16%) of total revenues for the six months ended June 30, 2011 and approximately 40% of total accounts receivable at June 30, 2011.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys.  Such assets are being amortized over their estimated useful lives ranging from five to ten years.

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired.  Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States.  The operations and the customer base conducted in the foreign countries are similar to the United States operations.  The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets
Asia	$381,063	$1,141,273
Mexico	$174,664	-

Furthermore, due to operations in various geographic locations, the Company is susceptible to changes in national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities that may have a material adverse effect on the Company’s future operations and results.

The Company is required to collect certain taxes and fees from customers on behalf of government agencies and remit these back to the applicable governmental agencies on a periodic basis.  These taxes and fees are legal assessments to the customer, which the Company has a legal obligation to act as a collection agent.  Because the Company does not retain these taxes and fees, the Company does not include such amounts in revenue.  The Company records a liability when the amounts are collected and relieves the liability when payments are made to the applicable governmental agencies.

Reclassification

Certain amounts in 2010 may have been reclassified to conform to the 2011 presentation.

NOTE 2	BANK LOANS—SHORT TERM

The Company has short term loans with two banks in Asia.  The loans bear interest at 3.2% and 3.6% and are due in October and December 2011.

NOTE 3	EQUITY

Preferred Stock

The Company has 100,000,000 shares of $0.00001 par value preferred stock authorized to issue. No shares have been issued and the rights and privileges of this class of stock have not been defined.

Common Stock

During the six months ended June 30, 2011, the Company issued a total of 2,954,972 shares of Common Stock, 1,004,974 in private placement transactions and 1,950,000 shares related to the acquisition of MegaSys (including 250,000 shares issued to a consultant in connection with the transaction).

During the six month period ended June 30, 2011, the Company issued and had outstanding additional warrants to purchase 45,000 shares of Common Stock at $1.10.  These warrants were issued as a cost of capital for shares sold during this period.

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

Stock option transactions during the six months ended June 30, 2011 were as follows:

	Six months ended June 30, 2011
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	1,959,979	$0.73
Granted	1,107,000	1.00
Exercised	-	-
Forfeited or Canceled	(145,417)	1.02
Outstanding at End of Period	2,921,562	0.77

Options Exercisable at Period-End	2,754,562	0.76

Weighted-Average Fair Value of
Options Granted During the Period	$0.37

Information with respect to stock options outstanding and exercisable as of June 30, 2011, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable At June 30, 2011	Weighted - Average Exercise Price
$0.10 - $1.30	2,921,562	8.9 Years	$0.77	2,754,562	$0.76

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

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending June 30, 2011 was $33,981, and there was a trade accounts receivable balance of $5,670 at June 30, 2011.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with one of its Board of Directors that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts.  The advances bear interest at a rate of 18% annually and are secured by receivables from the contract. The note balance of $197,000 plus accrued interest was repaid in full in April 2011. As of June 30, 2011, there was zero balance under the line of credit.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  The Company had net losses for the three months and six months ended June 30, 2011 and 2010, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options and warrants to purchase common shares (totaling 4,031,341 potential shares at June 30, 2011) were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2011 and 2010.

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
Basic EPS	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Loss	$(1,186,991)	$(413,549)	$(1,627,508)	$(951,464)
Weighted Average Shares	15,689,574	14,678,508	14,683,781	14,079,921
Basic and Diluted Loss Per Share	$(0.08)	$(0.03)	$(0.11)	$(0.07)

NOTE 7	ACQUISITION OF MEGASYS

On April 30, 2011, the Company completed its acquisition of MegaSys. The Company issued 1,700,000 shares of its common stock, which was valued at $0.98 per share (market value on the date of acquisition). In addition, the Company is committed to the issuance of an additional 2,000,000 shares of its common stock (valued at $1,636,000) if certain financial goals are obtained by MegaSys.

The preliminary purchase price allocation based on qualified independent valuation is as follows:

Cash	$740,561
Accounts Receivable	588,726
Property and Equipment	20,678
Other Assets	458,523
Intangible Assets	330,000
Goodwill	1,796,710
Liabilities Assumed	(633,198)
Total Purchase Price	$3,302,000

In connection with the acquisition, the Company also issued 250,000 shares to a consultant who advised the Company on its acquisition. The value of the shares issued ($245,000) is reflected in the Statement of Operations for the periods ended June 30, 2011.

NOTE 8	SUBSEQUENT EVENTS

In July 2011, the Company issued 170,000 shares of Common Stock under a private placement memorandum at $1.00 per share in six private placement transactions.

In July 2011, the Company’s office space lease expired, and the Company signed an addendum to the current lease that will extend the lease for another five years. The Company will increase its space from 3667 square feet to 5779 square feet at a much favorable rate per square footage. The new space is sufficient for the Company’s near future growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, which involve risks and uncertainties, including statements regarding our capital needs, business strategy, and expectations.  For a discussion of certain risks related to the statements, please see Part I, “Item IA, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (filed on March 30, 2011).  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Iveda,” and “the Company” refer to the business of Iveda Solutions, Inc.

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

The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving, and real-time remote surveillance services with a proprietary reporting system, DSR™ (Daily Surveillance Report), to a variety of businesses and organizations. By consolidating computer power into a single location at the server level, the Company creates efficiencies due to economies of scale leveraging cloud computing, which offers more features and flexibility compared to traditional box systems. The Company has a SAFETY Act Designation by the Department of Homeland Security as an anti-terrorism technology provider. The Company’s principal sources of revenue are derived from our video hosting real-time surveillance and equipment sales and installation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception, we have accumulated net losses in the approximate amount of $8.2 million. For the six months ended June 30, 2011, we used approximately $1.3 million in cash from operations, which significantly limits our ability to absorb continuing operating losses in the future. As a result, our ability to continue as a going concern is uncertain.

Results of Operations

Revenue. We recorded revenue of $575,168 for the three months ended June 30, 2011, compared to $193,501 for the three months ended June 30, 2010, an increase of $381,667 or 197%. In the second fiscal quarter of 2011, our recurring service revenue was $115,941 or 20% of revenue, and our equipment sales and installation revenue was $459,227 or 80% of revenue, compared to recurring service revenue of $110,147 or 57% of revenue, and equipment sales and installation revenue of $83,353 or 43% of revenue for the same period in 2010. The increase in revenue was due to the inclusion of revenue from MegaSys   for May and June 2011.

We recorded revenue of $859,071 for the six months ended June 30, 2011, compared to $306,183 for the six months ended June 30, 2010, an increase of $552,888 or 181%. In the first six months of 2011, our recurring service revenue was $235,530 or 27% of revenue, and our equipment sales and installation revenue was $623,541 or 73% of revenue, compared to recurring service revenue of $210,592 or 69% of revenue, and equipment sales and installation revenue of $95,592 or 31% of revenue for the same fiscal period in 2010. The increase in revenue was due to the inclusion of revenue from MegaSys for May and June 2011.

Cost of Revenue. Total cost of revenue was $466,177  (81% of revenues; gross margin of 19%) for the three months ended June 30, 2011, compared to $122,583 (63% of revenue; gross margin of 37%) for the three months ended June 30, 2010, an increase of $343,574 or 280%.  The increase of cost of revenue and decrease of gross margin was primarily due to the increase of equipment sales and installation, which normally garner lower gross margin.

Total cost of revenue was $638,663 (74% of revenues; gross margin of 26%) for the six months ended June 30, 2011, compared to $221,608  (73% of revenues; gross margin of 27%) for the six months ended June 30, 2010, an increase of  $417,055 or 188%. There was only a slight decrease in gross margin for the six months ended June 30, 2011, because only two months of MegaSys’ equipment sales and installation revenue, with normally lower gross margin, were included in the consolidated revenue. Thus, it has very low impact on the gross margin for the six-month period ended June 30, 2011.

Operating Expenses. Operating expenses were $1,286,670 for the three months ended June 30, 2011, compared to $480,090 for the three months ended June 30, 2010, an increase of $806,580 or 168%.  The increase in operating expenses was primarily related to professional expenses incurred in the acquisition of MegaSys and the recording of non-cash stock compensation expense for options issued to employees.

Operating expenses were $1,824,276 for the six months ended June 30, 2011, compared to $1,025,427 for the six months ended June 30, 2010, an increase of $798,849 or 78%. The increase in operating expenses was primarily related to expenses incurred in the acquisition of MegaSys and the recording of non-cash stock compensation expense issued to employees.

Loss from Operations. As a result of the increases in revenues and related gross profit, but a greater increase in operating expenses, the loss from operations increased to $1,177,659 for the three months ended June 30, 2011, compared to $409,172 for the three months ended June 30, 2010, an increase in loss of $768,487 or 188%.

As a result of the overall increase in operating expenses, loss from operations increased to $1,603,868 for the six months ended June 30, 2011, compared to $940,852 for the six months ended June 30, 2010, an increase in loss of $663,016 or 70%.

Other Expense-Net. Other expense-net was $4,865 for the three months ended June 30, 2011, compared to $4,377 for the three months ended June 30, 2010, an increase of $488 or 11%.

Other expense-net was $19,173 for the six months ended June 30, 2011, compared to $10,612 for the six months ended June 30, 20010, an increase of $8,561 or 81%.

Net Loss. The increase of $764,088 or 185% in the net loss to $1,177,637 for the three months ended June 30, 2011, from $413,549 for the three months ended June 30, 2010, was primarily the effect of reduced gross profit and increase in operating expenses.

The increase of $666,690 or 70% in the net loss to $1,618,154 for the six months ended June 30, 2011, from $951,464 for the six months ended June 30, 2010, was primarily was primarily the effect of reduced gross profit and increase in operating expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $594,760 on June 30, 2011.  The increase in cash from $355,343 as of December 31, 2010 was due to capital raised during the period and the inclusion of MegaSys.

Net cash used in operating activities during the six months ended June 30, 2011, and for the six months ended June 30, 2010, was $1,269,927 and $1,193,157, respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used by investing activities for the six months ended June 30, 2011, and the six months ended June 30, 2010, was $8,964 and $6,675 respectively for the purchase of property and equipment.

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

We believe that our cash on hand as of June 30, 2011 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term.  We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

On September 15, 2010, the Company, as borrower, issued a Line of Credit Promissory Note (the “Note”) to Gregory Omi, a director of the Company, as lender, in the principal sum of up to Three Hundred Fifty Thousand Dollars ($350,000).  The line of credit will be used for the sole purpose of purchasing equipment, software, and other infrastructure-related items to fulfill commitments to a government agency in Mexico.  The unpaid principal of the line of credit shall bear simple interest at the rate of 1.5% per month or 18% per annum.  The principal balance of the Note shall be due and payable no later than six months after each disbursement.  The Note was secured by receivables from the government agency in Mexico.  As of March 31, 2011, the balance of the Note was $197,000.  It was repaid in full in April 2011.

Two customers represented greater than 10% (27% and 16%) of total revenue for the six months ended June 30, 2011. No other customers represented greater than 10% of total revenues in the six months ended June 30, 2011.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Recent Developments

In July 2011, the Company issued 170,000 shares of Common Stock under a private placement memorandum at $1.00 per share in six private placement transactions.

In July 2011, the Company’s office space lease expired, and the Company signed an addendum to the current lease that will extend the lease for another five years. The Company will increase its space from 3667 square feet to 5779 square feet at a much more favorable rate per square footage. The new space is sufficient for the Company’s near future growth.

             On August 1, 2011, the Company hired a Controller.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosures in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for our U.S. operations.  We are in the process of evaluating our internal controls over financial reporting for MegaSys.

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

Identified Material Weakness

Personnel and Segregation of Duties:  As of June 30, 2011, the Company had only one employee knowledgeable in SEC accounting and reporting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

 Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On December 14, 2010, Iveda was named as a defendant in a lawsuit filed in United States District Court for the Central District of California.  In addition, on April 11, 2011, Iveda was named as a defendant in a lawsuit filed in United States District Court for the District of Delaware.  Both complaints allege that Iveda’s Real Time Remote Video Surveillance System infringes patents licensed by the respective plaintiffs and seek adjudications that the specified patents have been infringed, awards of unspecified damages and permanent injunctions enjoining further acts of infringement. See Joao Control & Monitoring Systems of California, LLC v. Acti Corporation Inc., et al., No. 10-CV-01909 (C.D. Cal.) (December 15, 2010) and Walker Digital, LLC v. Arrow Security, Inc., No. 10-CV-00310 (D. Del.) (April 11, 2011).  While the Company is not in a position to assess the probability or likelihood of an unfavorable outcome in these matters at the current time, Iveda intends to vigorously defend against these allegations.

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

In addition to issuances of equity securities previously reported on Form 8-K, the Company made the following additional issuances of equity securities during the reporting period:

The Company received a total of $887,500 and issued 1,024,974 shares of Company’s common stock to thirteen difference entities. All issuances were at $1 per share, except for three transactions that were discounted 15% of market price.

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

3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/27/2007)

3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/27/2007)

3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K filed on 12/15/2008)

3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009)

4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Form 8-K filed on 10/21/2009)

4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011)

4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Form S-4/A2 filed on 8/22/2009)

10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

10.4
Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Form 8-K filed on 10/21/2009)

10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.11
Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011)

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

IVEDA SOLUTIONS, INC.
(Registrant)

Date: August 15, 2011	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman