Form 10-Q
period 2011-09-30
Iveda Solutions, Inc.
filed 2011-11-14
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2222203 (I.R.S. Employer Identification No.)
1201 South Alma School Road, Suite 4450, Mesa, Arizona (Address of principal executive offices)	85210 (Zip Code)

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Class	Outstanding as of September 30, 2011
Common stock, $0.00001 par value	17,009,229

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$466,966	$355,343
Accounts Receivable, net	959,457	361,686
Note Receivable	17,693	-
Advances to Suppliers	16,420	-
Deposits	220,512	-
Inventory	143,037	4,651
Prepaid Expenses and Other Current Assets	85,506	4,532
Total Current Assets	1,909,591	726,212

PROPERTY AND EQUIPMENT
Office Equipment	228,450	212,040
Furniture and Fixtures	56,291	27,805
Software	42,544	47,966
Leased Equipment	252,145	247,792
Leasehold Improvements	36,964	36,964
Total Property and Equipment	616,394	572,567
Less: Accumulated Depreciation	308,140	262,490
Property and Equipment, Net	308,254	310,077

OTHER ASSETS
Deposits	9,015	10,214
Restricted Cash	62,848	-
Trademarks	200,000	-
Other Intangible assets	130,000	-
Less: Accumulated Amortization	(19,167)	-
Goodwill	1,796,710	-

Total Assets	$4,397,251	$1,046,503

	September 30, 2011 (Unaudited)	December 31, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 212,148	$ 180,352
Accrued Expenses	109,389	77,576
Current Portion of Capital Lease Obligations	11,411	48,395
Due to Related Parties, net of debt discount	28,091	197,000
Bank Loans –Short Term	334,597	-
Income Tax Payable	9,433	-
Notes Payable, net of debt discount	91,107	-
Deferred Tax Liability	47,475	-
Deferred Revenue	87,128	11,618

Total Current Liabilities	930,779	514,941

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	9,946	13,609
Total Liabilities	940,725	528,550

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of September 30, 2011 and December 31, 2010
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 19,009,229 (includes 2,000,000 shares reserved for issuance) and 13,664,257 shares issued and outstanding, as of September 30, 2011 and December 31, 2010, respectively	190	137
Additional Paid-In Capital	12,492,433	7,212,914
Accumulated Comprehensive Income (Loss)	(50,837)	-
Accumulated Deficit	(8,985,260)	(6,695,098)
Total Stockholders' Equity	3,456,526	517,953

Total Liabilities and Stockholders' Equity	$ 4,397,251	$ 1,046,503

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30, 2011	Ended September 30, 2010	Ended September 30, 2011	Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$ 588,339	$ 182,416	$ 1,447,410	$ 488,600

COST OF REVENUE	472,211	115,817	1,110,875	337,425

GROSS PROFIT	116,128	66,599	336,535	151,175

OPERATING EXPENSES	778,287	604,597	2,611,916	1,630,024

LOSS FROM OPERATIONS	(662,159)	(537,998)	(2,275,381)	(1,478,849)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	968	-	1,615	-
Interest Income	40	302	525	933
Interest Expense	(1,503)	(1,760)	(21,808)	(13,003)
Total Other Income (Expense)	(495)	(1,458)	(19,668)	(12,070)

LOSS BEFORE INCOME TAXES	(662,654)	(539,456)	(2,295,049)	(1,490,919)

BENEFIT FOR INCOME TAXES	-	-	4,887	-

NET LOSS	$ (662,654)	$ (539,456)	$ (2,290,162)	$ (1,490,919)

BASIC AND DILUTED LOSS PER SHARE	$ (0.04)	$ (0.04)	$ (0.15)	$ (0.10)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended September 30, 2011 (Unaudited)	Nine Months Ended September 30, 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (2,290,162)	$ (1,490,919)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation and Amortization	96,631	57,550
Stock Compensation	704,005	217,160
(Increase) Decrease in Operating Assets:
Accounts Receivable	(55,858)	(46,508)
Notes Receivable	(5,342)	-
Prepaid Expense	(924)	(18,260)
Inventory	(24,496)	(2,041)
Deposit	6,131	-
Other Current Assets	(22,561)	-
Accounts Payable	(145,945)	(286,174)
Notes Payable	21,672	-
Tax Payable	(219,627)	-
Other Payable	9,486	-
Deferred Revenue	48,459	1,810
Net cash used in operating activities	(1,878,531)	(1,566,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	740,561	-
Purchase of Property and Equipment	(51,869)	(91,583)
Net cash provided by (used) in investing activities	688,692	(91,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments to) Related Parties	176,406	(134,000)
Payments on Capital Lease Obligations	(45,000)	(49,449)
Common Stock Issued, net of Cost of Capital	1,239,750	2,208,577
Net cash provided by financing activities	1,371,156	2,025,128

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(69,694)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	111,623	366,613

Cash and Cash Equivalents - Beginning of Period	355,343	17,672

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 466,966	$ 384,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$ 224,702	$ -
Debt Converted to Stock	$ -	$ 50,000
Interest Paid	$ 21,808	$ 11,243
Property and Equipment Purchased via Capital Lease	$ 4,353	$ 5,300
Issuance of Common Stock for Acquisition	$ 3,302,000	-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted.  The operating results and cash flows for the nine-month period ended September 30, 2011, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2011 or for future periods.

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

                   Consolidation

Effective April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. The consolidated financial statements include the accounts of the Company and MegaSys (from May 1, 2011 through September 30, 2011). All intercompany balances and transactions have been eliminated in consolidation. See Note 8.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has generated an accumulated deficit from operations of approximately $9 million at September 30, 2011 and has used approximately $1.9 million in cash from operations through the current nine months ended September 30, 2011. As a result, a risk exists regarding our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Substantially all cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit.

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from two customers represented approximately 42% (25% and 17%) of total revenues for the nine months ended September 30, 2011, and approximately 77% of total accounts receivable at September 30, 2011.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys.  Such assets are being amortized over their estimated useful lives ranging from five to ten years.  Future amortization of Intangible Assets is as follows:

Trademarks

2011

$ 5,000

2012

 20,000

2013

 20,000

2014

 20,000

2015

 20,000

Thereafter

106,667

Other Intangibles

2011

$ 6,500

2012

 26,000

2013

 26,000

2014

 26,000

2015

 26,000

Thereafter

   8,667

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired.  Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.  The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States.  The operations and the customer base conducted in the foreign countries are similar to the United States operations.  The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

Net Revenues

Net Assets

United States

$   475,850

$ 2,505,296

Asia

$   682,106

$   951,230

Mexico

$   289,454

       -

Furthermore, due to operations in various geographic locations, the Company is susceptible to changes in national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities that may have a material adverse effect on the Company’s future operations and results.

The Company is required to collect certain taxes and fees from customers on behalf of government agencies and remit these back to the applicable governmental agencies on a periodic basis.  These taxes and fees are legal assessments to the customer, for which the Company has a legal obligation to act as a collection agent.  Because the Company does not retain these taxes and fees, the Company does not include such amounts in revenue.  The Company records a liability when the amounts are collected and relieves the liability when payments are made to the applicable governmental agencies.

Reclassification

Certain amounts in 2010 may have been reclassified to conform to the 2011 presentation.

NOTE 2

BANK LOANS—SHORT TERM

The Company has short term loans with two banks in Asia.  The loans bear interest at 3.2% and 3.6% and are due in October and December 2011.  The company has chosen not to use its excess cash to pay off these loans early since the interest rate is relatively low and they are due in the near future.

NOTE 3

NOTES PAYABLE

Promissory note payable, due in September 2012,

$ 45,000

Interest payable in 45,000 warrants

Non-Interest-Bearing notes, maturity dates ranging

from October 2011 to August 2012

$ 63,016

Unamortized debt discount

$(16,909)

Notes payable, net of debt discount

$ 91,107

On September 26, 2011, the Company entered into a $45,000 promissory note agreement.  Interest on the note will be payable in 45,000 warrants at a $1.10 exercise price, exercisable within three years of issuance.  On October 24, 2011, the Board of Directors approved the issuance of warrants.  Accordingly, the Company recognized a discount of $16,909 on the principal value of the $45,000 note payable and is amortizing the discount over the twelve month life of the note.

NOTE 4

EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the nine months ended September 30, 2011, the Company issued a total of 3,344,972 shares of Common Stock, 1,394,972 in private placement transactions and 1,950,000 related to the acquisition of MegaSys (including 250,000 issued to a consultant in connection with the transaction).

During the nine-month period ended September 30, 2011, the Company issued and had outstanding additional warrants to purchase 45,000 shares of Common Stock at $1.10.  These warrants were issued as a cost of capital for shares sold during this period.

NOTE 5

STOCK OPTION PLAN

The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price that may be less than 100 percent of the fair value of the Common Stock on the date of the grant as determined by the Company's Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of four to five years.  Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as an expense on the straight-line basis over the options’ vesting periods.

Stock option transactions during the nine months ended September 30, 2011 were as follows:

	Nine months ended Sept. 30, 2011
	Shares	Weighted - Average Exercise Price

Outstanding at Beginning of Year	1,959,979	$0.73
Granted	1,733,200	0.98
Exercised	-	-
Forfeited or Canceled	(156,667)	1.02
Outstanding at End of Period	3,536,512	0.80

Options Exercisable at Period-End	2,914,862	0.77

Weighted-Average Fair Value of
Options Granted During the Period	$0.49

Information with respect to stock options outstanding and exercisable as of September 30, 2011, 2011 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	Sept. 30,	Contractual	Exercise	Sept. 30,	Exercise
Prices	2011	Life	Price	2011	Price
$0.10 - $1.30	3,536,512	8.9 Years	$ 0.80	2,914,862	$ 0.77

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

NOTE 6

RELATED PARTY TRANSACTIONS

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending September 30, 2011 was $50,704, and there was a trade accounts receivable balance of $5,670 at September 30, 2011.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with one of its Board of Directors that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts.  The advances bear interest at a rate of 18% annually and are secured by receivables from the contract. The note balance of $197,000 plus accrued interest was repaid in full in April 2011. As of September 30, 2011, there was zero balance under the line of credit.

On September 26, 2011, the Company entered into a $45,000 promissory note agreement with one of its shareholders.  Interest on the note will be payable in 45,000 warrants at a $1.10 exercise price, exercisable within three years of issuance.  On October 24, 2011, the Board of Directors approved the issuance of the warrants.  Accordingly, the Company recognized a discount of $16,909 on the principal value of the $45,000 note payable and is amortizing the discount over the 12 month life of the note.

NOTE 7

EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding.  The Company had net losses for the three months and nine months ended September 30, 2011 and 2010, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive.  Accordingly, all options and warrants to purchase common shares (totaling 4,631,291 potential shares at September 30, 2011) were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010.

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
Basic EPS	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net Loss	$ (662,654)	$ (539,456)	$ (2,290,162)	$ (1,490,919)
Weighted Average Shares	16,804,610	14,071,937	15,383,548	14,269,205
Basic and Diluted Loss Per Share	$ (0.04)	$ (0.04)	$ (0.15)	$ (0.10)

NOTE 8

BUSINESS COMBINATION

On April 30, 2011, the Company completed its acquisition of MegaSys. The Company issued 1,700,000 shares of its common stock, which was valued at $0.98 per share (market value on the date of acquisition). In addition, the Company is committed to the issuance of an additional 2,000,000 shares of its common stock (valued at $1,636,000) if certain financial goals are obtained by MegaSys.  MegaSys must achieve at least $300,000 post tax income for the year ended December 31, 2011.  For 2012, MegaSys must achieve $300,000 post tax income and increase net revenues by $1,300,000 related to the SafeCiti project from July 1, 2010 to December 31, 2012.  If these milestones are not achieved, the additional 2,000,000 shares will not be issued.

The preliminary purchase price allocation based on qualified independent valuation is as follows:

Cash	$740,561
Accounts Receivable	588,726
Property and Equipment	20,678
Other Assets	458,523
Intangible Assets	330,000
Goodwill	1,796,710
Liabilities Assumed	(633,198)
Total Purchase Price	$3,302,000

In connection with the acquisition, the Company also issued 250,000 shares to a consultant who advised the Company on its acquisition. The value of the shares issued ($245,000) is reflected in the Statement of Operations for the periods ended September 30, 2011.

The following is the unaudited pro forma condensed consolidated financial statement of the            combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the nine-month period ended September 30, 2010 and the nine-month period ended September 30, 2011 for comparability purposes.

	Nine Months Ended September 30,
	2011	2010
Total revenues	$1,976,888	$4,024,325
Total net expenses	4,233,502	4,810,598

Income (loss) before income taxes	(2,256,615)	(786,273)
Income tax provision	-	119,790

Net income (loss)	$(2,256,615)	$(906,063)

Net income (loss) per share — basic and diluted	$(0.12)	$(0.05)

NOTE 9

SUBSEQUENT EVENTS

In October 2011, the Company issued 847,500 shares of Common Stock under a private placement memorandum at $1.00 per share in thirteen private placement transactions with a mix of investors including eight individuals, three trusts and two corporations.

As of November, we have completed our private placement of $2.5 million.

On October 24, 2011, the Company authorized the issuance of warrants to purchase 47,500 of Common Stock at an exercise price of $1.10 per share, exercisable within three years of grant date, to one of its Board Members for his help in raising funds without compensation.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception, we have accumulated net losses in the approximate amount of $9 million. For the nine months ended September 30, 2011, we used approximately $1.9 million in cash from operations, which significantly limits our ability to absorb continuing operating losses in the future. As a result, our ability to continue as a going concern is uncertain.

Results of Operations

Revenue. We recorded revenue of $588,339 for the three months ended September 30, 2011, compared to $182,416 for the three months ended September 30, 2010, an increase of $405,923 or 222%. In the third fiscal quarter of 2011, our recurring service revenue was $219,333 or 37% of revenue, and our equipment sales and installation revenue was $369,006 or 63% of revenue, compared to recurring service revenue of $138,061 or 76% of revenue, and equipment sales and installation revenue of $44,355 or 24% of revenue for the same period in 2010. The increase in revenue was due to a $104,880 or 57% increase of U.S. revenue and the inclusion of revenue from MegaSys for a full quarter.

 We recorded revenue of $1,447,410 for the nine months ended September 30, 2011, compared to $488,600 for the nine months ended September 30, 2010, an increase of $958,810 or 196%. In the first nine months of 2011, our recurring service revenue was $454,863 or 31% of revenue, and our equipment sales and installation revenue was $992,547 or 69% of revenue, compared to recurring service revenue of $348,652 or 71% of revenue, and equipment sales and installation revenue of $139,948 or 29% of revenue for the same fiscal period in 2010. The increase in revenue was due to a $276,704 or 57% increase of U.S. revenue and the inclusion of revenue from MegaSys for five months.

Cost of Revenue. Total cost of revenue was $472,211  (80% of revenues; gross margin of 20%) for the three months ended September 30, 2011, compared to $115,817 (63% of revenue; gross margin of 37%) for the three months ended September 30, 2010, an increase of $356,394 or 308%.  The increase of cost of revenue and decrease of gross margin was primarily due to the increase of equipment sales and installation, which normally garner lower gross margin. Approximately $285,000 of MegaSys’ revenue with lower gross margin was derived from equipment sales and installation.

Total cost of revenue was $1,110,875 (77% of revenues; gross margin of 23%) for the nine months ended September 30, 2011, compared to $337,425  (69% of revenues; gross margin of 31%) for the nine months ended September 30, 2010, an increase of  $773,449 or 229%. There was only a slight decrease in gross margin for the nine months ended September 30, 2011, because only five months of MegaSys’ equipment sales and installation revenue, with normally lower gross margin, were included in the consolidated revenue. Thus, it has very low impact on the gross margin for the nine-month period ended September 30, 2011.

Operating Expenses. Operating expenses were $778,287 for the three months ended September 30, 2011, compared to $604,597 for the three months ended September 30, 2010, an increase of $173,690 or 29%.  The increase in operating expenses was primarily related to professional expenses incurred in the acquisition of MegaSys and the recording of non-cash stock compensation expense for options issued to employees.

Operating expenses were $2,611,916 for the nine months ended September 30, 2011, compared to $1,630,024 for the nine months ended September 30, 2010, an increase of $981,892 or 60%. The increase in operating expenses was primarily related to expenses incurred in the acquisition of MegaSys and the recording of non-cash stock compensation expense issued to employees.

Loss from Operations. As a result of the increases in revenues and related gross profit, but a greater increase in operating expenses, the loss from operations increased to $662,159 for the three months ended September 30, 2011, compared to $537,998 for the three months ended September 30, 2010, an increase in loss of $124,161 or 23%.  The majority of the current period loss, $524,013, was from our U.S. operations and the remaining $138,146 from our operations in Taiwan.

As a result of the overall increase in operating expenses, loss from operations increased to $2,275,381 for the nine months ended September 30, 2011, compared to $1,478,849 for the nine months ended September 30, 2010, an increase in loss of $796,532 or 54%.

Other Expense-Net. Other expense-net was $495 for the three months ended September 30, 2011, compared to $1,458 for the three months ended September 30, 2010, a decrease of $963 or 66%.

Other expense-net was $19,668 for the nine months ended September 30, 2011, compared to $12,070 for the nine months ended September 30, 2011, an increase of $7,598 or 63%.

Net Loss. The increase of $123,198 or 23% in the net loss to $662,654 for the three months ended September 30, 2011, from $539,456 for the three months ended September 30, 2010, was primarily the effect of reduced gross profit and increase in operating expenses.

The increase of $799,243 or 54% in the net loss to $2,290,162 for the nine months ended September 30, 2011, from $1,490,919 for the nine months ended September 30, 2010, was primarily the effect of reduced gross profit and increase in operating expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $207,170 on September 30, 2011 in our domestic business and $259,796 in our foreign business.  The increase in cash from $355,343 as of December 31, 2010 was due to capital raised during the period and the inclusion of MegaSys.

Net cash used in operating activities during the nine months ended September 30, 2011, and for the nine months ended September 30, 2010, was $1,878,531 and $1,566,932, respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used (received) by investing activities for the nine months ended September 30, 2011, and the nine months ended September 30, 2010, was $(688,692) and $91,583, respectively.  The large source of cash in investing activities in 2011 was due to the MegaSys acquisition.

We have experienced significant operating losses since our inception.  At December 31, 2010, we had approximately $4.4 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2010 or through the first quarter of 2011. Our operating loss carry forwards expire starting in 2010 and continuing through 2028.

Our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events.  We believe that our cash on hand as of September 30, 2011 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term.  We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

On September 15, 2010, the Company, as borrower, issued a Line of Credit Promissory Note (the “Note”) to Gregory Omi, a director of the Company, as lender, in the principal sum of up to Three Hundred Fifty Thousand Dollars ($350,000).  The line of credit was used for the purpose of purchasing equipment, software, and other infrastructure-related items to fulfill commitments to a government agency in Mexico.  The note balance of $197,000 plus accrued interest was repaid in full in April 2011.  The Note is accessible to Iveda for future draws for large projects that require infrastructure funding up front.   The unpaid principal of the line of credit bears simple interest at the rate of 1.5% per month or 18% per annum.  Any principal balance of the line of credit is due and payable no later than six months after each disbursement.  As of September 30, 2011, there was zero balance under the line of credit.

Two customers represented greater than 10% (25% and 17%) of total revenue for the nine months ended September 30, 2011. No other customers represented greater than 10% of total revenues in the nine months ended September 30, 2011.  There are some customer receivables that have aged over 120 days.  These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Recent Developments

Completion of $2.5 Million Private Placement.  After the reporting period, in October 2011, the Company completed its private placement of $2.5 million pursuant to its private placement memorandum by issuing 847,500 shares of Common Stock at $1.00 per share in thirteen private placement transactions with a mix of investors including eight individuals, three trusts and two corporations.

These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder.  The facts relied upon by the Company to use this exemption were the following:  (a) the Company did not use general solicitation or advertising to market the securities; (b) the issuances were only made to accredited investors; and (c) the Company informed the investors that they would receive only “restricted” securities.

Agreement with Telmex, U.S.A., LLC.  On October 28, 2011, the Company entered into a Non-Exclusive Strategic Collaboration Agreement (the “Agreement”) with Telmex, U.S.A. LLC (“Telmex”). Telmex will resell products and services by and on behalf of the Company, subject to the terms and conditions of the Agreement.  The term of the Agreement is one year and will automatically renew for additional one-year increments. The Agreement will always be interpreted as a fixed-term agreement. Either party may terminate the Agreement at any time for any or no reason in such party’s sole discretion upon thirty days’ written notice to the other party. The Company will continue to provide services to end users, per the terms of the End-User Service Agreement, provided that the end users have the means to continuously pay Company for services rendered.  The Agreement is attached hereto as Exhibit 10.12.

Promissory Note.  On September 26, 2011, the Company entered into a $45,000 promissory note agreement with one of its shareholders.  Interest on the note will be payable in 45,000 warrants at a $1.10 exercise price, exercisable within three years of issuance.  On October 24, 2011, the Board of Directors approved the issuance of the warrants.

Warrants.  On October 24, 2011 the Company authorized the issuance of warrants to purchase 47,500 shares of Common Stock at an exercise price of $1.10 per share, exercisable within three years of grant date, to one of its Board Members for his help in raising funds without compensation.

Off Balance Sheet Arrangements.  During the reporting period, the Company had no off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosures in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011.  Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for our U.S. operations.  We are in the process of evaluating our internal controls over financial reporting for MegaSys.

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

Identified Material Weakness

As of September 30, 2011, the Company had only one employee knowledgeable in SEC accounting and reporting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

 Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to issuances of equity securities previously reported on Form 8-K, during the reporting period, pursuant to a $2.5 million private placement memorandum, the Company received a total of $390,000 and issued 390,000 shares of Common Stock in thirteen private placement transactions with a mix of investors including six individuals, five trusts and two corporations. All issuances were at $1 per share.

These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder.  The facts relied upon by the Company to use this exemption were the following:  (a) the Company did not use general solicitation or advertising to market the securities; (b) the issuances were only made to accredited investors; and (c) the Company informed the investors that they would receive only “restricted” securities.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
Exhibit Number	Description
2.1

Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 8-K filed on 3/24/2011).

3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/20/2007).
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/20/2007).
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K/A filed on 12/15/2008).
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Exhibit 3.4 to Form 8-K filed on 10/21/2009).
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/20/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Exhibit 4.3 to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Exhibit 4.5 to Form 8-K filed on 10/21/2009).
4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.4 to Form S-8 filed on 6/24/2011).

10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.4 to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.5 to Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.6 to Form S-4/A1 filed on 7/10/2009).
10.4

Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on 7/10/2009).

10.5

Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on 10/21/2009).

10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-Q filed on 11/12/2010).
10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.13 to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed on 11/12/2010).
10.11

Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on 3/30/2011).

10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011.*.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
101.1

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: November 14, 2011	BY:	/s/ David Ly David Ly President, Chief Executive Officer, and Chairman