Form 10-K/A
period 2010-12-31
Iveda Solutions, Inc.
filed 2012-02-09
CIK 1397183

United States Securities and Exchange Commission

Washington, d.c. 20549

Amendment No. 1 to
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $3,380,000 as of the last business day of the registrant’s fiscal quarter ended June 30, 2010.

As of March 23, 2011, 13,664,257 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

The purpose of this amendment to the Form 10-K for the fiscal year ended December 31, 2010 is amend the following exhibits:

1) Exhibit 2.5 – to file the schedules to the Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys; and

2) Exhibit 21 – to file the list of subsidiaries, which was inadvertently omitted from the original filing.

No other changes have been made to the Form 10-K as filed on March 30, 2011.

2

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed)

Exhibit Number	Description of Exhibits

2.1	Merger Agreement, dated January 8, 2009 by and among Charmed Homes Inc., Charmed Homes Subsidiary, Inc., certain shareholders and IntelaSight, Inc. (Incorporated by reference to the Form 8-K/A1 filed on 7/15/2009)
2.2	Waiver of Closing Condition dated August 3, 2009 by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
2.3	Articles of Merger, filed with the Nevada Secretary of State on October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
2.4	Articles of Merger, filed with the Washington Secretary of State on October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
2.5*	Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form 8-K filed on 12/15/2008)
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.5	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)

3

10.1	Channel Partner Program Membership Agreement dated April 1, 2005 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.2	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.3	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Customer Agreement dated March 25, 2008 by and between IAAI – North Hollywood and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.6	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.7	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.8	Consulting Agreement, dated January 4, 2010, by and between Iveda Corporation and IEP Services, Inc. (Incorporated by reference to the Form 10-K filed on 4/15/2010)
10.9	Consulting Agreement, dated January 18, 2010, by and between Iveda Corporation and Clemens Titzck (Incorporated by reference to the Form 10-K filed on 4/15/2010)
10.10	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.11	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.12	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.13	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.14	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.15	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21*	Subsidiaries of the Registrant
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

4

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

*	Filed herewith

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2012.

IVEDA SOLUTIONS, INC.

By:	/s/ David Ly
David Ly
Chief Executive Officer, President (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2012.

/s/ David Ly	Chief Executive Officer, President
David Ly	(Principal Executive Officer)

/s/ Lynne Phillis	Controller
Lynne Phillis	(Principal Financial and Accounting Officer)

Director
Joseph Farnsworth

/s/ Gregory Omi	Director
Gregory Omi

/s/ James Staudohar	Director
James D. Staudohar

6

Director
Alex Kuo

/s/ Robert Gillen	Director
Robert Gillen

Director
Alejandro Franco

7