Form 10-Q/A
period 2011-06-30
Iveda Solutions, Inc.
filed 2012-03-07
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2011 includes revised disclosure in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Stock option transactions during the six months ended June 30, 2011 were as follows:

	Six months ended June 30, 2011
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	1,959,979	$0.73
Granted	1,107,000	1.00
Exercised	—	—
Forfeited or Canceled	(145,417)	1.02
Outstanding at End of Period	2,921,562	0.77

Options Exercisable at Period-End	2,754,562	0.76

Weighted-Average Fair Value of
Options Granted During the Period	$0.37

Information with respect to stock options outstanding and exercisable as of June 30, 2011, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2011	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Number Exercisable At June 30, 2011	Weighted - Average Exercise Price
$0.10 - $1.30	2,921,562	8.9 Years	$0.77	2,754,562	$0.76

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

Acquisition of MegaSys

On April 30, 2011, the Company acquired Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (“MegaSys”), pursuant to the share exchange agreement (the “Agreement”) dated March 21, 2011 and a related side agreement of even date (the “Side Agreement”), by and among the Company, MegaSys, and the shareholders of MegaSys (the “MegaSys Shareholders”). Pursuant to the Agreement (i) the Company acquired 100% of the issued and outstanding shares of MegaSys Common Stock in exchange for the issuance to the MegaSys Shareholders of 1,700,000 shares of Common Stock of the Company (the “Exchange”), and (ii) MegaSys became a wholly owned subsidiary of Iveda.  The Side Agreement provides that the MegaSys Shareholders are entitled to receive up to an additional 2,000,000 shares of Common Stock of the Company upon achievement by MegaSys of certain financial milestones set forth therein. The Agreement and Side Agreement replaced and superseded the share exchange agreement among the parties entered into on January 31, 2011. The Exchange was approved by Taiwan’s Foreign Investment Commission Agency.

 MegaSys is a Taiwanese company specializing in deploying video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MegaSys integrates security surveillance products, software and services to provide integrated security solutions to the end user. Most of the revenues are derived from these one-time sales, which differs from Iveda’s business model of on-going monitoring revenues. At the time of the Exchange, MegaSys did not own any proprietary technology or intellectual property other than certain trademarks in China and Taiwan used in the business.

Management believes that the acquisition of MegaSys provides the following potential benefits to the Company’s business:

•         MegaSys has an established presence and credibility in, and provides the Company with access to, the Asian market.

•         Management believes that the Company will be able to leverage MegaSys’s relationships in Asia for cost-effective research and development of new product offerings and cost reduction of current product offerings.

•         Management expects to be able to source products directly using MegaSys’s product sourcing expertise to enhance the Company’s custom integration capabilities.

•         Management expects the Company will benefit from cost reductions for infrastructure equipment (servers, storage devices, network switches, and Super Wifi technologies) through a direct OEM relationship.

•         Management believes that MegaSys enhances the global distribution potential for Iveda’s products and services.

•         MegaSys is expected to benefit from the Company’s expertise in cloud-based video surveillance and access to the U.S. markets for its products.

At the time of the closing of the Exchange, MegaSys had customers in Taiwan and neighboring countries, including the Taiwan Stock Exchange, Taiwan’s International Airport, Shanghai Commercial and Savings Bank, Taipei County Police Bureau and Traffic Control, Beijing Capital Airport, Hong Kong HSBC ATM System, China HSBC Bank (Guangzhou), Malaysia – Prime Minister’s Residence, Hong Kong IBM Asia Headquarters, Regal Hong Kong Hotel, Shanghai China Bank, and Egypt – Pyramids of Giza. The Company does not expect to derive significant revenues from prior MegaSys customer installations. However, the prior MegaSys customer base helps to establish credibility for the Company to market its products and services in the Taiwanese and other Asian marketplaces. There can be no assurance that the Company will generate material future revenue from MegaSys’ customers at the time of the Exchange.

Results of Operations

Revenue. We recorded revenue of $575,168 for the three months ended June 30, 2011, compared to $193,501 for the three months ended June 30, 2010, an increase of $381,667 or 197%. In the second fiscal quarter of 2011, our recurring service revenue was $115,941 or 20% of revenue, and our equipment sales and installation revenue was $459,227 or 80% of revenue, compared to recurring service revenue of $110,147 or 57% of revenue, and equipment sales and installation revenue of $83,353 or 43% of revenue for the same period in 2010. The increase in revenue was due to the inclusion of revenue from MegaSys for May and June 2011. Megasys reported revenue of $381,063 for the two months ended June 30, 2011, compared to $610,387 for the two months ended June 30, 2010, a decrease of $229,324 or 38%. For comparative purposes, we are only reflecting two months of revenue because we acquired Megasys on April 30, 2011 and began reporting their revenue on a consolidated basis beginning May 1, 2011. Management believes that the decrease in revenue is attributable primarily to the fact that 2011 was a presidential election year in Taiwan and the general business climate, particularly for Taiwanese governmental agencies, was to hold off on large purchases until the political landscape had been settled. In addition, management believes that the decrease in revenue is attributable primarily to significant fluctuations caused by the fact that our sales are normally one-time sales and may involve a substantial amount of time to finalize installation and recognize revenue. Historical operating results of Megasys for the six months ended June 30, 2010 were more favorable compared to the 2011 period due to revenue realized from a large, non-recurring contract realized by Megasys in 2010. The decrease in revenue is consistent with the assumptions made by management during the valuation of the purchase price allocation.

We recorded revenue of $859,071 for the six months ended June 30, 2011, compared to $306,183 for the six months ended June 30, 2010, an increase of $552,888 or 181%. In the first six months of 2011, our recurring service revenue was $235,530 or 27% of revenue, and our equipment sales and installation revenue was $623,541 or 73% of revenue, compared to recurring service revenue of $210,592 or 69% of revenue, and equipment sales and installation revenue of $95,592 or 31% of revenue for the same fiscal period in 2010. The increase in revenue was due to the inclusion of revenue from MegaSys for May and June 2011. Megasys reported revenue of $910,180 for the six months ended June 30, 2011, compared to $2,388,595 for the six months ended June 30, 2010, a decrease of $1,478,415 or 62%. Management believes that the decrease in revenue is attributable primarily to the fact that 2011 was a presidential election year in Taiwan and the general business climate, particularly for Taiwanese governmental agencies, was to hold off on large purchases until the political landscape had been settled. In addition, management believes that the decrease in revenue is attributable primarily to significant fluctuations caused by the fact that our sales are normally one-time sales and may involve a substantial amount of time to finalize installation and recognize revenue. Historical operating results of Megasys for the six months ended June 30, 2010 were more favorable compared to the 2011 period due to revenue realized from a large, non-recurring contract realized by Megasys in 2010.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $594,760 on June 30, 2011.  The increase in cash from $355,343 as of December 31, 2010 was due to capital raised during the period in the U.S. and the inclusion of MegaSys. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses, although we do not anticipate transferring funds between our domestic and foreign operations in the next 12 months.

Net cash used in operating activities during the six months ended June 30, 2011, and for the six months ended June 30, 2010, was $1,269,927 and $1,193,157, respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash (received) used by investing activities for the six months ended June 30, 2011, and the six months ended June 30, 2010, was $(731,597) and $6,675 respectively for the purchase of property and equipment. The large source of cash in investing activities in 2011 was due to the cash acquired in the MegaSys acquisition.

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

Identified Material Weakness

Personnel and Segregation of Duties :  As of June 30, 2011, the Company had only one employee knowledgeable in SEC accounting and reporting.  As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

  Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

On December 14, 2010, Iveda was named as a defendant in a lawsuit filed in United States District Court for the Central District of California.  In addition, on April 11, 2011, Iveda was named as a defendant in a lawsuit filed in United States District Court for the District of Delaware.  Both complaints allege that Iveda’s Real Time Remote Video Surveillance System infringes patents licensed by the respective plaintiffs and seek adjudications that the specified patents have been infringed, awards of unspecified damages and permanent injunctions enjoining further acts of infringement. See Joao Control & Monitoring Systems of California, LLC v. Acti Corporation Inc., et al. , No. 10-CV-01909 (C.D. Cal.) (December 15, 2010) and Walker Digital, LLC v. Arrow Security, Inc. , No. 10-CV-00310 (D. Del.) (April 11, 2011).  While the Company is not in a position to assess the probability or likelihood of an unfavorable outcome in these matters at the current time, Iveda intends to vigorously defend against these allegations.

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

ITEM 3.      DEFAULT ON SENIOR SECURITIES.

None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K/A filed on 2/9/2012)

3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/27/2007)

3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/27/2007)

3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K filed on 12/15/2008)

3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009)

4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Form 8-K filed on 10/21/2009)

4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011)

4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Form S-4/A2 filed on 8/22/2009)

10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009)

10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Form 8-K filed on 10/21/2009)

10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010)

10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: March 6, 2012	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

BY:	/s/ Lynne Phillis
Lynne Phillis
Controller (Principal Accounting Officer)

