Form 10-Q/A
period 2011-09-30
Iveda Solutions, Inc.
filed 2012-03-07
CIK 1397183

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

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1201 South Alma School Road, Suite 4450, Mesa,
Arizona	85210
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the quarter ended September 30, 2011 includes revised disclosure in Note 1 of Condensed Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$466,966	$355,343
Accounts Receivable, net	959,457	361,686
Note Receivable	17,693	-
Advances to Suppliers	16,420	-
Deposits	220,512	-
Inventory	143,037	4,651
Prepaid Expenses and Other Current Assets	85,506	4,532
Total Current Assets	1,909,591	726,212

PROPERTY AND EQUIPMENT
Office Equipment	228,450	212,040
Furniture and Fixtures	56,291	27,805
Software	42,544	47,966
Leased Equipment	252,145	247,792
Leasehold Improvements	36,964	36,964
Total Property and Equipment	616,394	572,567
Less: Accumulated Depreciation	308,140	262,490
Property and Equipment, Net	308,254	310,077

OTHER ASSETS
Deposits	9,015	10,214
Restricted Cash	62,848	-
Trademarks	200,000	-
Other Intangible assets	130,000	-
Less: Accumulated Amortization	(19,167)	-
Goodwill	1,796,710	-

Total Assets	$4,397,251	$1,046,503

	September 30, 2011 (Unaudited)	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$212,148	$180,352
Accrued Expenses	109,389	77,576
Current Portion of Capital Lease Obligations	11,411	48,395
Due to Related Parties, net of debt discount	28,091	197,000
Bank Loans –Short Term	334,597	-
Income Tax Payable	9,433	-
Notes Payable, net of debt discount	91,107	-
Deferred Tax Liability	47,475	-
Deferred Revenue	87,128	11,618
Total Current Liabilities	930,779	514,941

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	9,946	13,609
Total Liabilities	940,725	528,550

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of September 30, 2011 and December 31, 2010
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 19,009,229 (includes 2,000,000 shares reserved for issuance) and 13,664,257 shares issued and outstanding, as of September 30, 2011 and December 31, 2010, respectively	190	137
Additional Paid-In Capital	12,492,433	7,212,914
Accumulated Comprehensive Income (Loss)	(50,837)	-
Accumulated Deficit	(8,985,260)	(6,695,098)
Total Stockholders’ Equity	3,456,526	517,953

Total Liabilities and Stockholders’ Equity	$4,397,251	$1,046,503

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30, 2011	Ended September 30, 2010	Ended September 30, 2011	Ended September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$588,339	$182,416	$1,447,410	$488,600

COST OF REVENUE	472,211	115,817	1,110,875	337,425

GROSS PROFIT	116,128	66,599	336,535	151,175

OPERATING EXPENSES	778,287	604,597	2,611,916	1,630,024

LOSS FROM OPERATIONS	(662,159)	(537,998)	(2,275,381)	(1,478,849)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	968	-	1,615	-
Interest Income	40	302	525	933
Interest Expense	(1,503)	(1,760)	(21,808)	(13,003)
Total Other Income (Expense)	(495)	(1,458)	(19,668)	(12,070)

LOSS BEFORE INCOME TAXES	(662,654)	(539,456)	(2,295,049)	(1,490,919)

BENEFIT FOR INCOME TAXES	-	-	4,887	-

NET LOSS	$(662,654)	$(539,456)	$(2,290,162)	$(1,490,919)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)	$(0.15)	$(0.10)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,290,162)	$(1,490,919)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation and Amortization	96,631	57,550
Stock Compensation	704,005	217,160
(Increase) Decrease in Operating Assets:
Accounts Receivable	(55,858)	(46,508)
Notes Receivable	(5,342)	-
Prepaid Expense	(924)	(18,260)
Inventory	(24,496)	(2,041)
Deposit	6,131	-
Other Current Assets	(22,561)	-
Accounts Payable	(145,945)	(286,174)
Notes Payable	21,672	-
Tax Payable	(219,627)	-
Other Payable	9,486	-
Deferred Revenue	48,459	1,810
Net cash used in operating activities	(1,878,531)	(1,566,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	740,561	-
Purchase of Property and Equipment	(51,869)	(91,583)
Net cash provided by (used) in investing activities	688,692	(91,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments to) Related Parties	176,406	(134,000)
Payments on Capital Lease Obligations	(45,000)	(49,449)
Common Stock Issued, net of Cost of Capital	1,239,750	2,208,577
Net cash provided by financing activities	1,371,156	2,025,128

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(69,694)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	111,623	366,613

Cash and Cash Equivalents - Beginning of Period	355,343	17,672

CASH AND CASH EQUIVALENTS - END OF PERIOD	$466,966	$384,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes Paid	$224,702	$-
Debt Converted to Stock	$-	$50,000
Interest Paid	$21,808	$11,243
Property and Equipment Purchased via Capital Lease	$4,353	$5,300
Issuance of Common Stock for Acquisition	$3,302,000	-

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

The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, contingencies and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from management’s estimates and assumptions. The statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such SEC rules and regulations.

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

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from five to ten years. Future amortization of Intangible Assets is as follows:

Trademarks
2011	$5,000
2012	20,000
2013	20,000
2014	20,000
2015	20,000
Thereafter	106,667

Other Intangibles
2011	$6,500
2012	26,000
2013	26,000
2014	26,000
2015	26,000
Thereafter	8,667

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

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$475,850	$2,505,296
Asia	$682,106	$951,230
Mexico	$289,454	-

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

The Company operates as two reportable business segments in defined in ASC 280, "Segment Reporting." Each company has a chief operating decision maker and management personnel who review their company’s performance as it relates to revenue, operating profit and operating expenses.

	Three Months	Three Months
	Ending	Ending
Segment Reporting	Sept. 30, 2011	Sept. 30, 2011
	Iveda Solutions	Megasys
Revenue	$287,296	$301,043
Cost of Revenue	166,767	305,444
Gross Profit (Loss)	120,529	(4,401)
Operating Expenses	644,360	134,422

Net Loss	$(523,831)	$(138,823)

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

NOTE 3       NOTES PAYABLE

Promissory note payable, due in September 2012,	$45,000
Interest payable in 45,000 warrants
Non-Interest-Bearing notes, maturity dates ranging from October 2011 to August 2012	$63,016
Unamortized debt discount	$(16,909)
Notes payable, net of debt discount	$91,107

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

Stock option transactions during the nine months ended September 30, 2011 were as follows:

	Nine months ended Sept. 30, 2011
		Weighted -
		Average
		Exercise
	Shares	Price
Outstanding at Beginning of Year	1,959,979	$0.73
Granted	1,733,200	0.98
Exercised	-	-
Forfeited or Canceled	(156,667)	1.02
Outstanding at End of Period	3,536,512	0.80

Options Exercisable at Period-End	2,914,862	0.77

Weighted-Average Fair Value of Options Granted During the Period	$0.49

Information with respect to stock options outstanding and exercisable as of September 30, 2011, 2011 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	Sept. 30,	Contractual	Exercise	Sept. 30,	Exercise
Prices	2011	Life	Price	2011	Price
$0.10 - $1.30	3,536,512	8.9 Years	$0.80	2,914,862	$0.77

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

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
Basic EPS	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010

Net Loss	$(662,654)	$(539,456)	$(2,290,162)	$(1,490,919)
Weighted Average Shares	16,804,610	14,071,937	15,383,548	14,269,205

Basic and Diluted Loss Per Share	$(0.04)	$(0.04)	$(0.15)	$(0.10)

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

The following discussion should be read in conjunction with the Company’s unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

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

MegaSys is a Taiwanese company specializing in deploying video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MegaSys integrates security surveillance products, software and services to provide integrated security solutions to the end user. Most of MegaSys’s revenues are derived from one-time sales, which differs from Iveda’s business model of on-going monitoring revenues. MegaSys does not own any proprietary technology or intellectual property other than certain trademarks in China and Taiwan used in its business.

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

At the time of the closing of the Exchange, MegaSys had customers in Taiwan and neighboring countries, including the Taiwan Stock Exchange, Taiwan’s International Airport, Shanghai Commercial and Savings Bank, Taipei County Police Bureau and Traffic Control, Beijing Capital Airport, Hong Kong HSBC ATM System, China HSBC Bank (Guangzhou), Malaysia – Prime Minister’s Residence, Hong Kong IBM Asia Headquarters, Regal Hong Kong Hotel, Shanghai China Bank, and Egypt – Pyramids of Giza. does not expect to derive significant revenues from prior MegaSys customer installations. However, the prior MegaSys customer base helps to establish credibility for the Company to market its products and services in the Taiwanese and other Asian marketplaces. There can be no assurance that the Company will generate material future revenue from MegaSys’s customers at the time of the Exchange.

Results of Operations

Revenue. We recorded revenue of $588,339 for the three months ended September 30, 2011, compared to $182,416 for the three months ended September 30, 2010, an increase of $405,923 or 222%. In the third fiscal quarter of 2011, our recurring service revenue was $219,333 or 37% of revenue, and our equipment sales and installation revenue was $369,006 or 63% of revenue, compared to recurring service revenue of $138,061 or 76% of revenue, and equipment sales and installation revenue of $44,355 or 24% of revenue for the same period in 2010. The increase in revenue was due to a $104,880 or 57% increase of U.S. revenue and the inclusion of revenue from MegaSys for a full quarter. MegaSys reported revenue of $301,043 for the three months ended September 30, 2011, compared to $1,147,525 for the three months ended September 30, 2010, a decrease of $846,482 or 74%. Management believes that the decrease in revenue is attributable primarily to the fact that 2011 was a presidential election year in Taiwan and the general business climate, particularly for Taiwanese governmental agencies, was to hold off on large purchases until the political landscape had been settled. In addition, management believes that the decrease in revenue is attributable to significant fluctuations caused by the fact that its sales are normally one-time sales and may involve a substantial amount of time to finalize installation and recognize revenue. Historical operating results of Megasys for the nine months ended September 30, 2010 were more favorable compared to the 2011 period due to revenue realized from a large, non-recurring contract realized by Megasys in 2010.  The decrease in revenue is consistent with the assumptions made by management during the valuation of the purchase price allocation.

We recorded revenue of $1,447,410 for the nine months ended September 30, 2011, compared to $488,600 for the nine months ended September 30, 2010, an increase of $958,810 or 196%. In the first nine months of 2011, our recurring service revenue was $454,863 or 31% of revenue, and our equipment sales and installation revenue was $992,547 or 69% of revenue, compared to recurring service revenue of $348,652 or 71% of revenue, and equipment sales and installation revenue of $139,948 or 29% of revenue for the same fiscal period in 2010. The increase in revenue was due to a $276,704 or 57% increase of U.S. revenue and the inclusion of revenue from MegaSys for five months. MegaSys reported revenue of $1,211,584 for the nine months ended September 30, 2011, compared to $3,535,725 for the nine months ended September 30, 2010, a decrease of $2,324,141 or 66%. Management believes that the decrease in revenue is attributable primarily to the fact that 2011 was a presidential election year in Taiwan and the general business climate, particularly for Taiwanese governmental agencies, was to hold off on large purchases until the political landscape had been settled. In addition, Management believes that the decrease in revenue is attributable primarily to significant fluctuations caused by the fact that its sales are normally one-time sales and may involve a substantial amount of time to finalize installation and recognize revenue. Historical operating results of Megasys for the nine months ended September 30, 2010 were more favorable compared to the 2011 period due to revenue realized from a large, non-recurring contract realized by Megasys in 2010.

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

Loss from Operations. As a result of the increases in revenues and related gross profit, but a greater increase in operating expenses, the loss from operations increased to $662,159 for the three months ended September 30, 2011, compared to $537,998 for the three months ended September 30, 2010, an increase in loss of $124,161 or 23%. The majority of the current period loss, $524,013, was from our U.S. operations and the remaining $138,146 from our operations in Taiwan. MegaSys’ operating loss was partially attributed to a post-acquisition increase in fixed costs such as audit fees, salaries and travel expense now that they are a wholly-owned subsidiary of a U.S. public company.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $207,170 on September 30, 2011 in our domestic business and $259,796 in our foreign business. The increase in cash from $355,343 as of December 31, 2010 was due to capital raised in the U.S. during the period and the inclusion of MegaSys. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses, although we do not anticipate transferring funds between our domestic and foreign operations in the next 12 months.

Net cash used in operating activities during the nine months ended September 30, 2011, and for the nine months ended September 30, 2010, was $1,878,531 and $1,566,932, respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used (received) by investing activities for the nine months ended September 30, 2011, and the nine months ended September 30, 2010, was $(688,692) and $91,583, respectively. The large source of cash in investing activities in 2011 was due to cash acquired in the MegaSys acquisition.

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

Our U.S. operation does not have any receivables aged over 120 days at the quarter ended September 30, 2011. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, we have not established an allowance for doubtful accounts to be recorded with respect to our U.S. operations.

Our Taiwan operations through MegaSys have 16% of gross accounts receivables aged over 180 days at September 30, 2011. The payment terms vary based on the timing of the completion of the project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 15%, or $135,839, allowance for doubtful accounts as of the quarter ended September 30, 2011. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

Management’s Remediation Initiatives

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

ITEM 3.          DEFAULT ON SENIOR SECURITIES.

None.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/20/2007).
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/20/2007).
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K/A filed on 12/15/2008).
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Exhibit 3.4 to Form 8-K filed on 10/21/2009).
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/20/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Exhibit 4.3 to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Exhibit 4.5 to Form 8-K filed on 10/21/2009).
4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.4 to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.4 to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.5 to Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.6 to Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-Q filed on 11/12/2010).

10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.13 to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011.*.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

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

