Form 10-K
period 2011-12-31
Iveda Solutions, Inc.
filed 2012-03-30
CIK 1397183

United States Securities and Exchange Commission

Washington, d.c. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________

Commission File No. 000-53285

Iveda Solutions, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	20-2222203 (I.R.S. Employer Identification No.)

1201 S. Alma School, Suite 8500 Mesa, Arizona (Address of principal executive offices)	85210 (Zip code)

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $10,089,309 as of the last business day of the registrant’s most recently completed fiscal quarter.

As of March 23, 2012, 18,031,729 shares of the registrant’s common stock were outstanding.

IVEDA SOLUTIONS, INC.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Iveda Solutions, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 19 below that may cause actual results to differ materially.

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

ITEM 1 – BUSINESS

General

Iveda Solutions, Inc. began operations on January 24, 2005, under the name IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”). On October 15, 2009, IntelaSight completed a reverse merger with Charmed Homes, Inc., a Nevada corporation (“Charmed”), pursuant to which IntelaSight became a wholly-owned subsidiary of Charmed and Charmed changed its name to Iveda Corporation. Prior to the reverse merger, Charmed was a shell company and did not have any operations.

All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation and Iveda Corporation changed its name to Iveda Solutions, Inc.

The Company’s principal executive offices are located at 1201 S. Alma School Rd., Suite 8500, Mesa, Arizona 85210.

On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys) (“MegaSys”). MegaSys was incorporated in the Republic of China (Taiwan) on July 5, 1999. MegaSys is in the business of design and manufacturing of central security management system products and providing security integration solutions. MegaSys specializes in deploying new and integrating existing video surveillance systems for airports, commercial buildings, government customers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries.

MegaSys’ headquarters are located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd. ,Sanchong City, Taipei County 241, Taiwan (R.O.C.)

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

MegaSys, our Taiwanese subsidiary, specializes in deploying video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MegaSys integrates security surveillance products, software and services to provide integrated security solutions to the end user. Most of MegaSys’s revenues are derived from one-time sales, which differs from Iveda’s business model of on-going video hosting, remote video storage, and real-time surveillance revenues. MegaSys does not own any proprietary technology or intellectual property other than certain trademarks in China and Taiwan used in its business.

Historically, Iveda has derived revenues from security systems integration, equipment sales and installation, conversion of analog cameras to digital, and per hour, per camera service fees from video hosting and real-time surveillance. Additional revenues are derived from extended video storage and extended maintenance contracts. Iveda has grown only through direct sales of equipment/installation and video surveillance services through its direct sales team. Iveda is building its reseller distribution channels to transition its business model to sell predominantly through resellers. In the interim the Company will need to continue to rely on its direct sales staff for growth. As the reseller channel matures, Iveda’s channel partners are expected to take over most of its equipment sales and installation functions, and help drive Iveda’s recurring service revenue.

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

Cloud Video Surveillance Services

Iveda has multiple recurring revenue streams based on its cloud-video management platform, including video hosting, in-vehicle mobile video streaming, real-time remote surveillance services, and live streaming video mapping service, using a combination of Internet-enabled cameras, a secure IP network infrastructure utilizing robust data centers, and intervention specialists. Iveda’s services are all web-based and accessible through any Internet-accessible device (e.g., computer, smartphone, tablets).

IvedaEnterprise

IvedaEnterprise is the Company’s managed video hosting platform and is the basis for the Company’s cloud-video surveillance products and service offerings. IvedaEnterprise utilizes a robust data center that is capable of hosting a massive number of live and recorded video from IP-enabled security cameras. This capability allows Iveda to offer real-time video surveillance, in-vehicle streaming video, remote simultaneous access, and data archiving services.

Hosting and remote access services are ideal for customers managing multiple locations. The user’s video is transmitted to the data center and distributed to an almost unlimited number of users simultaneously. Live and archived video can be accessed using any Internet-enabled device.

Benefits:

• One login, one interface to multiple cameras anywhere in the world

• Interoperable with most IP Cameras & CCTV with Video Encoders

• Anywhere, Anytime from any Internet-accessible Device

• Web-based, 24/7 Remote Live & Archived Video Access

• Centralized, Multiple Simultaneous Access

• Secure, High Reliability & Availability

• Fully Fault-Tolerant Data Center

IvedaSentry

IvedaSentry is the Company’s real-time remote video surveillance service, providing remote, real-time surveillance of security cameras. Iveda’s remote surveillance facility is designed to be operational 24/7 and houses its highly trained intervention specialists who monitor its customer’s properties at any time the customers specify. Using sophisticated software, Iveda’s intervention specialists are there as events unfold and they can act accordingly on its customers’ behalf. By watching a customer’s cameras in real time, Iveda is able to notify the police more quickly than other companies that wait for an alarm to be triggered or only review tapes after-the-fact. Iveda is also able to send police a link to real-time video.

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

Benefits:

•	Proactive versus after-the-fact – With humans behind the cameras assessing situations in real-time, they can call the police when necessary to prevent a crime. Recorded video footage only helps to investigate after a crime has already been committed.

•	Daily Monitoring Report – Every morning, customers get an activity report in their email box, consisting of time-stamped video footage and a detailed description of events from the previous night.

•	Cost Savings – Savings of up to 75% are possible compared to traditional guard services.

•	Secure Data – Iveda utilizes a third party, highly secure datacenter to process, store, and protect its customers’ video footage

•	Live Visual Verification – Several cities nationwide have adopted ordinances that impose a substantial fine for every false alarm. An alarm system may be declared a nuisance for excessive false alarms. Live video verification can reduce or even eliminate false alarms. With live video verification, police departments of some cities escalate response priority, depending on the seriousness of the event.

•	Redundancy – Video data are stored in Iveda’s datacenter, remote monitoring facility, and its customers’ facilities.

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

Traditional security companies are proving to be slow to adapt to high-tech, IP-based networks, simply because their core competency does not include the sophisticated software, hardware, and Internet technology required. Companies that understand the technology are missing the knowledge of the security business and lack expertise in security systems design and the actual management of a crew of intervention specialists.

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

In-Vehicle Mobile Video

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

IvedaXpress

IvedaXpress is a simple surveillance solution for home, office, or small business. It provides an inexpensive and easy to install enterprise-level camera management solution. While DVRs require hours of network setup and upkeep for an experienced IT professional, IvedaXpress is virtually effortless to set up. No software to install, no recording device to set up, and no configuration required. It is a plug and play video surveillance solution.

Pinpoint

Pinpoint is the latest service offering of Iveda. Pinpoint is a live streaming video mapping application. It is a hosted situational information support service that provides video and corresponding real-time GPS location data to customers and first responders to provide a secured medium to access video from all cameras on a map, from a single username/password.

Applications for Pinpoint range from SafeCiti, Executive Protection, Facility Protection, Border Protection, Supply Chain Security, Transportation, Utilities, Federal and Local Governments. When a user clicks on a “Pinpoint” the live video of the camera will appear.

Products

Iveda’s core competency is based on its cloud-video management platform. Iveda focuses on recurring service revenue, but they also sell and integrate products to enable Iveda services.

Express Surveillance System (ESS)

The Express Surveillance System (ESS) is a self-contained wireless surveillance unit, equipped with an integrated cellular router for an “always on” Internet connection. The camera is shipped pre-configured and ready for deployment on leading broadband cellular networks. All that is needed is a cellular data card and power.

The ESS is portable and remotely accessible, thus well suited for applications that require temporary high-quality video surveillance, such as special events, stake outs, and construction sites. The unit is bundled with IvedaEnterprise for a complete plug-and-play system, ideal for remote surveillance, where a typical ISP (Internet Service Provider) is not available and a local server or DVR is not practical. ESS enables fast and easy video surveillance deployment.

Streaming Video Converter (SVC)

The Streaming Video Converter (SVC) is a fully integrated device that combines the functionality of a high performance video encoder and cellular broadband router. This rugged and portable unit was specifically designed for digitizing analog in-vehicle mobile video systems. This digital conversion enables live mobile streaming video using cellular data network for remote access and storage. The SVC is capable of delivering up to four simultaneous video streams.

The device is perfect for rapid deployment of live mobile streaming video ideal for in-vehicle applications, such as police cars, school buses, taxicabs, delivery trucks, tow trucks, and freight trucks. With the SVC, video footage that is traditionally stored inside the vehicle through a local recording device can now be virtualized and stored remotely at Iveda’s fully fault-tolerant data center with no concerns of redundancy, reliability, and lost or damaged data.

Systems Integration

Our core competency is our ability to deliver cloud video management services. We offer our customers a variety of products that enable our services and from which we create customized solutions for our customers. We call these solutions our cloud video validators.

SafeCiti™

SafeCiti is a comprehensive turnkey solution for central management and processing of critical information and surveillance technology throughout an entire metropolitan area. The core of the SafeCiti technology is our Cloud Video Cube. This is a fully integrated product that consists of servers, network security, and storage gear completely configured with software enablers that allow for seamless integration of existing infrastructure. Our SafeCiti solution offers infrastructure owners to effectively bridge the gap between their current technology capabilities with much needed upgrades and expansion of new capabilities. Iveda’s cloud technology promotes faster, more affordable public safety and security system implementation and all with much greater sustainability. MegaSys is our expert in SafeCiti deployments, having completed a large project for the New Taipei Police Department in 2010. The police department has awarded MegaSys another SafeCiti deployment in January 2012.

Surveillance Equipment Installation and System Integration

Iveda is a turnkey integrator, with expertise in full deployment of new IP-based video surveillance systems and converting existing analog or CCTV systems to IP-based systems. Iveda designs, recommends, sells, and installs camera systems to enable video hosting, real-time surveillance services, and mobile video services.

Technology Architecture

Iveda’s infrastructure utilizes the power of cloud computing. Cloud computing refers to applications running on a remote server instead of on a local computer, and the user accesses it via the Internet. Using a web browser, the user logs onto a hosted website to access account information and all computations and data manipulations are done at the server level.

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

Cloud-based video surveillance reduces capital expenditure. User cost to deploy is captured in a predictable monthly subscription fee.

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

Network Camera IP-Based Technology. Network camera IP-based technology is the core of Iveda’s security solution. The cameras Iveda utilizes are not typical Web cams or CCTV. They are all mini computers with enabled Web servers. Each camera has the capability of becoming its own Web site on the Internet, which allows Iveda’s intervention specialists to log into each camera and control the cameras’ operation. When combined with “PTZ” (pan, tilt, zoom) cameras, the intervention specialist can make the camera pan, tilt, zoom or rotate as needed remotely. Clients can also log into each camera through Iveda’s web access tool, and can view the images real-time, 24/7. The software that powers the camera technology is generally open source, which allows Iveda to develop unique applications in the future to service a wide variety of industries and clients.

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

• Video can be used for evidence in court

• Regular updated site details

• Specially-trained intervention specialists

• Direct visual link can be sent via email to police instantly

Below is a diagram of how the Iveda system works.

Order Fulfillment

Iveda’s relationship with its customers begins with an initial consultation to determine the potential customer’s needs and is followed by an equipment and service proposal. The customer then signs an equipment/installation contract and a service contract for ongoing video hosting, remote surveillance, and maintenance services after the installation of a video surveillance system. Iveda’s services are generally covered by annual contracts with automatic renewal provisions, providing a source of recurring monthly revenue. Customers may also purchase an extended service protection plan, which covers the costs of normal repairs of the security system, normally billed on annual or semi-annual basis. Sales orders are filled on three fronts: 1) equipment; 2) installation; and 3) services.

Equipment. Two large, stable distributors of specialized IP-based camera equipment are presently supplying all of Iveda’s camera, software, and other equipment for integrated products. Anixter and Scansource are international distributors, carrying a considerable quantity of equipment inventory with a typical lead time of 1 to 2 weeks. Wynit, CSC, and Dotworkz are smaller distributors that also supply camera and software. Network computer equipment is sourced through Dell and other distributors. Megasys purchases equipment and software from suppliers in Taiwan and Hong Kong.

Installation. In addition to Iveda’s own field installers for video surveillance systems, Iveda has partnered with electrical contractors in Arizona, California, and Taiwan to supply electrical installation, cabling, and professional mounting services. As Iveda grows its reseller distribution channels, both equipment and installation fulfillment will be borne increasingly by the resellers. Iveda will likely continue to provide sales and installation to specific industries, for specific applications or to large accounts to which it deems necessary or particularly profitable to do so.

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

Pricing Strategy

Iveda’s remote surveillance solution provides a less expensive alternative to live human security guards and CCTV. Iveda can affordably upgrade a standard CCTV system to an Internet-based surveillance system, through digital conversion. As a result of all of these factors, Iveda has removed several cost barriers for its customers, including:

•         Less capital expenditure. No hardware or software to install.

•         Less operating expense, reduces overhead. No infrastructure to maintain and replace.

•         Reduced false alarm costs that are historically high for alarm-based security solutions.

•         No costly Virtual Private Network (VPN) required to link multiple cameras.

•         Integrating the customer’s existing cameras into its solution, reducing the high cost of purchasing and installing new cameras.

Iveda has developed a pricing model for its products and services that will allow its resellers an attractive profit margin from residual revenues while allowing Iveda to garner around a 60% profit margin when its video hosting infrastructure is fully utilized.

Equipment Sales and Installation. Iveda has historically realized a gross margin of 10% to 40% on equipment sales. Iveda does not manufacture any of the components used in its video surveillance services business. Due to the general availability of the components, Iveda is able to obtain the components of its systems from a number of different sources and to supply its customers with the latest technology generally available in the industry. Iveda is not dependent on any single source for its supplies and components and has not experienced any material shortages in the past. Typically, the Company does not maintain inventory of equipment.

Iveda charges labor for installation from $75 to $150 per hour plus travel expenses if Iveda is directly installing products and not using a reseller. Iveda also utilizes the services of electrical contractors to assist in the physical camera installation. Their fees are passed on to the customer at cost.

Web Hosting and Remote Surveillance. Upon full utilization of the current video hosting infrastructure, Iveda has implemented a pricing structure for its services at approximately a 60% gross margin. Gross margin may improve with software enhancements to enable intervention specialists to monitor more cameras at the same time, and when the cost of bandwidth drops with increased usage. Iveda compensates intervention specialists well and has historically attracted and retained high-quality and loyal employees, thus reducing the cost of turnover and training.

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

Government Contracts

Iveda plans to seek government contracts for its products and services. These contracts are typically awarded through a competitive bid process. Iveda intends to grow its business in part by obtaining new government contracts through the competitive bidding process. Sole-Vision has been successful in this arena and the Company has leveraged their expertise in potential Safe City projects in Mexico.

Certain agencies may also permit negotiated contracting. Contracts awarded through a competitive bidding process generally have lower profit margins than negotiated contracts because in a competitive bidding process bidders compete predominantly on price. The U.S. Federal government is the largest procurer of products and services in the world, and the Federal contract market may provide significant business opportunities for Iveda.

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

Customers

Iveda’s customers in 2011 included data centers, banks, storage facilities, homeowner associations, food processing plants, public pools and parks, and government agencies in Mexico and Asia. In 2011, major customers and their approximate percentages of the Company’s overall revenue were as follows:

•	New Taipei City – 22%

•	Hosuei – 12%

•	Digital Ally (Mexico government agency) – 9%

There are a large number of industries that could potentially benefit from Iveda’s video hosting, in-vehicle mobile video, and real-time surveillance services. As Iveda grows and increases public awareness of its services, it believes that it will acquire customers from a wide variety of industries.

The following is a sample list of the Company’s video surveillance service customers over the prior two years.

• American Security & Investigations

• City of El Mirage

• City of Mesa

• Farnsworth Realty

• Glendale Police, CA

• Green Valley Agriculture and Turf

• Helix Properties

• i/o Data Center

• Leisure World

• Low Mountain Construction

• Mexican Government

• Pacific Coast Producers

• Porsche Dealership

• San Diego Police Department

• San Joaquin County Public Works

• Sun Eagle Corporation

• Sunland Storage

• Sunol Golf Course

• United Road Towing

• Watermark Community

• West Valley Child Crisis

The following is a sample list of SafeCiti, equipment sales, and systems integration customers over the prior two years:

• City of Glendale, CA

• Sui Industry

• New Taipei City Police Department

• Taiwan Stock Exchange

• Ystarding

• Taiwan Energy Systems

• Taoyuan County Council

• The Tivoli Cable Engineering

• Zhongxing

• Futai

• Secom Taipei

Market Segmentation

Iveda views the following markets as its primary target markets:

•         Companies who wish to save on traditional security services, while maintaining live surveillance of their properties.

•         Customers who wish to integrate or enable an existing video surveillance system for hosted video and remote surveillance.

•         Real-time, in-vehicle streaming video accessibility for operational efficiency for transportation management and traffic safety.

•         Educational institutions that want to integrate surveillance systems in their facilities.

•         Security and remote surveillance of school playground areas, corridors, halls and classrooms.

•         Municipalities for Safe City projects.

Business Strategy

Subject to receipt of sufficient funding, Iveda plans to implement the following business strategy:

•         Reseller Sales:

o	Provide assistance to its growing reseller channel distribution to utilize resellers’ camera installed base and thereby seek to increase Iveda’s video surveillance subscribers.

o	Provide co-op marketing funds to resellers to promote Iveda products and services on our behalf utilizing their customer and prospect lists.

•         Direct Sales:

o	Fund demo units for product seeding for proof of concept of Iveda’s services in sales opportunities, specifically in law enforcement, public safety, and other industries.

o	Fund road shows for live customer demos.

o	Fund a consulting budget for industry/customer specific enterprise account opportunities and sales process support.

•         Marketing:

o	Conduct regional marketing campaigns in Iveda’s existing markets, while strategically launching in other key markets.

o	Expand online marketing and non-traditional viral marketing.

o	Participate in vertical and technology tradeshows.

o	Produce online and printed sales and marketing materials for end users and resellers.

o	Implement and manage PR and marketing campaigns.

o	Work with research firms on independent case studies, industry research, and white papers.

o	Enhance search engine optimization (SEO) of the Company’s websites.

•         Infrastructure/Security/Operations/R&D:

o	Develop new products with technology partners in India and Asia to enhance and enable Iveda’s video surveillance services.

o	Incorporate another layer of security to Iveda’s edge devices to further enhance the value of our products and services.

o	Build Iveda’s Security Operations Center (SOC).

o	Fund in-house development of software for Iveda’s backend that may be patentable.

o	Further develop Cerebro, Iveda’s proprietary centralized security reporting system.

o	Fund backend equipment/hardware and software to demonstrate Iveda’s system capabilities to prospective enterprise clients (white label demos).

o	Qualify Iveda on safety and cyber security compliance requirements for government standards and expectations as well as fulfill customer commitment to be as secure as possible to garner customer trust and loyalty.

o	Provide a test lab environment which includes dedicated equipment and resources for further customer application testing, development and enhancements as well as new product and/or system evaluation.

•         International Business Development:

o	Enter into revenue generation business alliances with overseas companies.

o	Fund customer demo meetings and presentations abroad.

o	Leverage MegaSys relationships with developers and manufacturing companies in Asia for cost reductions.

o	Leverage MegaSys’ acquisition to establish presence and access to the Asian market to implement Iveda’s recurring revenue model.

•         Mergers and Acquisition

o	Identify companies with similar businesses in Asia for a broader Asian market reach.

o	Explore merger and acquisition opportunities with companies with products and services that are complementary to those offered by the Company.

Sales Strategy

In the last year, Iveda’s activities were geared toward building its global strategy, starting with its acquisition of MegaSys, which was completed on April 20, 2011. The Company hired a senior vice president of global sales and support to manage domestic and international sales. Reporting to him is the vice president of channel sales, who will concentrate on growing the company’s reseller distribution channel.

Historically, Iveda generated sales through its direct sales force. It has a reseller distribution channel program which has not matured. While Iveda will continue to sell directly to end-users as opportunities arise, Iveda is actively soliciting resellers to sell its cloud-video surveillance services. Iveda believes that leveraging resellers’ existing customer base, many of which already have cameras installed, will prove a more effective strategy to grow the number of cameras the company hosts and monitors. However, Iveda plans to continue to sell and install equipment to end-users while its reseller distribution matures and generates significant revenue. As Iveda signs resellers whose core businesses include equipment sales and camera installation, it plans to be able to slowly divest itself from equipment sales and installation and concentrate on generating recurring revenue streams through cloud-based video surveillance services. While this represents its overall business strategy, Iveda plans to retain its competency and oversight in these areas in order to train new resellers and to potentially retain certain equipment sales and installation contracts where it is beneficial to do so.

Reseller Distribution Channel. Iveda has developed a reseller distribution channel which management believes will expedite securing a larger percentage of the market by leveraging its channel partners’ customer base. This is also a potentially faster way to make Iveda a national provider of video surveillance services compared to relying solely on internal sales efforts. In October 2011, the Company signed an agreement with a large telecommunications company for them to resell Iveda’s products and services in the U.S. and Latin America.

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

Although Iveda has signed many resellers and independent sales agents in 2011, only four resellers and one agent are actively selling for Iveda. Iveda focused on direct sales as its limited resources did not provide it with sufficient capital to train and mobilize the resellers. One of the resellers was instrumental in the company’s acquisition of its first international customer and the biggest account, which is a government agency in Mexico. In 2011, Iveda generated approximately $514,000 from reseller sales.

Iveda was able to formalize and begin to complete training, created training materials, and can now manage its resellers and provide sales meeting assistance, especially during the early stages.

Law Enforcement and Government Contracts

In 2011, Iveda sold approximately $225,000 in products and services to law enforcement, cities and municipalities in the U.S. and approximately $1 million dollars in Taiwan. In 2010 Iveda began servicing an international government agency which has opened doors for Iveda with other law enforcement agencies to implement Iveda’s services. Iveda is in active negotiations with a number of police departments and government entities in the U.S., Mexico, and Africa. Law enforcement and Iveda are actively discussing private business / public sector cooperation to enhance public safety and help the police become more efficient. In January 2012, MegaSys was awarded a $2.2 million Safe City contract to be completed in May 2012 from New Taipei City and an additional $2 million project to be completed in December 2012. Iveda has already earned “preferred vendor” status from its existing police department customer as well as from the United States Department of Homeland Security (DHS).

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

Marketing Strategy

Over the years, Iveda has not sustained ongoing public relations and marketing campaigns due to limited resources. Limited marketing activities have not generated considerable amount of leads for sales. Marketing budget was not sufficient to launch an early-adapter product into the marketplace. In 2011, Iveda spent insignificant amounts in marketing.

In 2011, Iveda invested in demo equipment for customer seeding. The Company believes that the best way to show the power and capabilities of its products and services is to give them a hands-on demo.

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

Iveda has a separate website for its consumer/small business market segment, with worldwide online ordering capabilities. In 2011, the company launched a new website for its enterprise-class products and services to emphasize cloud-based surveillance and to clarify and simplify messaging.

Collateral

Iveda will develop an arsenal of marketing materials to highlight the Company’s products, services, technology, and capabilities. The various pieces will cater to all kinds of audiences: potential customers, partners, investors, and employees. The English version will be translated to Mandarin and Spanish initially.

Online Marketing

Instead of more traditional print advertising, Iveda will beef up its online banner advertising on security technology websites and vertical market websites with application-specific messaging.

According to a recent study by Performics and ROI Research, 75% of shoppers use search engines to research products and services. Iveda will allocate a significant amount of its online marketing budget on Yahoo and Google Adwords pay-per-click campaign.

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

Public Relations

First, Iveda needs to establish a known presence within the security industry, with key security industry analysts and influencers being briefed on Iveda and its unique security solution. Iveda continues to generate media interest whenever it sends out a press release. The Company is internally managing its PR efforts, including proactively pitching Iveda products and services and, working with partners for joint articles and case studies on trade magazines. The Company’s internal PR efforts have proved to be more effective than utilizing a PR agency. The company’s press room section of its website contains articles, interviews, and other media coverage, which demonstrates the success of its PR efforts.

The Company will continue its internal PR activities, including following editorial calendars of various trade and vertical publications, seek speaking engagements for the CEO to reach specific captive audience at a tradeshow or event, and write articles relevant to the company’s interests.

Tradeshows

Iveda intends to allocate approximately 30% of its marketing budget in tradeshow participation. Tradeshows are still very effective in generating hundreds of leads during a 2 or 3-day event, amongst a captive audience who are influencers or decision makers.

Iveda’s primary goal for exhibiting at tradeshows is to generate leads for sales and build brand in the process. Therefore, Iveda plans to attend vertical tradeshows, where the company’s services may be of high interest to both exhibitors and attendees (e.g., law enforcement, government, self-storage, hospitality). These will be local and regional tradeshows, plus maybe one big national tradeshow that is end-user centric.

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

Iveda is prepared to launch its 2012 public relations and marketing campaign upon raising of new capital.

Other Information

Proprietary Rights. Iveda regards certain aspects of its internal operations, products and documentation as proprietary, and relies and plans to rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect proprietary information. The Company does not currently hold any patents.

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

We also intend to secure appropriate national and international trademark protections with the intention of prosecuting any infringements, although we have not historically sought any patent protection, but have solely relied on trade secrets, software security measures and nondisclosure agreements. Iveda has trademark registrations for “Iveda Solutions,” “Iveda,” and the Company’s logo from the U.S. Patent and Trademark Office. We are also seeking to trademark “SAFECiti.”

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

The process of obtaining specialty security licenses can be time consuming. Obtaining new licenses typically requires that a test be taken in that state. If a state license expires or is revoked for any reason, it could prevent us from being authorized to enter into a contract in that state. If a local license expires or is revoked for any reason, we may be assessed a fine, depending on the delinquency in regard to that license.

Employees. As of the date of this report, Iveda has 31 employees in the US and 15 in Taiwan. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel. From time to time, the Company employs independent consultants or contractors to support its development, marketing, sales and support and administrative needs. The Company’s employees are not represented by any collective bargaining unit.

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

We believe that the quality of our intervention specialists is essential to our ability to offer effective and reliable real-time remote surveillance service, and we believe diligence in their selection and training produces the level of performance required to maintain customer satisfaction and internal growth. Our policy requires that all selected applicants for an intervention position with us undergo a detailed pre-employment interview and a background investigation. We also run a criminal background check, conducted by a third party. Personnel are selected based upon maturity, experience, personality, stability and reliability.

Our comprehensive training programs for our intervention specialists include initial training, on-the-job training and refresher training. Initial training explains the duties of an intervention specialist, report preparation, emergency procedures, ethics and professionalism, grounds for discharge, and basic post responsibilities. On-the-job training covers specific duties as required. A quarterly meeting is held with all intervention specialists to discuss any problem areas, go over new techniques, and discuss tips for effective monitoring, providing further ongoing training. The remote surveillance department’s management team also conducts a monthly meeting. Ongoing refresher training is given on an annual basis as the need arises as determined by the employee’s supervisor or quality control personnel.

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

Competition

Video Hosting Service

Iveda offers cloud-based enterprise-class and consumer-class video hosting services. Consumer-class video hosting normally provides proprietary cameras and software. Typically, only one streaming video access is allowed at one time. This kind of solution is generally not robust enough for commercial or enterprise-level video hosting solution. Iveda has direct competitors with our consumer-class video hosting service (IvedaXpress) including Securei, MyCamServer, Byremote, Envysion, Icontrol and IVR Controls. Iveda differentiates its products and services by using its enterprise-class IP infrastructure, which allows us to manage a large number of cameras, in our consumer service offerings. Our infrastructure features high availability and redundancy. We manage our own datacenter and we have end-to-end level of security from the servers hosting our video to edge devices (i.e., cameras and video encoders).

The Company’s enterprise-class video hosting service, IvedaEnterprise, allows centralized management of multiple cameras located anywhere in the world, regardless of camera type. Our open-source IP infrastructure, utilizing world-class data centers, allows hosting of unlimited number of cameras, allowing multiple, simultaneous access by users via a web browser on any Internet-accessible device. Iveda can also centrally host and manage mobile video streams from police cars, delivery trucks, and school buses. Access to remote video recording and extended storage can also be accomplished through a web browser. Iveda’s video hosting and surveillance solution reduces capital expenditure for companies by allowing companies to avoid installing servers and software, and hiring IT personnel to maintain the necessary infrastructure. Although the Company is not aware of other companies offering similar cloud-based services, the competitors identified above offer similar services based on proprietary cameras and software to enterprise-class customers.

Real-Time Surveillance Service (IvedaSentry)

Iveda’s services are based on its IP network infrastructure and utilize world-class data centers. Management believes the Company’s surveillance facility is a competitive strength, as it is capable of performing real-time video surveillance for customers without the need of an electronic alarm that prompts an alarm company to log into a specific camera to view the potential breach.

Management believes that Iveda is the only company providing enterprise-class real-time remote video surveillance in the United States as of the date of this report. The majority of monitoring companies review camera monitors after an electronic alarm has been triggered. Iveda uses specialized software analytics that allow intervention specialists to monitor customer properties and respond to incidents in real time. This technology offers configurable view-zones, programmable movement direction, and pattern-recognition to a particular user. The Company also has an in-house database management system that allows interventions specialists to record every event. This system generates a Daily Surveillance Report (DSR), emailed to the customer at the end of the surveillance shift.

Integrators and central monitoring companies, the Company’s closest competitors, provide monitoring services based on electronic alarm triggers. Examples of companies providing these competing services include Westec Interactive, Iverify, Xtreme Surveillance, Viewpoint, byRemote, and Monitoring Partners.

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

Available Information

The Company electronically files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (the “SEC”). These reports can be obtained by accessing the SEC’s website at www.sec.gov. The public can also obtain copies by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm or by calling the SEC at 1-800-SEC-0330. The Company has two websites located at www.ivedasolutions.com and www.ivedaxpress.com. Information contained on the Company’s website is not a part of this report.

ITEM 1A – RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of economic risk. You should carefully consider the following risk factors along with the other matters described in this Annual Report in making an investment decision to buy our securities. If you decide to buy our securities, you should be able to afford the possibility of a complete loss of your investment.

Risk Factors Involving Our Business

Iveda’s Financial Statements Contain A Going Concern Opinion.

Iveda’s financial statements included with this report were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the Audit Report on the Financial Statements for the year ended December 31, 2011 and Note 1 to those Financial Statements). Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved. There can be no assurance that we will be able to raise sufficient additional capital to continue our operations.

Iveda Needs to Raise Significant Additional Funding.

At Iveda’s current estimated burn rate, Iveda has sufficient capital to continue its operations for only a short period of time. Accordingly, Iveda must raise capital to continue as a going concern. The Board of Directors recently approved the Company to engage with an investment banker to act as the Company’s financial and capital markets advisor to seek to raise up to $30 million in long term financing. The board also approved the Company to raise up to $3 million in bridge financing in advance of the long term financing. There can be no assurance that Iveda can raise sufficient funding to continue as a going concern or to ever operate profitably. Any inability to obtain additional financing when needed could require Iveda to significantly curtail operations or delay its expansion plans.

Even if funding is available to the Company, Iveda cannot assure investors that additional financing will be available on terms that are favorable to the Company’s existing shareholders. Additional funding may be accomplished through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of Iveda’s existing shareholders. In addition, these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Accordingly, such a financing transaction could materially and adversely impact the price of our Common Stock.

Iveda Depends On Certain Key Personnel.

Iveda’s future success will be dependent on the efforts of key management personnel, particularly David Ly, Iveda’s President and CEO, Luz Berg, Iveda’s COO and CMO, Alex Kuo, Chief Strategy Officer, Richard Gibson, SVP of Global Sales & Support, Dave Rovai, Director of IT and Lynne Phillis, Iveda’s Controller, each of whom is employed at will by Iveda. Mr. Ly’s relationships within Iveda’s industry are vital to Iveda’s continued operations, and if Mr. Ly was no longer actively involved with Iveda, Iveda would likely be unable to continue its operations. Iveda has obtained key man insurance on Mr. Ly in the amount of $1 million. The loss of one or more of Iveda’s other key employees could also have a material adverse effect on Iveda’s business, results of operations and financial condition.

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

Rapid Growth May Strain Iveda’s Resources.

As Iveda continues the commercialization of its security and surveillance products and services, it expects to experience significant and rapid growth in the scope and complexity of its business, which may place a significant strain on the senior management team and Iveda’s financial and other resources. The proposed acceleration will expose us to greater overhead, marketing and support costs and other risks associated with growth and expansion. Iveda will need to add staff to monitor additional cameras, market its products and services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. Iveda will be required to hire a broad range of additional personnel in order to successfully advance its operations.

Management has implemented strategies to handle projected growth, including increasing our leased space within Iveda’s existing building. Iveda’s existing leased space can accommodate up to 15 monitoring stations, with four employees required to monitor each station around the clock and other additional key employees. While maintaining two existing data centers, located in Phoenix and Scottsdale, Arizona, we also leased a new less expensive facility with comparable features. Iveda’s ability to manage its rapid growth effectively will require Iveda to continue to improve its operations, to improve its financial and management information systems and to train, motivate and manage its employees.

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

Demand For Iveda’s Security And Surveillance Products And Services May Be Lower Than Iveda Anticipates.

Iveda has limited resources to undertake extensive marketing activities. Iveda cannot predict with certainty the potential consumer demand for its security and surveillance products or services or the degree to which Iveda will meet that demand. If demand for its security and surveillance products and services does not develop to the extent or as quickly as expected, Iveda might not be able to generate revenue to become profitable.

Iveda is targeting the sale of its security and surveillance products and services to the following primary customer groups: commercial entities, educational facilities, golf courses, gated residential communities, automotive lot, small unattended businesses, construction sites, municipalities, government, and law enforcement. Iveda has based its strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect.

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

Future Agreements With Lenders May Hinder Iveda’s Ability To Operate The Business By Imposing Restrictive Covenants.

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

In the event that Iveda is unable to pay its debt service obligations, Iveda’s creditors could force it to reduce or eliminate needed capital expenditures. It is possible that Iveda could be forced to sell assets, seek to obtain additional equity capital or refinance or restructure all or a portion of Iveda’s debt. In the event that Iveda would be unable to refinance Iveda’s indebtedness or raise funds through asset sales, sales of equity or otherwise, Iveda’s ability to operate would be greatly affected.

Risks Associated with the Surveillance and Remote Security Industry

As a result of providing its products and services, Iveda is exposed to risks associated with participation in the security and surveillance industry. These risks are summarized below.

Iveda Depends On Third Party Manufacturers And Suppliers For The Products It Sells.

Iveda has relationships with a number of third party manufacturers and suppliers, including Axis Communications, Milestone, Scansource, Anixter, and Dotworkz for cameras, accessories, and software and Dell for servers and network equipment, for the supply of all of the hardware components of Iveda’s products. Iveda has signed reseller and development partner agreements with Axis Communications and Milestone. For customers in Taiwan, its subsidiary purchased equipment locally and software from their partner company in Hong Kong. Risks associated with Iveda’s dependence upon third party manufacturing relationships include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of Iveda’s intellectual property. Although Iveda depends on third party manufacturers and suppliers for products it sells, risks are minimized because it does not depend on one manufacturer and supplier. It utilizes an open platform, which means that in order to deliver its services, it does not discriminate based on camera brand or manufacturer and its services can be used with a wide array of products.

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

Future Legislation Or Governmental Regulations Or Policies Could Have A Significant Impact On Iveda’s Operations.

While Iveda is presently subject only to licensing requirements related to its contracting activities, for which it holds low voltage contractors’ licenses in California and Arizona, the security and surveillance industry as a whole is subject to regulation. Iveda may be subject to additional regulation in the future. Future changes in laws or regulations could require Iveda to change the way it operates, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or it fails to comply in the future, Iveda’s financial condition, results of operations and cash flows could be materially and adversely affected.

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

The Failure Of Iveda’s Systems Could Result In A Material Adverse Effect.

Iveda utilizes third party data centers in Arizona. These data centers are designed to meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers, or TIA-942. The data centers transmit data to Iveda’s monitoring system via a dedicated fiber connection, and offers the greatest reliability provided by the industry always-on service level and offers a 100% uptime Service Level Agreement, due to a number of back-up measures. Iveda’s operations are dependent upon its ability to support a complex network infrastructure and avoid damage to both its monitoring center and the data center from fires, earthquakes, floods, hurricanes, power losses, war, terrorist acts, telecommunications failures, computer viruses, physical and electronic break-ins, and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or actions, or other unanticipated problem could cause interruptions in the services provided by Iveda, and resulting losses by Iveda’s customers. The property and business interruption insurance Iveda carries may not have coverage adequate to compensate it fully for losses that may occur. Any damage or failure that causes interruptions in the service provided by Iveda could have a material adverse effect on its business, operating results and financial condition.

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

Iveda is continually expanding and enhancing its technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on its network and the overall size of its customer base. Iveda may be unsuccessful in these efforts or Iveda may be unable to project accurately the rate or timing of these increases. The data centers that Iveda currently use have significant additional bandwidth available should Iveda need it for expanding its operations. Approximately three to four weeks elapses between signing a new customer and commencing hosting and/or surveillance of that customer’s cameras, which provides Iveda with what management believes to be sufficient time to acquire additional bandwidth if needed. However, Iveda’s failure, or Iveda’s suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for Iveda’s services.

If Iveda’s Security Measures Are Breached And Unauthorized Access Is Obtained, Existing And Potential Customers Might Not Perceive Iveda’s Services As Being Secure And Might Terminate Or Fail To Purchase Iveda’s Services.

Iveda’s business involves the monitoring of cameras that may be recording sensitive areas of its customers’ facilities, and as a result, Iveda utilizes security measures that are comparable to those used by banks in providing online banking services. Iveda has also partnered with a company in India that specializes in cloud security, adding a layer of security on the actual devices such cameras and video encoders. No security measures are completely secure, however, and, for example, hackers or individuals who attempt to breach its network security could, if successful, cause interruptions in Iveda’s services. If Iveda experiences any breaches of its network security or sabotage, Iveda might be required to expend significant capital and resources to protect against or alleviate these problems. Iveda may not be able to remedy any problems caused by hackers or saboteurs in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, Iveda may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of Iveda’s security occurs, the perception of the effectiveness of Iveda’s security measures and Iveda’s reputation could be harmed and Iveda could lose current and potential customers.

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

Iveda Will Rely On Both Iveda’s Internal Sales Force And Resellers To Distribute Its Security Products And Services To Customers.

Iveda relies on both Iveda’s internal sales force and resellers to distribute its security products and services to its customers. As of the date of this report, Iveda has signed many resellers and independent agents, and anticipates adding more as Iveda implements its business plan. However, only four resellers and one agent are actively selling. Iveda plans to continue its internal sales activity for the foreseeable future to market its products and services until its resellers are completely trained and mobilized. If Iveda’s relationship with any of its larger resellers is terminated and Iveda is not successful in establishing a relationship with an alternative reseller who offers similar services at similar prices, Iveda’s business could decline depending on the level of revenue generated by that reseller.

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

There is a shortage of qualified electricians in the United States. In order to conduct some of Iveda’s business, it is necessary for Iveda or Iveda’s resellers to employ electricians and have those electricians qualified in the states where they do business. Iveda’s ability to increase productivity and profitability may be limited by its and its resellers’ ability to employ, train and retain skilled electricians required to meet Iveda’s customers’ needs. Accordingly there can be no assurance, among other things, that:

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

The Estimates Iveda Uses In Placing Bids Could Be Materially Incorrect, Resulting In Possible Losses.

Iveda currently generates, and expects to continue to generate, a significant portion of its revenues for product sales and installation under fixed price contracts. The cost of labor and materials, however, may vary significantly from the costs Iveda originally estimates. Variations from estimated contract costs along with other risks inherent in performing fixed price contracts may result in actual revenue and gross profits for a project differing from those Iveda originally estimated and could result in losses on projects. Depending upon the size of a particular project, variations from estimated contract costs can have a significant impact on Iveda’s operating results.

Risks Related to Iveda’s Intellectual Property

Iveda Depends On its Intellectual Property.

Iveda’s success and ability to compete depends in part on Iveda’s proprietary database, Cerebro, the security information and reporting web service developed and used by Iveda internally, and on the process by which Iveda integrates existing third party products into a video hosting and monitoring solution. If any of Iveda’s competitors copy or otherwise gain access to Iveda’s proprietary technology or develop similar technologies independently, Iveda may not be able to compete as effectively. Iveda considers its proprietary database invaluable to its ability to continue to develop and maintain the goodwill and recognition associated with its brand. Iveda does not currently hold any patents. The measures Iveda takes to protect its technologies, and other intellectual property rights, which presently are based upon trade secrets, may not be adequate to prevent their unauthorized use.

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

Iveda Could Incur Substantial Costs Defending its Intellectual Property From Infringement By Others.

Unauthorized parties may attempt to copy aspects of Iveda’s proprietary software or to obtain and use its other proprietary information. Litigation may be necessary to enforce Iveda’s intellectual property rights, to protect its trade secrets and to determine the validity and scope of the proprietary rights of others. Iveda may not have the financial resources to prosecute any infringement claims that it may have. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

Iveda Could Incur Substantial Costs Defending Against Claims That Its Products Infringe On The Proprietary Rights Of Others.

The scope of any intellectual property rights that Iveda has is uncertain and may not be sufficient to prevent infringement claims against Iveda or claims that Iveda has violated the intellectual property rights of third parties. Iveda was named as a defendant in two patent-related lawsuits, one of which has been settled. See “Item 3. Legal Proceedings” below for details.

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

ITEM 2. PROPERTIES

Iveda’s executive offices are located at 1201 S. Alma School Rd., Suite 8500, Mesa, Arizona 85210, where the Company currently leases approximately 5,779 square feet of office space for $8,668.50 per month from Mesa Financial Plaza Investors, LLC. The lease expires in October of 2016. The Company is not affiliated with its lessor. Although the Company believes that its current facilities are adequate for the foreseeable future, additional office space may be needed as additional employees are hired. The Company’s current building has the fiber necessary for the Company’s projected bandwidth requirements and it has significant additional space available for additional employees and remote monitoring stations.

The Company has a three-year data center services agreement with i/o Data Center datacenter (highest industry rating) in Phoenix and Scottsdale, Arizona with a 100% uptime guarantee. The agreement commenced on October 1, 2011. Iveda is not affiliated with i/o Data Center.

The Company also signed a three-year data center services agreement with Phoenix NAP, LLC on March 22, 2012 in Phoenix, Arizona. This data center also has 100% uptime guarantee. The Company’s management believes that all facilities occupied by the Company are adequate for present requirements and that the Company’s current equipment is in good condition and is suitable for the operations involved.

MegaSys’s executive offices are located at 2F, -15, No. 14, Lane 609, Sec. 5 Chongxin Rd., Sanchong City, Taipei, County 241, Taiwan (R.O.C.), where the Company currently leases two suites totaling approximately 4,838 square feet of office space for $2,190 per month. The leases expire in June and September 2012. The Company is not affiliated with its lessor. Although the Company believes that its current facilities are adequate for the foreseeable future, additional office space may be needed as additional employees are hired.

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2010, Iveda was named as a defendant in a lawsuit filed in United States District Court for the Central District of California. In addition, on April 11, 2011, Iveda was named as a defendant in a lawsuit filed in United States District Court for the District of Delaware. Both complaints allege that Iveda’s Real Time Remote Video Surveillance System infringes patents licensed by the respective plaintiffs and seek adjudications that the specified patents have been infringed, awards of unspecified damages and permanent injunctions enjoining further acts of infringement. See Joao Control & Monitoring Systems of California, LLC v. Acti Corporation Inc., et al., No. 10-CV-01909 (C.D. Cal.) (December 15, 2010) and Walker Digital, LLC v. Arrow Security, Inc., No. 10-CV-00310 (D. Del.) (April 11, 2011). While the Company is not in a position to assess the probability or likelihood of an unfavorable outcome in the Walker Digital case at the current time, Iveda intends to vigorously defend against these allegations.

On March 16, 2012, Iveda settled the case with Joao Control & Monitoring Systems of California, with prejudice. Pursuant to the terms of the Settlement Agreement, Joao granted a non-exclusive, non-sub-licensable, non-transferrable, fully paid up irrevocable and perpetual royalty-free license to the Company for a fixed one-time fee.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Iveda shares began trading on the OTC Bulletin Board under the symbol “CHDH” on November 15, 2007. Iveda’s trading symbol changed to “IVDA” on October 12, 2009.

Set forth in the table below is information with respect to the high and low bid quotations of our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation. There is an absence of an established trading market for Iveda’s common stock, as the market is limited, sporadic, and highly volatile, all of which may affect the prices listed below.

2011	High Bid	Low Bid

Quarter Ended December 31, 2011	$1.05	$.90
Quarter Ended September 30, 2011	$1.11	$.85
Quarter Ended June 30, 2011	$1.10	$.90
Quarter Ended March 31, 2011	$1.05	$.85

2010	High Bid	Low Bid

Quarter Ended December 31, 2010	$1.12	$1.00
Quarter Ended September 30, 2010	$1.05	$1.00
Quarter Ended June 30, 2010	$1.40	$1.01
Quarter Ended March 31, 2010	$1.40	$1.30

There is limited trading activity in Iveda’s securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of March 23, 2012, we had 18,031,729 shares of our common stock outstanding held by 184 shareholders of record, exclusive of shares held in street name. We have no preferred stock outstanding.

Dividends

Iveda has never paid cash dividends on its capital stock. Iveda currently intends to retain all earnings, if any, to finance the growth and development of its business. Iveda does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans (As of December 31, 2011)

On January 18, 2010, the Company adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of the Company. In 2011, the the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on on February 2, 2010 and June 24, 2011. As of December 31, 2011, options to purchase 2,496,450 shares were outstanding under the 2010 Option Plan.

The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2011, warrants to purchase 1,612,779 shares of common stock were outstanding, all of which were issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	3,663,179	$0. 81	465,800
Equity compensation plans not approved by shareholders	1,612,779	$0.77	-
Total	5,275,958	$0.80	465,800

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2011 were previously disclosed.

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

Overview

Iveda Solutions, Inc. began operations on January 24, 2005 under the name of IntelaSight, Inc. On October 15, 2009, IntelaSight became a wholly-owned subsidiary of Charmed Homes, Inc., which changed its name to Iveda Corporation. All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation and changed its name to Iveda Solutions. On April 30, 2011, the Company completed its acquisition of MegaSys. See “Item 1. Business – General.” Unless otherwise noted, all references to “Iveda,” “Company,” “we,” “us” and “our” hereafter in this section refer to the current business of Iveda Solutions, Inc.

Iveda installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations. The accompanying financial statements have been prepared assuming that Iveda will continue as a going concern. Iveda generated accumulated losses of approximately $11.2 million through December 31, 2011.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

•	The Board of Directors approved the Company to engage with a financial capital markets advisor in connection with a potential capital financial transaction to raise up to $30 million in long-term financing.
•	The Board of Directors also approved the Company to raise up to an aggregate amount of $3 million in bridge financing in advance of the long-term financing.
•	The Company plans to establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	The Company may evaluate and consider merger and/or acquisition activities.
•	The Company completed the acquisition of MegaSys.

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

The material estimates for Iveda are that of the stock based compensation recorded for options and warrants issued and the income tax valuation allowance recorded for deferred tax assets. The fair values of options and warrants are determined using the Black-Scholes option-pricing model. Iveda has no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option-pricing model stated below. The specific quantitative variables are included in the Notes to the Financial Statements. The estimated fair value of options and warrants is recognized as expense on the straight-line basis over the options’ and warrants’ vesting periods. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the expected life, dividend yield, expected volatility, and risk free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2010 was estimated by using the average volatility of three public companies offering services similar to Iveda. Expected volatility for 2011 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options and warrants is based on the average of three public companies offering services similar to Iveda.

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

Basis of Accounting and Going Concern

Iveda’s financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. In addition, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $11.2 million through December 31, 2011 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2011 and 2010 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation, therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $515,419 and $267,227 of stock-based compensation expense for the years ended December 31, 2011 and 2010, respectively.

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

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Revenue. We recorded net consolidated revenue of $2,818,729 for the year ended December 31, 2011, compared to $940,008 for the year ended December 31, 2010, an increase of $1,878,721 or 200%. Revenues in our U.S. operations were primarily derived from our recurring monthly service revenue. In fiscal 2011, our recurring service revenue was $617,437 or 59% of net revenue and our equipment sales and installation revenue was $426,741 or 40% of net revenue, compared to $461,757 or 49% of net revenue for recurring service and $470,895 or 50% of net revenue for equipment sales and installation revenue in 2010. This favorable increase was due to revenues in our U.S. operations increasing by 12% over 2010 and the inclusion of Megasys revenue beginning May 1, 2011.

MegaSys’ operations had a significant decrease in revenue in 2011 compared to the same period in 2010. Management believes that the decrease in revenue is attributable primarily to the fact that 2011 was a presidential election year in Taiwan and the general business climate, particularly for Taiwanese governmental agencies, was to hold off on large purchases until the political landscape had been settled. In addition, management believes that the decrease in revenue is attributable primarily to significant fluctuations caused by the fact that our sales are normally one-time sales and may involve a substantial amount of time to finalize installation and recognize revenue.

Cost of Revenue. Total cost of revenue was $2,154,221 (76% of revenues; gross margin of 23%) for the year ended December 31, 2011, compared to $587,748 (63% of revenues; 37% gross margin) for the year ended December 31, 2010, an increase of $1,566,473 or 266%. The increase of cost of revenue and decrease of gross margin was primarily due to the increase of equipment sales and installation, which normally garner lower gross margin. Approximately 94% of MegaSys’ revenue, with lower gross margin, was derived from equipment sales and installation.

Operating Expenses. Operating expenses were $5,049,966 for the year ended December 31, 2011, compared to $2,284,646 for the year ended December 31, 2010, an increase of $2,765,320 or 121%. The significant increase in operating expenses was included on the impairment charge to goodwill of $955,710. The goodwill impairment is a one-time expense. The impairment was primarily due to MegaSys not achieving at least $300,000 post-tax income for the year ended December 31, 2011, which was one of the financial milestones required for an earnout payment under the side agreement relating to the MegaSys acquisition. The company does not expect MegaSys’ projected fair value from its core operations to exceed the net carrying value at December 31, 2011 and, accordingly, has recorded this impairment of $955,710. The increase in operating expenses was also attributable to an increase in professional fees associated with the acquisition of MegaSys, non-cash stock compensation costs, and international travel expenses.

Loss from Operations. Loss from operations increased to $4,385,458 for the year ended December 31, 2011, compared to $1,932,386 for the year ended December 31, 2010, an increase of $2,453,072 or 127%. Megasys’ revenues were less than half of what they were in 2010 because of political uncertainties in Taiwan due to presidential election. MegaSys also incurred some new expenses as a result of becoming a wholly-owned subsidiary of a U.S. public company. The majority of the current period loss, $4,067,453 was from our U.S. operations and the remaining $318,005 from our operations in Taiwan.

Other Expense-Net. Other expense-net was $30,566 for the year ended December 31, 2011, compared to $15,877 for the year ended December 31, 2010, an increase of $14,689 or 93%. The expense-net increase is primarily in interest expense which relates to a Line of Credit Promissory Note with one of its Board of Directors that was repaid, with accrued interest, in April 2011.

Net Loss. The increase of $ 2,514,788 or 129% in the net loss to $4,463,051 for the year ended December 31, 2011 from $1,948,263 for the year ended December 31, 2010 was impacted by a $955,710 impairment of goodwill, $515,419 in stock compensation expense and $518,000 of common stock issued for services to contractors, and $296,536 in professional fees.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $341,570 in our domestic business and $508,794 in our foreign business as of December 31, 2011, compared to $355,343 in our domestic business as of December 31, 2010. This increase in our cash and cash equivalents is primarily a result of the inclusion of MegaSys. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the year ended December 31, 2011 was $2,108,913 and during the year ended December 31, 2010 was $2,114,008. Cash used in operating activities for the year ended December 31, 2011 consisted primarily of the net loss offset by approximately $515,419 in non-cash stock compensation and $518,000 in non-cash compensation. Our receivables increased significantly with both entities recording their largest sales in the fourth quarter and with the large equity raise in 2011, we were able to reduce accrued expenses and stay current on our trade payables. Cash used in operating activities for the year ended December 31, 2010 consisted primarily of the net loss offset by approximately $267,227 in stock compensation.

Net cash provided by investing activities for the year ended December 31, 2011 was $586,993. Net cash used by investing activities during the year ended December 31, 2010 was $135,073. Our net cash provided by investing activities consisted for the year ended December 31, 2011 of the cash acquired in the acquisition of MegaSys of $740,561.

Net cash provided by financing activities for the year ended December 31, 2011 was $2,039,922 and during the year ended December 31, 2010 was $2,586,752. Net cash provided in both periods consisted primarily of net proceeds from the sale of stock and proceeds from short-term borrowings, which were partially offset by principal payments on the note payable and capital lease obligations.

At December 31, 2011, we had approximately $8,526,000 in net operating loss carryforwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carryforwards, which federal operating loss carryforwards will expire beginning in 2025 through 2031. State net operating loss carryforwards will begin to expire in 2012.

We have experienced significant operating losses since our inception. Our capital expenditures and working capital requirements will increase and other adjustments to our operating plan will be needed to respond to changes in competition or unexpected events.

We believe that our cash on hand is not sufficient to meet our anticipated needs for working capital and capital expenditures. At December 31, 2011, we had cash and other current assets to meet working capital needs for only a limited period of time. We intend to seek to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms or on terms that do not adversely impact our existing shareholders or the price of our Common Stock. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of, or cease, operations.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with Greg Omi, one of the Company’s directors, that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items. The advances bear interest at a rate of 18% annually and are secured by receivables from the contract. Any principal balance of the line of credit is due and payable no later than six months after each disbursement. As of December 31, 2011, there was zero balance under the line of credit.

Three customers in 2011 represented approximately 50% (26%, 14% and 10%) and two customers in 2010 represented approximately 48% (29% and 19%) of total revenues. The accounts receivable from these customers were approximately 59% of total accounts receivable as of December 31, 2011. No other customers represented greater than 10% of total revenues in 2011 and 2010.

Our U.S. operation does not have any receivables aged over 120 days at the year ended December 31, 2011. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, we have not established an allowance for doubtful accounts to be recorded with respect to our U.S. operations.

Our Taiwan operations, through MegaSys, have 22% of gross accounts receivables aged over 180 days at December 31, 2011. The payment terms vary based on the timing of the completion of the project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 13%, or $100,703, allowance for doubtful accounts as of the year ended December 31, 2011. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

Substantially all cash is deposited in one financial institution in the U.S. and one financial institution in Taiwan. At times, amounts on deposit may be in excess of the FDIC insurance limit.

The Company leases its office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $95,635 and $90,199 for the years ended December 31, 2011 and 2010, respectively. The Company also has two non-cancellable data center service agreements for approximately $7,085 and $2,500 per month, expiring September 2014. Data center services expense was $126,626 and $97,045 for the years ended December 31, 2011 and 2010, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

Future minimum lease payments under these leases are as follows:

2012	$222,325
2013	$219,044
2014	$191,733
2015	$115,580
2016	$108,356

The Company has no off-balance sheet arrangements.

Inflation

Management does not believe that the current levels of inflation in the United States have had a significant impact on the operations of the Company. Likewise, management does not believe that the current levels of inflation in Taiwan have had a significant impact on the operations of MegaSys.

Recent Accounting Standards

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance during the year ended December 31, 2011 with no impact to the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Identified Material Weakness

Personnel and Segregation of Duties: As of December 31, 2011, the Company had only one employee knowledgeable in SEC accounting and reporting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

ITEM 9B. OTHER INFORMATION

Completion of $2.5 Million Private Placement. In October 2011, the Company completed its private placement of $2.5 million pursuant to its private placement memorandum by issuing 847,500 shares of Common Stock at $1.00 per share in thirteen private placement transactions with a mix of investors including eight individuals, three trusts and two corporations. These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder. The facts relied upon by the Company to use this exemption were the following: (a) the Company did not use general solicitation or advertising to market the securities; (b) the issuances were only made to accredited investors; and (c) the Company informed the investors that they would receive only “restricted” securities.

Agreement with Telmex, U.S.A., LLC. On October 28, 2011, the Company entered into a Non-Exclusive Strategic Collaboration Agreement (the “Agreement”) with Telmex, U.S.A. LLC (“Telmex”). Telmex will resell products and services by and on behalf of the Company, subject to the terms and conditions of the Agreement. The term of the Agreement is one year and will automatically renew for additional one-year increments. The Agreement will always be interpreted as a fixed-term agreement. Either party may terminate the Agreement at any time for any or no reason in such party’s sole discretion upon thirty days’ written notice to the other party. The Company will continue to provide services to end users, per the terms of the End-User Service Agreement, provided that the end users have the means to continuously pay Company for services rendered. The Agreement is as Exhibit 10.12 to the Company’s Form 10-Q/A filed on March 7, 2012.

There were no other items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2011 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Company’s Board serves a one-year term and is subject to reelection at the Company’s Annual Meeting of Shareholders held each year. On November 7, 2011, Robert Gillen, Chen-Ho (Alex) Kuo and Alejandro Franco were appointed to serve as directors of Iveda Solutions, Inc.

Board Committees

The Board has established an Audit Committee consisting of James Staudohar (Chairman), Joseph Farnsworth and Robert Gillen; a Compensation Committee consisting of Joseph Farnsworth (Chairman), James Staudohar, Greg Omi, Alex Kuo and Alejandro Franco; and a Nominating Committee consisting of Gregory Omi (Chairman), Joseph Farnsworth, Alex Kuo and Alejandro Franco. No other committees have been formed.

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

Directors, Executive Officers and Key Employees. The executive officers, directors and other key employees serving the Company as of the date of this report were as follows:

Name	Age	Position
David Ly	36	CEO, President, Chairman of the Board
Luz Berg Richard Gibson Dave Rovai Lynne Phillis Chen-Ho (Alex) Kuo	49 59 53 45 48	Secretary, COO, CMO Sr. Vice President of Global Sales & Support Director of IT Controller Director
Joseph Farnsworth	52	Director
Gregory Omi	50	Director
James D. Staudohar Robert D. Gillen Alejandro Franco	74 57 59	Director Director Director

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

Luz Berg – Luz Berg joined Iveda Solutions in 2004, prior to its incorporation as the VP of Marketing. She was promoted to Senior VP of Operations & Marketing in 2007, and was further promoted to Chief Operating Officer and Chief Marketing Officer in 2009. Ms. Berg also serves as the Corporate Secretary. Ms. Berg has over 20 years of business experience in a variety of industries, with proven track record in building a startup company from the ground up. She has been working alongside the CEO since inception, making sure that the Company remains focused on its goals and the founder’s vision realized. Ms. Berg manages the Company’s day-to-day operation, formulating policies and procedures, managing human resources, and accounting and finance. Ms. Berg has extensive experience in developing and implementing results-driven marketing communications plans for lead/sales generation, building brand, brand revitalization, and customer retention in a wide-range of industries. She has been instrumental in the Company’s messaging and image building. Ms. Berg served as the Director of Marketing at Cygnus Business Media from 2003 to 2004 and at Penton Media from 2001 to 2003. She has also worked in the high-tech industry at Metricom, serving as Marketing Programs/Channel Marketing Manager from 1999 to 2001, and Spectra-Physics Lasers, serving as Marketing Communications Specialist from 1991 to 1999. Ms. Berg received her B.A. in Management from St. Mary’s College in California.

Richard Gibson - Richard Gibson is the newest addition to the management team. He joined Iveda in October 2011 as Senior Vice President of Global Sales & Support. Mr. Gibson comes to Iveda with 30 years’ experience in IT, networks, and security. He has held leadership positions in large companies such as IBM and Motorola, as well as in several smaller companies. From 2008 up to just before Mr. Gibson joined Iveda in October 2011, he was Senior Vice President of Sales and Service at SEER Technology, Inc. From 2005 to 2008, Mr. Gibson provided consulting services in sales, marketing, start-up funding, and business plan development to small technology companies. Mr. Gibson worked at CYBERAIR Technologies, Inc. from 2003 to 2005 as Senior Vice President of Sales and Marketing. From 1999 to 2003, he worked for Motorola Global Infrastructure Solutions as Director of Business Development. From 1997 to 1999, Mr. Gibson worked for NETSAFE and INTERCELL in sales and marketing executive roles. Mr. Gibson held sales and marketing management positions at Motorola Government Electronics from 1992 to 1997. He started his professional career at IBM as Senior Market Representative from 1988 to 1992 and Systems Engineer from 1979 to 1988. Mr. Gibson is managing the company’s sales organization, including direct, resellers, and distribution channels. He is also managing Iveda’s strategic sales initiatives in the U.S. and overseas. Mr. Gibson is in charge of establishing and enhancing new sales and customer service methodologies, systems, and organization. Mr. Gibson received his MBA degree at Thunderbird School of International Management in Glendale, Arizona, specializing in the Asia region. He earned his undergraduate Bachelor of Science in International Relations degree from the University of Minnesota in Minneapolis, Minnesota, graduating summa cum laude. He also completed IBM’s Internal Graduate School program at IBM Systems Research Institute.

Dave Rovai – Dave Rovai joined Iveda in 2008 and has built a team of developers and network engineers instrumental in building Iveda’s enterprise-class cloud-based video surveillance infrastructure, critical to the success of the of the Company’s video surveillance services. Mr. Rovai has over 23 years of IT experience and held various technical and management positions from medium-size to large-size corporations. In the last six years prior to Mr. Rovai joining Iveda, he took hiatus in IT and became a realtor to take advantage of the booming real estate market in Arizona at that time. Prior to this, he was Director of Data Center Operations at Intertrust Information Systems for about a year in 2001. From 2000 to 2001, Mr. Rovai worked at PublishOne as Director of IS. From 1999 to 2000, he was Manager of Systems Engineering at Convergent Communications and Lead Systems Engineer from 1997 to 1999. Mr. Rovai had a long career in IT at Rolm from when it was an independent corporation, until it became a division of IBM then Siemens: Siemens Business Communications Systems as Manager of NT Services from 1996 to 1997, from 1994 to 1996 as Senior Systems Engineer and from 1993 to 1994 as Systems Support Programmer; Rolm (A Siemens Company) from 1990 to 1993 as Data Center Manager and from 1989 to 1990 as Manager Technical Service Center; Rolm (A Division of IBM) as Support Engineer from 1987 to 1989; Rolm Corporation as Communications Engineer from 1981 to 1987 and from 1980 to 1981 as Marketing Support Engineer. He managed Network, Server (Unix and Microsoft) consultants, customer projects consisting of complete IT outsourced relationships, company moves, and infrastructure rollouts. Mr. Rovai was instrumental in the IBM conversion from a mainframe-based company to a client server NT based nationwide rollout. Mr. Rovai has a wealth of experience in building IT infrastructure, network security, telephony, system administration, design, implementation, and data center management. Mr. Rovai has numerous technical certifications from AT&T, ROLM, Microsoft, APC and a project management certification from UC Berkeley.

Lynne Phillis – Ms. Phillis, 45 was appointed as Controller of Iveda on August 1, 2011. Ms. Phillis is responsible for all accounting and finance matters of the Company, including day-to-day accounting matters, preparation of financial statements, audits, filings of accounting and financial statements with the United States Securities and Exchange Commission, and assisting with the consolidation of the Company’s financials with those of MegaSys. Ms. Phillis also assists Ms. Berg with matters relating to human resources. Ms. Phillis has over 20 years of experience in accounting and finance. Ms. Phillis joined the Company from Medtronic Inc., where she served as Controller and Senior Sales Analyst of the Spinal and Biologics unit from 2006 to 2011. Medtronic Inc. is a Fortune 500 company that develops medical devices and technologies. Prior to that, from 2004 to 2006, Ms. Phillis served as Controller of MDS Communications Corporation, which provides telephone fundraising services to non-profit organizations. From 2001 to 2003, Ms. Phillis served as Senior Accountant and Financial Analyst of Simula Automotive Safety Devices, Inc., which designs and manufactures transportation safety devices. Prior to that, Ms. Phillis served as Accountant at MicroAge (1999 to 2001), Accounting Manager at National IPF Company (1997 to 1999), Senior Accountant at Applied Risk Management, Inc. (1995 to 1997), and Accounting Manager at Sippin Bros. Oil Company, Inc. (1992 to 1995). Ms. Phillis began her career at the national public accounting firm McGladrey & Pullen, where she served as Senior Accountant from 1988 to 1992. Ms. Phillis received her Bachelor of Science in Business Administration and Accounting from Bryant University in Smithfield, Rhode Island.

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

Robert D. Gillen – Mr. Gillen was appointed to Iveda’s Board in November 2011. Mr. Gillen is the president of the Law Offices of Robert D. Gillen, Ltd., a law firm assisting clients with domestic and international planning, with offices located in Scottsdale, Arizona and Naperville, Illinois. Mr. Gillen is an international speaker and has extensive experience in advising businesses and professionals on tax and legal matters. Mr. Gillen graduated from the University of Illinois in 1976 with a Bachelor of Science in Business Administration and from IIT Chicago Kent College of Law in 1979 with a Juris Doctor Degree with Honors. Mr. Gillen has been active in the cellular industry since its inception and has assisted in the development of the cellular network. Mr. Gillen has served on various boards of directors and advisory committees for growing companies, as well as donating his time and expertise on not-for-profit boards. Mr. Gillen has also authored many articles on business, tax and legal matters.

Chen-Ho (Alex) Kuo - Mr. Kuo was appointed to Iveda’s Board in November 2011. In 2009, Alex Kuo was hired by Iveda as a consultant to facilitate the acquisition of MEGAsys—Taiwan. Shortly after the completion of the acquisition, in May 2011, Iveda hired Mr. Kuo as Senior Vice President of Global Strategies—Asia, and he was recently promoted to Chief Strategy Officer. Mr. Kuo has 20 years of executive experience at Acer Group. Prior to Acer, he was General Manager at Servex/Anextek from 2001 to 2007. He also held Vice President and Senior Vice President positions at China Security and Surveillance Technology (NYSE:CSR), FalconStor Software (NASDAQ: FALC), and Global Data SolutionsLimited from 2007 to 2010. Mr. Kuo also serves as an instructor at the Cloud Computing Industry Association of Taiwan. Mr. Kuo received his Masters of Science and Technology Innovation Management from George Washington University and his undergraduate degree from National Taiwan University.

Alejandro Franco – Mr. Franco was appointed to Iveda’s Board in November 2011. Mr. Franco has been serving Iveda as a consultant for over a year, with respect to business development and strategic partnership opportunities in Mexico. He has been advising and facilitating the Company’s negotiations with a telecommunications company in Mexico. Mr. Franco has 26 years of cross-industry experience and accomplishment with leading start-up and high-growth companies. He is known for delivering strong and sustainable revenue and profit gain in highly competitive markets throughout China, Taiwan, USA, Mexico, and Brazil. He has extensive experience in leading large-scale, complex, global operations in China, Taiwan, Latin America, and the U.S. Mr. Franco is the president and founder of Amextel in Mexico. He also founded and was president of TVM, Inc., in Mexico from 1985 to 1988 and Bela Corp. in the U.S. from 1988 to 2000. Mr. Franco has a degree in Economics from UNAM University, Mexico, a degree in Industrial Design from IBERO University, Mexico, and Masters in Theology from Oblate University, San Antonio Texas.

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

We believe that Iveda’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2011, with the following exceptions: 1) on June 30, 2011, Mr. Alex Kuo filed an untimely Form 4 with respect to a transaction that occurred on June 20, 2011; 2) on October 31, 2011, Mr. Richard Gibson filed an untimely Form 4 with respect to a transaction that occurred on October 24, 2011; 3) on November 21, 2011, Mr. Robert Gillen filed an untimely Form 4 with respect to a transaction that occurred on October 24, 2011; and 4) on November 15, 2011, Mr. Alejandro Franco filed an untimely Form 4 with respect to a transaction that occurred on November 7, 2011.

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

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	Total
David Ly Chairman, CEO, President	2011	$118,654	$41,981(6)	-	$115,500(4)	-	-	$276,135
	2010	$115,538(1)	$27,070(5)	-	-	-	-	$142,608
Luz Berg COO, CMO, Secretary	2011	$116,923	$23,174(7)	-	$192,500(4)	-	-	$332,597
	2010	$122,308(2)	$27,070(5)	-	-	-	-	$149,378
Lynne Phillis Controller(8)	2011	$26,250	-	-	$20,750(4)	-	-	$47,000
	2010	-	-	-	-	-	-	-
Steven Wollach CFO, Treasurer(3)	2011	$49,782	-	-	-	-	-	$49,782
	2010	$40,076	-	-	$57,827(4)	-	-	$97,903

(1) 2010 salary compensation includes $13,539 in deferred salary from 2009.

(2) 2010 salary compensation includes $20,308 in deferred salary from 2009.

(3) Mr. Wollach was appointed as the Company’s Chief Financial Officer on July 22, 2010. Mr. Wollach received an initial salary of $85,000 per year and received options to purchase 200,000 shares of the Company’s common stock. On October 14, 2010, the Compensation Committee approved (i) an increase in Mr. Wollach’s salary to $100,000, effective October 3, 2010, and (ii) the grant of options to purchase 100,000 shares of the Company’s common stock. Mr. Wollach left the Company on May 13, 2011.

(4) See Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(5) Net bonus of $25,000 was grossed up for taxes.

(6) Net bonus of $25,000 was grossed up for taxes.

(7) Net bonus of $15,000 was grossed up for taxes.

(8) Ms. Phillis was hired as the Company’s Controller on August 1, 2011. Ms. Phillis receives an annual salary of $65,000 and received options to purchase 50,000 shares of the Company’s common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly, Chairman, CEO & Pres.	300,000(5) (options)	-	-	$1.00	6/20/21
Luz Berg, COO, CMO, & Secretary	256,140(1) (warrants)	-	-	$0.10	12/30/16
	240,331(2) (warrants)	-	-	$0.10	9/10/17
	425,712(3) (options)	-	-	$0.10	4/10/18
	500,000(4) (options)	-	-	$1.00	6/20/21
Lynne Phillis, Controller	50,000(6)	-	-	$1.10	8/04/21
Steven Wollach, CFO & Treasurer	0(5) (options)	-	-

(1) The warrants became fully vested on December 30, 2006.
(2) The warrants became fully vested on September 10, 2007.
(3) The options became fully vested on April 10, 2008.
(4) The options became fully vested on June 20, 2011.

(5) 300,000 options were canceled as of December 31, 2011 for failing to exercise options as indicated on the 2010 Option Plan.

(6) The options become fully vested on August 4, 2015

Director Compensation

Directors have received stock compensation for their service on the Board, and are reimbursed for attendance of meetings for all non-employee directors. For the year ended December 31, 2011, all directors listed below received stock awards in the forms of options. Joseph Farnsworth, James Staudohar and Gregory Omi received 30,000 options each. Robert Gillen, Alex Kuo, and Alejandro Franco received 50,000 options each as initial compensation for their service on the Board.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Options Awards ($) (7)	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings ($)	All Other Compen-sation ($)	Total ($)
Joseph Farnsworth	-	-	$11,712(1)	-	-	-	$11,712
James Staudohar	-	-	$11,712(2)	-	-	-	$11,712
Gregory Omi	-	-	$11,712(3)	-	-	-	$11,712
Alex Kuo	-	-	$52,706(4)	-	-	-	$52,706
Robert Gillen	-	-	$14,206(5)	-	-	-	$14,206
Alejandro Franco	-	-	$14,206(6)	-	-	-	$14,206

(1) As of December 31, 2011, Mr. Farnsworth had 180,000 options outstanding.

(2) As of December 31, 2011, Mr. Staudohar had 105,000 options outstanding.

(3) As of December 31, 2011, Mr. Omi had 180,000 options outstanding.

(4) As of December 31, 2011, Mr. Kuo had 150,000 options outstanding.

(5) As of December 31, 2011, Mr. Gillen had 50,000 options outstanding.

(6) As of December 31, 2011, Mr. Franco had 50,000 options outstanding.

(7) See Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Iveda’s common stock as of March 23, 2012, for (i) each person known by Iveda to be a beneficial owner of five percent or more of the outstanding common stock of Iveda; (ii) each executive officer and director; and (iii) all directors and executive officers of Iveda as a group. As of March 23, 2012 Iveda had 18,031,729 shares of common stock outstanding, options to purchase 3,663,179 shares of common stock outstanding, and warrants to purchase 1,612,778 shares of common stock outstanding.

Name of Beneficial Owner	Position	Amount of Shares of Common Stock	Options or Warrants to Purchase Common Stock	Total Beneficial Ownership (1)	Percent of Class (1)

David Ly (2)	CEO, Director, President	3,185,181	300,000	3,485,181	15.0%
Luz Berg (2)	COO, CMO & Secretary	77,817	1,422,183	1,500,000	6.4%
Lynne Phillis(2)	Controller	-	50,000	50,000	0.2%
Joseph Farnsworth (2)	Director	79,958	227,500	307,458	1.3%
Gregory Omi (2)	Director	903,859	180,000	1,083,859	4.7%
James D.Staudohar(2)	Director	0	105,000	105,000	0.5%
Robert Gillen (2)	Director	1,301,140	95,000	1,396,140	6.0%
Chen-Ho (Alex) Kuo(2)	Director	300,000	150,000	450,000	1.9%
Alejandro Franco(2)	Director	250,000	50,000	300,000	1.3%
All directors and officers as a group		6,097,955	2,579,683	8,677,638	37.3%
William A. Walsh (3)		2,100,000	0	2,100,000	9.0%

(1) Reflects ownership of securities of Iveda on a fully-diluted basis.
(2) The address for each of these individuals is c/o Iveda Solutions, 1201 S. Alma School Road, Suite 8500, Mesa, AZ 85210.
(3) The address for Mr. Walsh is 117 North 2nd Avenue, Sterling, Colorado 80751.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned limited liability company, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings have always been less than 5% of the Company’s outstanding stock, but the revenue for the year ended December 31, 2011 and the year ending 2010 was $68,119 and $69,495, respectively, and there was a trade accounts receivable balance of $5,859 and $5,859 at December 31, 2011 and December 31, 2010, respectively.

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with Greg Omi, one of the Company’s directors, that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts. The advances bear interest at a rate of 18% annually and are secured by receivables from the contract. As of December 31, 2011 and March 23, 2012, there was a zero balance under the line of credit.

On September 26, 2011, the Company entered into separate $45,000 promissory note agreements with two of its shareholders. Interest on each note will be payable through the issuance of a warrant to purchase 45,000 shares of common stock at a $1.10 exercise price, exercisable within three years of issuance. On October 24, 2011, the Board of Directors approved the issuance of the warrants. Accordingly, the Company recognized a discount of $ 18,103 on the principal value of the $90,000 note payable and is amortizing the discount over the 12 month term of the note.

Director Independence

Using the standards of the NYSE Amex (to which rules and regulations Iveda is not subject), Iveda’s Board has determined that Mr. Farnsworth, Mr. Omi, Mr. Staudohar, Mr. Gillen, and Mr. Franco each qualify as an independent director and as a member of the Audit Committee, Nominating and Compensation Committees, as applicable. No other directors are independent under these standards. Iveda did not consider any relationship or transaction between itself and these independent directors not already disclosed in this report in making this determination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 17, 2011, Iveda Solutions, Inc. (“Iveda”), with the approval of the Audit Committee of the Board of Directors, appointed Albert Wong & Co. (“AW”) as Iveda’s principal accounting firm. Since 2008, AW has served as the principal accounting firm for Sole Vision Technologies (“MegaSys”), a Taiwanese corporation acquired by Iveda in April 2011. Due to the larger business comprised by the MegaSys subsidiary, Iveda decided to replace its former principal accounting firm, Farber Hass Hurley LLP (“FHH”), with AW in order to increase efficiencies and reduce costs in its auditing procedures. FHH will continue to assist Iveda with certain accounting functions relating to Iveda.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant Albert Wong & Co. and its former principal accountant Farber Hass Hurley LLP:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Audit fees	$116,000	$60,000
Audit-related fees	$11,550	$0
Tax fees	$0	$0
All other fees	$0	$0

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Farber Hass Hurley LLP and Albert Wong & Company. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by Albert Wong & Company and Farber Hass Hurley LLP described above were approved by the Audit Committee for 2011.

Iveda’s principal accountant, Albert Wong & Company, and former accountant Farber Hass Hurley LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed)

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form 8-K filed on 12/15/2008)
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.5	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011)

10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13*	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012.
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21*	Subsidiaries of the Registrant
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1**	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.
* Filed herewith
** Furnished herewith

Iveda SOLUTIONS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

F-1

ALBERT WONG & CO.

CERTIFIED PUBILC ACCOUNTANTS

Room 701, 7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:	The board of directors and stockholders of
Iveda Solutions, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Iveda Solutions, Inc. and subsidiaries as of December 31, 2011 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iveda Solutions, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong	Albert Wong & Co.
March 30, 2012	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF IVEDA SOLUTIONS, INC.:

We have audited the accompanying balance sheet of Iveda Solutions, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred significant losses since inception and has insufficient cash flows and working capital to support operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP

March 14, 2011

Camarillo, California

Iveda SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011 AND 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$850,364	$355,343
Accounts Receivable, Net	942,879	361,686
Notes Receivable	102,092	-
Deposits	388,652	-
Prepaid Expenses and Other Current Assets	44,887	4,532
Inventories	80,033	4,651

Total Current Assets	2,408,907	726,212

PROPERTY AND EQUIPMENT

Office Equipment	284,847	212,040
Furniture and Fixtures	67,476	27,805
Software	55,716	47,966
Leased Equipment	257,166	247,792
Leasehold Improvements	50,807	36,964

Total Property and Equipment	716,012	572,567

Less: Accumulated Depreciation	(340,492)	(262,490)

Property and Equipment, Net	375,520	310,077

OTHER ASSETS
Deposits	10,836	10,214
Restricted Cash	53,806	-
Deferred tax assets	4,638	-
Trademarks	200,000	-
Other Intangible Assets	130,000	-
Less: Accumulated Amortization	(143,333)	-
Goodwill	841,000	-

Total Other Assets	1,096,947	10,214

Total Assets	$3,881,374	$1,046,503

See accompanying Notes to Financial Statements.

Iveda SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011 AND 2010

	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$499,640	$180,352
Accrued Expenses	393,612	77,576
Current Portion of Capital Lease Obligations	11,882	48,395
Due to Related Parties, Net of Debt Discount	76,424	197,000
Bank Loans – Short Term	212,480	-
Income Tax Payable	103,204	-
Notes Payable	35,839	-
Deferred Revenue	98,813	11,618

Total Current Liabilities	1,431,894	514,941

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	10,464	13,609

Total Liabilities	1,442,358	528,550

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of December 31, 2011 or 2010	-	-
Common Stock, $0.00001 par value; 200,000,000 shares	180	137
authorized; 18,031,729 and 13,664,257 shares
issued and outstanding, as of December 31, 2011 and
2010, respectively

Additional Paid-In Capital	13,642,892	7,212,914
Accumulated Comprehensive Income (Loss)	(45,907)	-
Accumulated Deficit	(11,158,149)	(6,695,098)

Total Stockholders' Equity	2,439,016	517,953

Total Liabilities and Stockholders' Equity	$3,881,374	$1,046,503

See accompanying Notes to Financial Statements.

Iveda SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2011 AND 2010

	2011	2010

REVENUE
Equipment Sales	$2,081,923	$470,895
Service Revenue	726,630	461,757
Other Revenue	10,176	7,356

Total Revenue	2,818,729	940,008

COST OF REVENUE	2,154,221	587,748

GROSS PROFIT	664,508	352,260

OPERATING EXPENSES:
General & Administrative	4,094,256	2,284,646
Impairment of Goodwill	955,710	-

LOSS FROM OPERATIONS	(4,385,458)	(1,932,386)

OTHER INCOME (EXPENSE)
Interest Income	996	1,043
Interest Expense	(31,562)	(16,920)

Total Other Income (Expense)	(30,566)	(15,877)

LOSS BEFORE INCOME TAXES	(4,416,024)	(1,948,263)

(PROVISION) FOR INCOME TAXES	(47,027)	-

NET LOSS	$(4,463,051)	$(1,948,263)

BASIC AND DILUTED LOSS PER SHARE	$(0.28)	$(0.14)

WEIGHTED AVERAGE SHARES	15,845,268	13,998,210

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2011 AND 2010

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated other Comprehensive Income (loss)	Total Stockholder’s Equity (Deficit)

BALANCE AT DECEMBER 31, 2009	12,865,353	$129	$4,213,359	$(4,746,835)	$-	$(533,347)
Common Stock Issued for Cash	2,895,000	29	2,894,971			2,895,000
Costs of Capital			(282,000)			(282,000)
Stock Based Compensation			267,227			267,227
Common Stock Retired From Merger	(2,500,000)	(25)				(25)
Debt Converted to Common Stock	67,154	1	50,490			50,491
Warrants exercised	67,000	1	19			20
Stock options exercised	1,000	-	100			100
Common Stock Issued for Services	268,750	2	68,748			68,750
Net Loss				(1,948,263)	-	(1,948,263)

BALANCE AT DECEMBER 31, 2010	13,664,257	137	7,212,914	(6,695,098)	-	517,953
Common Stock Issued for Cash	2,117,472	21	2,179,998			2,180,019
Costs of Capital			(103,500)			(103,500)
Stock Based Compensation			515,419			515,419
Stock Value of MEGAsys	1,700,000	17	1,665,983			1,666,000
Contingent Consideration			1,635,980			1,635,980
Debt Discount			18,103			18,103
Common Stock Issued for Services	550,000	5	517,995			518,000
Net Loss				(4,463,051)		(4,463,051)
Comprehensive Loss					(45,907)	(45,907)
Total Comprehensive Loss						(4,508,958)
BALANCE AT DECEMBER 31, 2011	18,031,729	$180	$13,642,892	$(11,158,149)	$(45,907)	$2,439,016

See accompanying Notes to Financial Statements.

Iveda SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,463,051)	$(1,948,263)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation and Amortization	255,692	82,842
Stock Compensation	515,419	267,227
Common stock issued for services	518,000	68,750
Impairment of Goodwill	955,710	-
Provision for obsolete inventory	20,584	-
(Increase) Decrease in Operating Assets:
Accounts Receivable	(29,998)	(324,947)
Notes Receivable	(94,542)	-
Other Receivables	13,698	-
Prepaid Expense	13,282	(470)
Inventory	20,527	(4,651)
Deposits	(165,435)	4,016
Deferred tax assets	(4,775)	-
Accounts Payable	184,020	(17,183)
Accrued Expenses	270,884	(238,288)
Tax Payable	(121,727)	-
Notes Payable	(6,759)	-
Other Payable	(1,450)	-
Deferred tax liabilities	(49,413)	-
Deferred Revenue	60,421	(3,041)
Net cash used in operating activities	(2,108,913)	(2,114,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	740,561	-
Purchase of Property and Equipment	(153,568)	(135,073)
Net cash provided by (used in) investing activities	586,993	(135,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	90,000	63,000
Changes in Restricted Cash	(41,720)	-
Payments on Short-term Notes Payable/Debt	(197,000)	-
Bank Borrowings	151,800	-
Payments on Capital Lease Obligations	(39,658)	(89,248)
Common Stock Issued, net of Costs of Capital	2,076,500	2,613,000
Net cash provided by financing activities	2,039,922	2,586,752

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,981)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	495,021	337,671

Cash and Cash Equivalents - Beginning of Year	355,343	17,672

CASH AND CASH EQUIVALENTS - END OF YEAR	$850,364	$355,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Debt Converted to Stock	$0	$50,491

Interest Paid	$31,562	$16,920

Property and Equipment Purchased via Capital Lease	$9,374	$21,296

 See accompanying Notes to Financial Statements.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Iveda Solutions, Inc. (formerly Iveda Corporation) (the “Company”) began operations on January 24, 2005, under the name IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”). On October 15, 2009, IntelaSight completed a reverse merger with Charmed Homes, Inc., a Nevada corporation (“Charmed”) pursuant to which IntelaSight became a wholly-owned subsidiary of Charmed and Charmed changed its name to Iveda Corporation. Prior to the reverse merger, Charmed was a shell company and did not have any operations.

All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation and Iveda Corporation changed its name to Iveda Solutions, Inc.

The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations throughout the United States.

On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc (doing business as MegaSys) (“MegaSys”). MegaSys was incorporated in the Republic of China (Taiwan) on July 5, 1999. MegaSys designs and integrates electronic security and surveillance products, software, and services.

Consolidation

The consolidated financial statements include the accounts of the Company and MegaSys (from May 1, 2011 through December 31, 2011). All intercompany balances and transactions have been eliminated in consolidation. See Note 11.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $11.2 million from January 2005 through December 31, 2011 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Board of Directors approved the Company to engage with a financial capital markets advisor in connection with a potential capital financial transaction to raise up to $30 million (“Long Term Financing”).
•	The Board of Directors also approved the Company to raise up to an aggregate amount of $3 million in bridge financing in advance of the Long Term Financing.
•	The Company plans to establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	The Company may evaluate and consider merger and/or acquisition activities.
•	The Company completed the acquisition of MegaSys.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

Impairment of Long-Lived Assets

The Company has a significant amount of property and equipment primarily consisting of leased equipment. The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant and Equipment." The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company did not make any impairment for the years ended December 31, 2011 and 2010.

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

Revenues from services are recognized when the services are provided. Expenses are recognized as incurred.

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

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

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

Comprehensive loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Three customers in 2011 represented approximately 50% (26%, 14% and 10%) and two customers in 2010 represented approximately 48% (29% and 19%) of total revenues. The accounts receivable from these customers were approximately 59% of total accounts receivable as of December 31, 2011. No other customers represented greater than 10% of total revenues in 2011 and 2010.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

Accounts Receivable

The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. For our US operation, receivables past due more than 120 days are considered delinquent. For our Taiwan operation, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2011 and 2010, no allowance for uncollectible accounts was deemed necessary for our US Operation. As of December 31, 2011, an allowance of $100,703 was established against the receivables in our foreign corporation. The Company does not generally charge interest on past due receivables.

Trade receivables, net are comprised of the following:

	2011	2010

Trade receivables, gross	$1,043,582	$361,686
Allowance for doubtful accounts	(100,703)	-

Trade receivables, net	$942,879	$361,686

Notes Receivable

Notes receivable represents post-dated checks collected from customers in Taiwan. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. For our Taiwan operation, notes receivables over 90 days are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2011 and 2010, no allowance for doubtful accounts was deemed necessary for our Taiwan operation. The company does not generally charge interest on notes receivable.

Deposits – Current

The Company’s current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into 2012. It also includes some other receivables as the result of travel advances due from employees.

Inventories

Inventories consists of equipment purchased for installation projects and is recorded at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2011 and 2010 was $107,833 and $82,842, respectively.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

Deposits – Long-Term

Long-term deposits consists of our security deposit held by Landlord under the First Amendment to Lease effective July 1, 2011 for our domestic office space.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our foreign operation.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives of six months to ten years. Other intangible assets are fully amortized at December 31, 2011. Future amortization of Trademarks is as follows:

Trademarks

2012 20,000

2013 20,000

2014 20,000

2015 20,000

Thereafter 106,667

The company engaged a valuation firm to express an opinion regarding the potential goodwill impairment of the Megasys reporting unit (“Reporting Unit”) for Iveda pursuant to Accounting Standards Codification Topic 350, Goodwill and Other Intangible Assets (“ASC 350”) as of December 31, 2011 (the “Valuation Date”). Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. The results of this testing for impairment as of December 31, 2011 is as follows:

Step 1 Test - Summary
	Estimated Fair Value of Reporting Unit	Book Value of Reporting Unit	Difference	Step 1 Pass/Fail
Reporting Unit
Megasys	$ 2,080,000	$ 3,062,000	$ 982,000	Fail

Step 2 Test - Summary
	Book Value of Goodwill	Implied Goodwill After Step 2	Impairment
Reporting Unit
Megasys	$ 1,796,710	$ 841,000	$ 955,710

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

Implied Goodwill Impairment – Step II

Estimated Fair Value of Total Invested Capital	$2,080,000
Less: Adjusted Debt-Free Working Capital	$890,000
Less: Net Fixed Assets	$19,000
Less: Fair Value of Intangible Assets	$330,000
Implied Goodwill	$841,000

Accordingly, the Company has recorded an impairment of $955,710 in the Statement of Operations in 2011.

Deferred Revenue

Deposits received from customers on future installation projects are recorded as deferred revenue.

Advertising

Advertising and Marketing costs are expensed as incurred. Advertising expenses for the year ended December 31, 2011 were $31,087.  For the year ended December 31, 2010, advertising and marketing expenses were $32,003.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses were $1,740 and $0 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents the Company's best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2011, the Company reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2011 for our U.S. operation. However, a small benefit of $4,638 is recorded on the balance sheet for our Taiwan business. See Note 9 for more information.

The Company is subject to U.S. federal income tax as well as state income tax.

The Company’s income tax returns are subject to review and examination by federal, state, and local authorities. The tax returns for the years 2006 to 2010 are open to examination by federal, local, and state authorities.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

Sales Tax

The Company is liable for sales tax in Arizona, California and Minnesota. Sales tax invoiced to customers is recorded as a liability on the Company’s financial statements.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment, which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2011 and 2010 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2011 and 2010, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation, therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $515,419 and $267,227 of stock-based compensation expense for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$568,226	$1,670,343
Asia	$1,764,375	$768,673
Mexico	$486,128	-

Furthermore, due to operations in various geographic locations, the Company is susceptible to changes in national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities that may have a material adverse effect on the Company’s future operations and results.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

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

New Accounting Standards

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance during the year ended December 31, 2011 with no impact to the consolidated financial statements.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

NOTE 2        SHORT-TERM BANK LOANS

Two short-term bank loans were initiated on November 21, 2011 and December 1, 2011, due and payable on May 21, 2012 and February 29, 2012 respectively. As of December 31, 2011, the bank loan balance was as follows:

	2011	2010

Loan from Sovereign Bank at an interest rate at 3.26% per annum, due May 21, 2012	$99,600	$-
Loan from Bank of Shanghai at an interest rate of 1% per annum. Due on February 29, 2012	112,880	-

Balance at end of year	$212,480	$-

NOTE 3        oBLIGATIONS UNDER CAPITAL LEASES

The Company is the lessee of certain computer equipment under capital leases extending through 2014. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated useful lives. The computer equipment has been recorded in the accompanying financial statements in office equipment of $257,166 and $247,792 and accumulated depreciation of $158,163 and $109,945 at December 31, 2011 and 2010, respectively. The leases have imputed interest rates between 8% and 22% and monthly payments between $53 and $361.

Future minimum lease payments under the capital leases as of December 31, 2011 for each of the remaining years are as follows:

Year Ending December 31,
2012	$15,359
2013	9,630
2014	2,468
Total Minimum Lease Payments	27,457
Less: Interest	5,111
Total Principal	22,346
Less: Current Portion	11,882
Long-Term Capital Lease	$10,464

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

NOTE 4        operating leases

The Company leases its office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $95,635 and $90,199 for the years ended December 31, 2011 and 2010, respectively. The Company also has two non-cancellable data center service agreements for approximately $7,085 and $2,500 per month, expiring September 2014. Data center services expense was $126,626 and $97,045 for the years ended December 31, 2011 and 2010, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

Future minimum lease payments under these leases are as follows:

2012	$ 222,325
2013	$ 219,044
2014	$ 191,733
2015	$ 115,580
2016	$ 108,356

NOTE 5        preferred stock

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

NOTE 6        NOTES PAYABLE

Non-Interest-Bearing notes, maturity dates ranging from January 2012 to August 2012	$ 35,839

NOTE 7        EQUITY

Common Stock

During 2010, Iveda cancelled 2.5 million shares upon payment of the final amount due to the majority shareholders of Charmed Homes pursuant to the terms and conditions of the 2009 merger agreement.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

During January 2010, the Company issued 47,014 and 20,140 shares of its common stock in payment of principal and interest, respectively, for convertible debt recorded at $35,386 and $15,105, respectively.

During 2010, the Company raised $2,895,000 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $282,000.

Beginning at the end of 2010 and during 2011, the Company raised $2,500,000 in a private placement of shares at prices ranging from $.80 to $1.00 per share. In the second quarter of 2011, there were 675,000 shares issued at a price of $.80 per share in two private placement transactions with two corporations. In the same quarter, there were 22,472 shares issued at a price of $.89 per share to a trust. All remaining shares were issued at $1.00 per share in approximately 36 private placement transactions with a mix of investors including 14 individuals, 16 trusts and 6 corporations. Costs associated with this raise totaled $138,500.

In the fourth quarter of 2011, the Company granted 300,000 shares of Company stock to two consultants for consulting services, in lieu of cash, relating to international business development and strategic alliance opportunities.

NOTE 8        stock option plan AND WARRANTS

Stock Options

On October 15, 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Option Plan”), pursuant to which it may grant equity awards to eligible persons. The 2009 Option Plan allows the Company’s Board of Directors (the “Board”) to grant options to purchase up to 1,500,000 shares of common stock to directors, officers, key employees, and service providers of the Company. As of December 31, 2011, options to purchase 1,166,729 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, the Company adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of the Company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 2, 2010 and June 24, 2011. As of December 31, 2011, options to purchase 2,496,450 shares were outstanding under the 2010 Option Plan.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above the fair market value of the common stock on the date of the grant as determined by the Company's Board of Directors. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive Stock Option awards of unrestricted stock are not designed to be deductible to the Company under Section 162(m). Under the Plan, stock options will terminate on the tenth anniversary date of the grant or earlier if provided in the grant.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price that may not be less than the fair value of the common stock on the date of the grant as determined by the Company's Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of up to four years. Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The Company has unrecognized stock-based compensation with a weighted-average term of approximately 3 years of $ 262,323 at December 31, 2011.

Stock option transactions during 2011 and 2010 were as follows:

	2011		2010
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	1,959,979	$0.73	1,182,729	$0.37
Granted	2,053,200	0.99	806,500	1.11
Exercised	-	-	(1,000)	0.10
Forfeited or Canceled	(350,000)	1.06	(28,250)	1.03
Outstanding at End of Year	3,663,179	0.81	1,959,979	0.73

Options Exercisable at Year-End	3,024,029	0.85	1,710,874	0.61

Weighted-Average Fair Value of
Options Granted During the Year	$0.35		$0.39

Information with respect to stock options outstanding and exercisable at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2011	Life	Price	2011	Price
$0.10 - $1.30	3,663,179	8.3 Years	$ 0.81	3,024,029	$ 0.85

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2011	2010
Expected Life	5 Years	5.2 Years
Dividend Yield	0%	0%
Expected Volatility	38%	42%
Risk-Free Interest Rate	1.53%	2.38%

Expected volatility for 2011 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. For 2010, expected volatility was estimated using the average volatility of three public companies offering services similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on the actual expiration date of the grant.

Warrants

The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants. On October 24, 2011 the Company authorized the issuance of warrants to purchase 47,500 of Common Stock at an exercise price of $1.10 per share, exercisable within three years of grant date, to one of its Board Members for his help in raising funds without compensation.

As of December 31, 2011, warrants to purchase 1,612,778 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Warrants may be exercised between a range of two to ten years following the date of the grant, with vesting schedules determined by the Company upon issue. Vesting periods range from 100% fully vested upon grant to four years. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

Stock warrant transactions for 2011 and 2010 were as follows:	2011		2010
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of year	1,064,778	$0.59	559,278	$0.18
Granted	548,000	1.10	572,500	0.93
Exercised	-	0.00	(67,000)	0.00
Outstanding at end of Year	1,612,778	0.77	1,064,778	0.59
Warrants Redeemable at End of Year	1,600,278	0.77	1,052,278	0.59
Weighted-Average Fair Value of Warrants Issued During the Year	$0.34		$0.40

Information with respect to warrants outstanding and exercisable at December 31, 2011 is as follows:

	Warrants Outstanding			Warrants Redeemable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Redeemable	Weighted -
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Redemption	December 31,	Redemption
Prices	2011	Life	Price	2011	Price
$0.10 - $1.10	1,612,778	3.5 Years	$ 0.77	1,600,278	$ 0.77

The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants issued.

	2011	2010
Expected Life	3.8	5.0
Dividend Yield	0%	0%
Expected Volatility	32%	46%
Risk-Free Interest Rate	2.17%	2.25%

Expected volatility was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of warrants is based on the average of three public companies offering services similar to the Company.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

NOTE 9        income taxes

U.S. FEDERAL CORPORATE INCOME TAX

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2011	2010

Tax Operating Loss Carryforward - USA	$3,539,000	$2,570,000
Accelerated Depreciation – USA	(59,500)	(73,000)
Valuation Allowance - USA	(3,479,500)	(2,497,000)
	$-	$-

The valuation allowance increased approximately $982,500, primarily as a result of the increased net operating losses of the operation in the USA.

As of December 31, 2011, the Company has federal net operating loss carryforwards for income tax purposes of approximately $8,526,000 which will begin to expire in 2025. The Company also has Arizona, California and Minnesota net operating loss carryforwards for income tax purposes of approximately $5,594,000 $1,438,000 and $105,000 which will begin to expire in 2012. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration:

2011	$2,350,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025
	$8,526,000

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

The tax provision differs from the expense that would result from applying Federal statutory rates to income before income taxes due to the effect of state income taxes and because certain expenses are deducted for financial reporting that are not deductible for tax purposes.

	2011	2010
Tax Benefit of 34%	$(1,391,513)	$(662,384)
Increase (Decrease) in Income Taxes Resulting from:
State Income Tax Benefit, Net of Federal Tax	(112,253)	(83,953)
Nondeductible Expenses	217,297	68,337
Valuation Allowance	1,286,469	678,000
Total	$-	$-

TAIWAN (REPUBLIC OF CHINA) CORPORATE TAX

Sole-Vision Technologies, Inc. is a subsidiary of the Company which is operating in Taiwan as a profit-seeking enterprise. Its applicable corporate income tax rate is 17%. In addition, Taiwan’s corporate tax system allows the government to levy a 10% profit retention tax on undistributed earnings for the prior year. This tax will not be provided if the company distributed the earnings before the ended of the fiscal year.

According to the Taiwan corporate income tax (“TCIT”) reporting system, the TCIT sales cut-off base is concurrent with the business tax classified as value-added type (“VAT”) which will be reported to the Ministry of Finance (“MOF”) on a bi-monthly basis. Since the VAT and TCIT are accounted for on a VAT tax basis that recorded all sales on business tax on a VAT tax reporting system, the Company is bound to report the TCIT according to the MOF prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off did not take the accrual base but rather on a VAT taxable reporting basis. Therefore, when the company adopted US GAAP on accrual basis, the sales cut-off TCIT timing difference which derived from the VAT reporting system will create a temporary sales cut-off timing difference and this difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimation reported in the Form 10-K.

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and VAT tax reporting system and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

December 31, 2011
US Dollar
Tax Operating Income – Taiwan	$99,116
Temporary Difference:
VAT reporting system – Sales cut-off	(115,344)
VAT reporting system – Cost & expenses cut-off	(242,468)
Provision of Bad Debt	37,706
Accelerated Depreciation – Taiwan	1,357
Permanent Difference:
Inventory written-off	(20,584)
Non-deductible expenses	(51,000)
Miscellaneous income	5,835
Adjusted Net Loss Before Tax – Taiwan	$(285,382)

Income tax expense for the years ended December 31, 2011 and 2010 is summarized as followings:

	2011	2010
Current:
Provision for Federal Income Tax (34%)	$--	$--
Provision for TCIT (17%)	16,850	-
Provision for Undistributed Earnings Tax (10%)	89,176	-
Increase (Decrease) in Income Taxes Resulting from:
Pre-acquisition TCIT	(4,811)	-
Temporary Difference	(54,188)	-
Income Tax Expenses	$47,027	$-

RECONCILIATION OF DEFERRED TAX ASSET/(LIABILITIES)

2011
Pre-acquisition Deferred Tax Assets/(Liabilities)	(49,788)
Temporary Difference	54,188
Foreign currency difference	238
Deferred Tax Assets	$4,638

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

NOTE 10     RELATED PARTY TRANSACTIONS

On September 15, 2010, the Company entered into a Line of Credit Promissory Note with a member of its Board of Directors that provides for borrowings of up to $350,000 to be used for the sole purpose of purchasing equipment, software and other infrastructure-related items for one of its contracts. The advances bear interest at a rate of 18% annually and are secured by receivables from the contract. The note balance of $197,000 plus accrued interest was repaid in full in April 2011. As of December 31, 2011, there was zero balance under the line of credit.

On September 26, 2011, the Company entered into separate $45,000 promissory note agreements with two of its shareholders. Interest on each note will be payable through the issuance of a warrant to purchase 45,000 shares of common stock at a $1.10 exercise price, exercisable within three years of issuance. On October 24, 2011, the Board of Directors approved the issuance of the warrants. Accordingly, the Company recognized a discount of $18,103 on the principal value of the $90,000 note payable and is amortizing the discount over the 12 month term of the note.

The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned LLC, and subsequently Mr. Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company but the revenue for years ending 2011 and 2010 $68,119 and $69,495, respectively, and there was a trade accounts receivable balance of $5,859 and $5,859 at December 31, 2011 and 2010.

NOTE 11     earnings (loss) per share

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings Per Share“ (“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the years ended December 31, 2011 and 2010 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2011 and 2010. Total common stock equivalents that could be convertible into common stock were 5,275,957 and 2,808,152 for 2011 and 2010, respectively.

	2011	2010
Basic EPS
Net Loss	$(4,463,051)	$(1,948,263)
Weighted Average Shares	15,845,268	13,998,210
Basic Loss Per Share	$(0.28)	$(0.14)

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

NOTE 12     BUSINESS COMBINATION

On April 30, 2011, the Company completed its acquisition of MegaSys. The Company issued 1,700,000 shares of its common stock, which was valued at $0.98 per share (market value on the date of acquisition). In addition, the Company is committed to the issuance of an additional 2,000,000 shares of its common stock (valued at $1,636,000) if certain financial milestones are obtained by MegaSys. MegaSys must achieve at least $300,000 post tax income for the year ended December 31, 2011. For 2012, MegaSys must achieve $300,000 post tax income and increase net revenues by $1,300,000 related to the SafeCiti project from July 1, 2010 to December 31, 2012. If these milestones are not achieved, the additional 2,000,000 shares will not be issued.

 The preliminary purchase price allocation based on qualified independent valuation is as follows:

Cash	$740,561
Accounts Receivable	588,726
Property and Equipment	20,678
Other Assets	458,523
Intangible Assets	330,000
Goodwill	1,796,710
Liabilities Assumed	(633,198)
Total Purchase Price	$3,302,000

In connection with the acquisition, the Company also issued 250,000 shares of common stock to a consultant who advised the Company on its acquisition. The value of the shares issued ($245,000) is reflected in the Statement of Operations for the periods ended December 31, 2011.

The following is the unaudited pro forma condensed consolidated financial statement of the combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the twelve-month period ended December 31, 2011 and the twelve-month period ended December 31, 2010 for comparability purposes.

	Twelve Months Ended December 31,
	2011	2010
Total revenues	$3,349,003	$6,530,425
Total net expenses	6,641,482	7,924,057

Income (loss) before income taxes	(3,292,479)	(1,393,632)
Income tax provision	(51,838)	(223,136)

Net income (loss)	$(3,344,317)	$(1,616,768)

Net income (loss) per share — basic and diluted	$(0.18)	$(0.10)

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

NOTE 13     subsequent events (UNAUDITED)

The Company’s subsidiary in Taiwan, MegaSys, was awarded a remote digital video recording systems engineering contract by the New Taipei City Police Department. The award is worth NT$66,511,768 (approximately US$2.2 million) over the contract period. The New Taipei City Police Department project commenced on January 13, 2012 and is expected to be completed in June 2012. The project includes new cameras and existing camera integration, fiber network, city-wide camera and network engineering and design, field construction, and an existing NVR system.

On March 16, 2012, the Company settled Joao Control & Monitoring Systems of California, LLC v. Acti Corporation Inc., et al., No. 10-CV-01909 (C.D. Cal.) (December 15, 2010), with prejudice. Pursuant to the terms of the Settlement Agreement, Joao granted a non-exclusive, non-sub-licensable, non-transferrable, fully paid up irrevocable and perpetual royalty-free license to the Company for a fixed one-time fee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

IVEDA SOLUTIONS, INC.

By:	/s/ David Ly
David Ly
Chief Executive Officer, President (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2012.

/s/ David Ly	Chief Executive Officer and Director
David Ly	(Principal Executive Officer)

/s/ Lynne Phillis	Controller
Lynne Phillis	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director
Joseph Farnsworth

/s/ Gregory Omi	Director
Gregory Omi

/s/ James D. Staudohar	Director
James D. Staudohar

/s/ Chen-Ho (Alex) Kuo	Director
Chen-Ho (Alex) Kuo

/s/ Robert Gillen	Director
Robert Gillen

/s/ Alejandro Franco	Director
Alejandro Franco