Form 10-K/A
period 2011-12-31
Iveda Solutions, Inc.
filed 2012-05-11
CIK 1397183

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

Explanatory Note

This Amendment No. 1 to the Form 10-K for the fiscal year ended December 31, 2011 amends the following items: 1) Note 1 of the Financial Statements has been amended to include segment reporting; and 2) certain amendments have been made to the following sections:  (a) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (b) Part III, Item 10. Directors, Executive Officers and Corporate Governance; (c) Part III, Item 11. Executive Compensation; (d) Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence, and (e) Part IV, Item 15. Exhibits and Financial Statement Schedules.  No other changes have been made to the Form 10-K as filed on March 30, 2012.

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

The Company’s principal executive offices are located at 1201 S. Alma School Rd., Suite 8500, Mesa, Arizona 85210.

On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys) ("MegaSys”). MegaSys was incorporated in the Republic of China (Taiwan) on July 5, 1999. MegaSys is in the business of design and manufacturing of central security management system products and providing security integration solutions. MegaSys specializes in deploying new and integrating existing video surveillance systems for airports, commercial buildings, government customers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries.

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

The Company does not expect to derive significant revenues from MegaSys’s prior customer installations. However, the Company believes that MegaSys’s prior customer base helps to establish credibility for the Company to market its products and services in the Taiwanese and other Asian marketplaces. There can be no assurance that the Company will generate material future revenue from MegaSys’s customers at the time of the Exchange.

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

Agreement with Telmex, U.S.A., LLC. On October 28, 2011, the Company entered into a Non-Exclusive Strategic Collaboration Agreement (the “Agreement”) with Telmex, U.S.A. LLC (“Telmex”). Telmex will resell products and services by and on behalf of the Company, subject to the terms and conditions of the Agreement. The term of the Agreement is one year and will automatically renew for additional one-year increments. The Agreement will always be interpreted as a fixed-term agreement. Either party may terminate the Agreement at any time for any or no reason in such party’s sole discretion upon thirty days’ written notice to the other party. The Company will continue to provide services to end users, per the terms of the End-User Service Agreement, provided that the end users have the means to continuously pay Company for services rendered. The Agreement is attached as Exhibit 10.12 to the Company’s Form 10-Q/A filed on March 7, 2012.

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

Directors, Executive Officers and Key Employees. The executive officers, directors and other key employees serving the Company as of the date of this report were as follows:

Name	Age	Position
David Ly	36	CEO, President, Chairman of the Board
Luz Berg Richard Gibson Dave Rovai Lynne Phillis Chen-Ho (Alex) Kuo	49 59 53 45 48	Secretary, COO, CMO Sr. Vice President of Global Sales & Support Director of IT Controller Director, Chief Strategy Officer
Joseph Farnsworth	52	Director
Gregory Omi	50	Director
James D. Staudohar Robert D. Gillen Alejandro Franco	74 57 59	Director Director Director

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

Dave Rovai – Dave Rovai joined Iveda in 2008 as Manager of Information Technology. He was promoted to Director of Information Technology in 2011. Mr. Rovai has built a team of developers and network engineers instrumental in building Iveda’s enterprise-class cloud-based video surveillance infrastructure, critical to the success of the of the Company’s video surveillance services. Mr. Rovai has over 23 years of IT experience and held various technical and management positions from medium-size to large-size corporations. In the last six years prior to Mr. Rovai joining Iveda, he took hiatus in IT and became a realtor to take advantage of the booming real estate market in Arizona at that time. Prior to this, he was Director of Data Center Operations at Intertrust Information Systems for about a year in 2001. From 2000 to 2001, Mr. Rovai worked at PublishOne as Director of IS. From 1999 to 2000, he was Manager of Systems Engineering at Convergent Communications and Lead Systems Engineer from 1997 to 1999. Mr. Rovai had a long career in IT at Rolm from when it was an independent corporation, until it became a division of IBM then Siemens: Siemens Business Communications Systems as Manager of NT Services from 1996 to 1997, from 1994 to 1996 as Senior Systems Engineer and from 1993 to 1994 as Systems Support Programmer; Rolm (A Siemens Company) from 1990 to 1993 as Data Center Manager and from 1989 to 1990 as Manager Technical Service Center; Rolm (A Division of IBM) as Support Engineer from 1987 to 1989; Rolm Corporation as Communications Engineer from 1981 to 1987 and from 1980 to 1981 as Marketing Support Engineer. He managed Network, Server (Unix and Microsoft) consultants, customer projects consisting of complete IT outsourced relationships, company moves, and infrastructure rollouts. Mr. Rovai was instrumental in the IBM conversion from a mainframe-based company to a client server NT based nationwide rollout. Mr. Rovai has a wealth of experience in building IT infrastructure, network security, telephony, system administration, design, implementation, and data center management. Mr. Rovai has numerous technical certifications from AT&T, ROLM, Microsoft, APC and a project management certification from UC Berkeley.

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

Gregory Omi – Mr. Omi has been a director since 2005. Mr. Omi has been working as a senior programmer for Zynga since November 2009, writing online games in Flash for Facebook. From January 2009 to November 2009, Mr. Omi worked at Monkey Gods, LLC, a video game provider, designing Facebook applications as a programmer. From October 2006 to January 2009, Mr. Omi worked at Flektor, Inc., focused on Flash 9 / Flex 2 / Action Script 3, C, XML and Ruby programming for a web application, including video and image processing. Flektor was acquired by FOX Interactive Media in 2007. From October 1996 to June 2006, Greg held the position of Senior Programmer with Naughty Dog, a computer game company, which was acquired by Sony. He has also held programming positions with 3DO (from 1992 to 1996), TekMagic (during 1992), Epyx (from 1986 to 1992), Atari (during 1991), Nexa (from 1982 to 1983 and 1985 to 1986) and HES (during 1983). Mr. Omi attended DeVry Institute in Phoenix, Arizona from 1979 to 1980 where he studied industrial electronics engineering. Among other professional experiences, qualifications, and skills, Mr. Omi’s expertise and skills in computer programming, software development, and writing code are beneficial to the development of our products.

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

Robert D. Gillen – Mr. Gillen was appointed to Iveda’s Board in November 2011 and recently as a member of the Audit Committee. Mr. Gillen is the president of the Law Offices of Robert D. Gillen, Ltd., a law firm assisting clients with domestic and international planning, with offices located in Scottsdale, Arizona and Naperville, Illinois. Mr. Gillen is an international speaker and has extensive experience in advising businesses and professionals on tax and legal matters. Mr. Gillen graduated from the University of Illinois in 1976 with a Bachelor of Science in Business Administration and from IIT Chicago Kent College of Law in 1979 with a Juris Doctor Degree with Honors. Mr. Gillen has been active in the cellular industry since its inception. Mr. Gillen has served on various private company boards of directors and advisory committees for growing companies, as well as donating his time and expertise on not-for-profit boards. Mr. Gillen has also authored many articles on business, tax and legal matters. Mr. Gillen’s experience in international business from the legal and financial perspective is valuable to our Board of Directors as Iveda expands its operations globally.

Chen-Ho (Alex) Kuo - Mr. Kuo was appointed to Iveda’s Board in November 2011. In 2009, Alex Kuo was hired by Iveda as a consultant to facilitate the acquisition of MEGAsys—Taiwan. Shortly after the completion of the acquisition, in May 2011, Iveda hired Mr. Kuo as Senior Vice President of Global Strategies—Asia, and then promoted him to Chief Strategy Officer. Mr. Kuo was also recently appointed to Iveda’s Compensation Committee and Nominating Committee. He has 20 years of executive experience at Acer Group. Prior to Acer, he was General Manager at Servex/Anextek from 2001 to 2007. He also held Vice President and Senior Vice President positions at China Security and Surveillance Technology (NYSE:CSR), FalconStor Software (NASDAQ: FALC), and Global Data SolutionsLimited from 2007 to 2010. Mr. Kuo also serves as an instructor at the Cloud Computing Industry Association of Taiwan. Mr. Kuo received his Masters of Science and Technology Innovation Management from George Washington University and his undergraduate degree from National Taiwan University. Mr. Kuo’s expertise in the worldwide computing industry and the security industry makes him a valuable member of the Board of Directors. He also contributes engineering expertise, business relationships with Asian manufacturers and insight into doing business in Asia that is extremely valuable to Iveda’s success in Asia.

Alejandro Franco – Mr. Franco was appointed to Iveda’s Board in November 2011 and was recently appointed to the Compensation Committee and Nominating & Corporate Governance Committee. Mr. Franco has been serving Iveda as a consultant for over a year, with respect to business development and strategic partnership opportunities in Mexico. He has been advising and facilitating the Company’s negotiations with a telecommunications company in Mexico. Mr. Franco has 26 years of cross-industry experience and accomplishment with leading start-up and high-growth companies. He is known for delivering strong and sustainable revenue and profit gain in highly competitive markets throughout China, Taiwan, USA, Mexico, and Brazil. He has extensive experience in leading large-scale, complex, global operations in China, Taiwan, Latin America, and the U.S. Mr. Franco is the president and founder of Amextel in Mexico. He also founded and was president of TVM, Inc., in Mexico from 1985 to 1988 and Bela Corp. in the U.S. from 1988 to 2000. Mr. Franco has a degree in Economics from UNAM University, Mexico, a degree in Industrial Design from IBERO University, Mexico, and Masters in Theology from Oblate University, San Antonio Texas. Mr. Franco’s extensive business experience in Latin America and connecting technology companies with distribution allow him to provide guidance on best methods and business practices to Iveda as we expand our business in Latin America.

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

During the fiscal year ended December 31, 2011, (a) the Company issued Mr. Alex Kuo 250,000 shares of Iveda common stock in exchange for his services to Iveda, which have included business development, introducing strategic alliance opportunities in Asia, and facilitating the Megays acquisition, and (b) the Company issued 250,000 shares of Iveda common stocks to Amextel, which is owned by our board member Mr. Alejandro Franco, in exchange for consulting services relating to international sales and business development and strategic alliance opportunities.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (8)	Options Awards ($) (7)	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings ($)	All Other Compen- sation ($)	Total ($)
Joseph Farnsworth	-	-	$11,712(1)	-	-	-	$11,712
James Staudohar	-	-	$11,712(2)	-	-	-	$11,712
Gregory Omi	-	-	$11,712(3)	-	-	-	$11,712
Alex Kuo	-	$245,000	$52,706(4)	-	-	-	$297,706
Robert Gillen	-	-	$14,206(5)	-	-	-	$14,206
Alejandro Franco	-	$227,500	$14,206(6)	-	-	-	$241,706

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

(8) See Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

Mr. Ly received a salary of $118,654, a bonus of $41,981 and 300,000 options at an exercise price of $1.00 per share in fiscal year 2011 for his service as CEO and President of the Company.

Mr. Kuo received a salary of approximately $25,000 and 100,000 options at an exercise price of $1.00 per share in 2011 for his services as Chief Strategy Officer of the Company.

Board Leadership Structure and Role in Risk Oversight

    The Company’s Chief Executive Officer also serves as its Chairman of the Board of Directors. The Board of Directors believes maintaining flexibility regarding whether to combine or separate the positions of Chairman and Chief Executive Officer permits it to select the most qualified candidate for the position of Chairman, including a member of management if the Board of Directors believes he or she will provide the most effective leadership for the Board of Directors. The Board of Directors believes that this leadership structure is advantageous because it allows the Company to speak on a unified and consistent basis to its various constituents, both internal and external, and fosters accountability and effective decision-making.

    The Board of Directors and each of its standing committees (Audit, Compensation, and Nominating and Corporate Governance) oversee the management of risks inherent in the operation of the Company’s business. The Board of Directors has delegated certain risk management responsibilities to the committees. The Board of Directors and the Audit Committee evaluate Company policies with respect to the Company’s liquidity risk, regulatory risk, operational risk and enterprise risk through reviews, as needed, with management and other advisors. The Board of Directors and the Governance and Nominating Committee monitor the Company’s governance and succession risk through reviews, as needed, with management and outside advisors. The Compensation Committee reviews the impact of the Company’s compensation program and the associated incentives to determine whether they present a significant risk to the Company. The Board of Directors has concluded, based on its reviews and analysis of the Company’s compensation policies and procedures, that such policies and procedures are not  reasonably likely to have a material adverse effect on the Company.

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

Name of Beneficial Owner	Position	Amount of Shares of Common Stock	Options or Warrants to Purchase Common Stock	Total Beneficial Ownership (1)	Percent of Class (1)

David Ly (2)	CEO, Director, President	3,185,181	300,000	3,485,181	15.0%
Luz Berg (2)	COO, CMO & Secretary	77,817	1,422,183	1,500,000	6.4%
Lynne Phillis(2)	Controller	-	50,000	50,000	0.2%
Joseph Farnsworth (2)	Director	79,958	227,500	307,458	1.3%
Gregory Omi (2)	Director	903,859	180,000	1,083,859	4.7%
James D.Staudohar(2)	Director	0	105,000	105,000	0.5%
Robert Gillen (2)	Director	1,301,140	95,000	1,396,140	6.0%
Chen-Ho (Alex) Kuo(2)	Director, Chief Strategy Officer	300,000	150,000	450,000	1.9%
Alejandro Franco(2)	Director	250,000	50,000	300,000	1.3%
All directors and officers as a group		6,097,955	2,579,683	8,677,638	37.3%
William A. Walsh (3)		2,100,000	0	2,100,000	9.0%

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

In September 2010, Sysan Limited, which is owned by Alex Kuo (a director of the Company) and his spouse, invested $50,000 in Iveda in exchange for 50,000 Iveda shares. In May 2011, Mr. Kuo was also issued 250,000 shares of Iveda common stock in exchange for his services to the Company, which have included business development, introducing strategic alliance opportunities in Asia, and facilitating the Megays acquisition.

On November 2, 2011, the Company entered into a Consulting Agreement with Amextel, which is owned by Alejandro Franco, a member of our Board of Directors. Under the Consulting Agreement, Mr. Franco agrees to provide consulting services to the Company related to international sales and business development and strategic alliance opportunities in exchange for 250,000 shares of Iveda common stock and 20% of revenues derived from customers facilitated by Mr. Franco. For funding sources provided by Mr. Franco, Mr. Franco will receive warrants to purchase Iveda common stock in amounts to be negotiated at that time.

Director Independence

Using the standards of the NYSE Amex (to which rules and regulations Iveda is not subject), Iveda’s Board has determined that Mr. Farnsworth, Mr. Omi, Mr. Staudohar and Mr. Gillen each qualify as an independent director and as a member of the Audit Committee, Nominating and Compensation Committees, as applicable. No other directors are independent under these standards. Iveda did not consider any relationship or transaction between itself and these independent directors not already disclosed in this report in making this determination.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed)

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form 8-K filed on 12/15/2008)
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.5	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011)

10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to the Form 10-K filed on 3/30/2012).
10.14*	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21	Subsidiaries of the Registrant (Incorporated by reference to the Form 10-K filed on 3/30/2012)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1**	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.
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

As discussed in Note 1 to the accompanying financial statements, the financial statements of the Company for the years ended December 31, 2011 has been revised for “Segment Information”.

Hong Kong	Albert Wong & Co.
March 30, 2012	Certified Public Accountants
Except for Note 1 dated May 7, 2012

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

The Company operates as two reportable business segments as defined in ASC 280, "Segment Reporting." Each company has a chief operating decision maker and management personnel which review their company’s performance as it relates to revenue, operating profit and operating expenses.

	Twelve Months Ending	Eight Months Ending	Condensed
	Dec. 31, 2011	Dec. 31, 2011	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$1,054,354	$1,764,375	$2,818,729
Cost of Revenue	686,143	1,468,078	2,154,221
Gross Profit	368,211	296,297	664,508
Depreciation and Amort.	251,989	3,703	255,692
General & Administrative	4,183,675	610,599	4,794,274
(Loss) from Operations	(4,067,453)	(318,005)	(4,385,458)
Interest Income	274	722	996
Interest Expense	25,507	6,055	31,562
(Loss) Before Income Taxes	(4,092,686)	(323,338)	(4,416,024)
(Provision) For Income Taxes	-	(47,027)	(47,027)
Net Loss	$(4,092,686)	$(370,365)	$(4,463,051)

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	December 31,
Revenues	2011	2010

United States	$1,054,354	$940,008
Republic of China (Taiwan)	1,823,087	-
Elimination of intersegment revenues	(58,712)	-

	$2,818,729	$940,008

	December 31,
Operating earnings (loss)	2011	2010

United States	$(4,067,453)	$(1,932,386)
Republic of China (Taiwan)	(327,660)	-
Elimination of intersegment profit	9,655	-

	$(4,385,458)	$(1,932,386)

	December 31,
Property and equipment	2011	2010
United States	$365,964	$310,077
Republic of China (Taiwan)	9,556	-

	$375,520	$310,077

	December 31,
	2011	2010
Additions to long-lived assets
United States	$150,029	135,073
Republic of China (Taiwan)	3,539	-

	$153,568	135,073

	December 31,
	2011	2010
Inventory
United States	$7,236	$4,651
Republic of China (Taiwan)	72,797	-

	$80,033	$4,651

Iveda SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2011 AND 2010

	December 31,
	2011	2010
Total Assets
United States	$2,021,637	$1,046,503
Republic of China (Taiwan)	1,859,737	-

	$3,881,374	$1,046,503

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

On November 2, 2011 the Company issued 250,000 shares of restricted Iveda common stock at $.91 per share to Amextel S.A. de C.V., which is owned by our board member Mr. Alejandro Franco, in exchange for consulting services relating to international sales and business development and strategic alliance opportunities.

On May 3, 2011, the Company issued Mr. Alex Kuo 250,000 shares of restricted Iveda common stock at $.98 per share in exchange for his services to Iveda, which have included business development, introducing strategic alliance opportunities in Asia, and facilitating the Megasys acquisition.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2012.

IVEDA SOLUTIONS, INC.

By:	/s/ David Ly
David Ly
Chief Executive Officer, President (Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 7, 2012.

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