Form 10-Q
period 2012-03-31
Iveda Solutions, Inc.
filed 2012-05-14
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1201 South Alma School Road, Suite 8500, Mesa,
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of May 1 , 2012
Common stock, $0.00001 par value	18,554,229

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$581,084	$850,364
Accounts Receivable, net	1,064,525	942,879
Note Receivable	6,728	102,092
Deposits	298,577	388,652
Inventory	110,807	80,033
Prepaid Expenses and Other Current Assets	51,570	44,887
Total Current Assets	2,113,291	2,408,907

PROPERTY AND EQUIPMENT
Office Equipment	412,414	284,847
Furniture and Fixtures	67,612	67,476
Software	137,109	55,716
Leased Equipment	257,166	257,166
Leasehold Improvements	50,478	50,807
Total Property and Equipment	924,779	716,012
Less: Accumulated Depreciation	383,834	340,492
Property and Equipment, Net	540,945	375,520

OTHER ASSETS
Deposits	10,836	10,836
Restricted Cash	96,912	53,806
Deferred Tax assets	4,738	4,638
Trademarks	200,000	200,000
Other Intangible assets	130,000	130,000
Less: Accumulated Amortization	(148,333)	(143,333)
Goodwill	841,000	841,000
Total Other Assets	1,135,153	1,096,947

Total Assets	$3,789,389	$3,881,374

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and other Payables	$955,250	$499,640
Accrued Expenses	365,150	393,612
Current Portion of Capital Lease Obligations	10,801	11,882
Due to Related Parties, net of debt discount	81,932	76,424
Bank Loans –Short Term	378,357	212,480
Income Tax Payable	84,458	103,204
Notes Payable, including $47,000 due to related parties	72,268	35,839
Deferred Revenue	84,279	98,813
Total Current Liabilities	2,032,495	1,431,894

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	8,141	10,464
Total Liabilities	2,040,636	1,442,358

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of March 31, 2012 and December 31, 2011
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 19,491,729 (includes 1,4000,000 shares reserved for issuance) and 18,031,729 shares issued and outstanding, as of March 31, 2012 and December 31, 2011, respectively	181	180
Additional Paid-In Capital	13,731,475	13,642,892
Accumulated Comprehensive Income (Loss)	(29,613)	(45,907)
Accumulated Deficit	(11,953,290)	(11,158,149)
Total Stockholders’ Equity	1,748,753	2,439,016

Total Liabilities and Stockholders’ Equity	$3,789,389	$3,881,374

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months	Three Months
	Ended March 31, 2012	Ended March 31, 2011
	(unaudited)	(unaudited)
REVENUE
Equipment Sales	$500,865	$149,510
Service Revenue	194,369	119,590
Other Revenue	15,591	14,803

TOTAL REVENUE	710,825	283,903

COST OF REVENUE	535,108	172,506

GROSS PROFIT	175,717	111,397

OPERATING EXPENSES	960,428	537,606

LOSS FROM OPERATIONS	(784,711)	(426,209)

OTHER INCOME (EXPENSE)
Interest Income	60	261
Interest Expense	(10,490)	(14,569)
Total Other Income (Expense)	(10,430)	(14,308)

LOSS BEFORE INCOME TAXES	(795,141)	(440,517)

BENEFIT FOR INCOME TAXES	-	-

NET LOSS	$(795,141)	$(440,517)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.03)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(795,141)	$(440,517)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	43,347	24,927
Stock Compensation	28,584	55,741
(Increase) Decrease in Operating Assets:
Accounts Receivable	(106,480)	187,778
Notes Receivable	97,288	-
Prepaid Expense	(8,391)	2,547
Inventory	(29,148)	1,641
Deposit	98,126	1,200
Other Current Assets	2,179	-
Accounts and other Payables	446,443	57,338
Notes Payable	(11,308)	-
Tax Payable	(20,898)	-
Accrued Expenses	(35,110)	(5,286)
Deferred Revenue	(14,598)	(4,932)
Net cash used in operating activities	(305,107)	(119,563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(203,366)	-
Net cash provided by (used) in investing activities	(203,366)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(41,844)	-
Payments on Short-Term Notes Payable/Debt	166,413	-
Proceeds from (Payments to) Related Parties	47,000	-
Payments on Capital Lease Obligations	(3,403)	(15,325)
Common Stock Issued, net of Cost of Capital	60,000	30,000
Net cash provided by financing activities	228,166	14,675

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,027	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(269,280)	(104,888)

Cash and Cash Equivalents - Beginning of Period	850,364	355,343

CASH AND CASH EQUIVALENTS - END OF PERIOD	$581,084	$250,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$10,490	$14,569

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the three-month period ended March 31, 2012, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2012 or for future periods.

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

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

Effective April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. The consolidated financial statements include the accounts of the Company and MegaSys (from May 1, 2011 through March 31, 2012). All intercompany balances and transactions have been eliminated in consolidation. See Note 8.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has generated an accumulated deficit from operations of approximately $12 million at March 31, 2012 and has used approximately $305,000 in cash from operations through the current three months ended March 31, 2012. As a result, a risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional equity and/or debt financing.
•	The Company plans to establish distributor networks with existing companies to create a reseller network to increase the scope of the Company’s marketing activities with low cost to the Company.
•	The Company plans to grow its direct sales channel to aggressively go after the small to medium-size businesses.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from one customer represented approximately 52% of total revenues for the three months ended March 31, 2012, and approximately 34% of total accounts receivable at March 31, 2012.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of March 31, 2012. Future amortization of Intangible Assets is as follows:

Trademarks
2012	15,000
2013	20,000
2014	20,000
2015	20,000
Thereafter	106,667

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. Goodwill is tested annually for impairment or more frequently if indicators of impairment exist. Accordingly, the Company has recorded an impairment of $955,710 in the Statement of Operations in 2011.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$150,265	$1,018,300
Asia	$479,426	$730,453
Mexico	$81,134	-

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

The Company operates as two reportable business segments in defined in ASC 280, "Segment Reporting." Each company has a chief operating decision maker and management personnel review which review their company’s performance as it relates to revenue, operating profit and operating expenses.

	Three Months	Three Months	Condensed
	Ending March 31, 2012	Ending March 31, 2012	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$231,399	$479,426	$710,825
Cost of Revenue	128,804	406,304	535,108
Gross Profit	102,595	73,122	175,717
Depreciation and Amort.	41,914	1,433	43,347
General & Administrative	792,514	124,567	917,081
(Loss) from Operations	(731,833)	(52,878)	(784,711)
Interest Income	49	11	60
Interest Expense	8,843	1,647	10,490
(Loss) Before Income Taxes	(740,627)	(54,514)	(795,141)
(Provision) For Income Taxes	-	-	-
Net Loss	$(740,627)	$(54,514)	$(795,141)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	March 31,
	2012	2011
Revenues
United States	$231,399	$283,903
Republic of China (Taiwan)	479,426	-

	$710,825	$283,903

	March 31,
	2012	2011
Operating earnings (loss)
United States	$(731,833)	$(426,209)
Republic of China (Taiwan)	(52,878)	-

	$(784,711)	$(426,209)

	March 31,
	2012	2011
Property and equipment
United States	$522,761	$285,150
Republic of China (Taiwan)	18,184	-

	$540,945	$285,150

	March 31,
	2012	2011
Additions to long-lived assets
United States	$203,366	-
Republic of China (Taiwan)	5,401	-

	$208,767	-

	March 31,
	2012	2011
Inventory
United States	$10,211	$3,010
Republic of China (Taiwan)	100,596	-

	$110,807	$3,010

	March 31,
	2012	2011
Total Assets
United States	$1,790,803	$723,522
Republic of China (Taiwan)	1,998,586	-

	$3,789,389	$723,522

Reclassification

Certain amounts in 2011 may have been reclassified to conform to the 2012 presentation.

NOTE 2	BANK LOANS—SHORT TERM

The Company has short term loans with two banks in Asia. The loans bear interest from 1% to 3.26% and are due in July and September 2012. The company has chosen not to use its excess cash to pay off these loans early since the interest rate is relatively low and they are due in the near future.

NOTE 3	NOTES PAYABLE

Non-Interest-Bearing notes to related parties, due in April 2012	$47,000
Non-Interest-Bearing notes, maturity dates ranging from April 2012 to August 2012	25,268
Notes payable	$72,268

NOTE 4	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the three months ended March 31, 2012, the Company raised $60,000 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $6,000.

NOTE 5	STOCK OPTION PLAN

The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price equal to the closing price of the Common Stock on the date of the grant. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of four to five years. Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as an expense on the straight-line basis over the options’ vesting periods.

Stock option transactions during the three months ended March 31, 2012 were as follows:

	Three months ended March 31, 2012
		Weighted -
		Average
	Shares	Exercise Price

Outstanding at Beginning of Year	3,663,179	$0.81
Granted	383,333	1.38
Exercised	-	-
Forfeited or Canceled	(3,750)	1.00
Outstanding at End of Period	4,042,762	0.89

Options Exercisable at Period-End	3,184,015	1.13

Weighted-Average Fair Value of Options Granted During the Period	$0.31

Information with respect to stock options outstanding and exercisable as of March 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2012	Life	Price	2012	Price
$0.10- $1.40	4,042,762	8.2 Years	$0.89	3,184,015	$1.13

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2012
Expected Life	5 yrs
Dividend Yield	0%
Expected Volatility	26.05%
Risk-Free Interest Rate	1.06%

Expected volatility for 2012 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on the actual expiration date of the grant.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending March 31, 2012 was $16,873, and there was a trade accounts receivable balance of $5,859 at March 31, 2012.

On November 2, 2011, the Company entered into a Consulting Agreement with Amextel, which is owned by Alejandro Franco, a member of our Board of Directors. Under the Consulting Agreement, Mr. Franco agreed to provide consulting services to the Company related to international sales and business development and strategic alliance opportunities in exchange for 250,000 shares of Iveda common stock and 20% of revenues derived from customers facilitated by Mr. Franco. For funding sources provided by Mr. Franco, Mr. Franco will receive warrants to purchase Iveda common stock in amounts to be negotiated at that time.

NOTE 7	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months ended March 31, 2012 and 2011, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 5,655,540 potential shares at March 31, 2012) were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011.

	Three Months	Three Months
	Ending	Ending
Basic EPS	March 31, 2012	March 31, 2011

Net Loss	$(795,141)	$(440,517)
Weighted Average Shares	18,038,323	13,666,813

Basic and Diluted Loss Per Share	$(0.04)	$(0.03)

NOTE 8	BUSINESS COMBINATION

On April 30, 2011, the Company completed its acquisition of MegaSys. The following is the unaudited pro forma condensed consolidated financial statement of Iveda Solutions, Inc. and MegaSys, as though the acquisition of MegaSys had been completed as of the beginning of the comparable annual reporting period for the three-month period ended March 31, 2012 and the three-month period ended March 31, 2011, for comparability purposes.

	Three Months Ended March 31,
	2012	2011
Total revenues	$710,825	$777,327
Total net expenses	1,505,966	521,408

Income (loss) before income taxes	(795,141)	255,919
Income tax provision	-	658,090

Net income (loss)	$(795,141)	$(402,172)

Net income (loss) per share — basic and diluted	$(0.04)	$(0.03)

NOTE 9	SUBSEQUENT EVENTS

In April and May 2012, the Company issued 462,500 shares of Common Stock at $1.00 per share in fourteen private placement transactions with a mix of investors including eleven individuals, one trust and two corporations.

In April 2012, the Company paid off two non-interest bearing notes totaling $47,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, which involve risks and uncertainties, including statements regarding our capital needs, business strategy, and expectations. For a discussion of certain risks related to the statements, please see Part I, “Item IA, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (filed on March 30, 2012). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2011. Such policies are unchanged.

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

MegaSys, our Taiwanese subsidiary, specializes in deploying video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MegaSys integrates security surveillance products, software and services to provide integrated security solutions to the end user. Most of MegaSys’s revenues are derived from one-time sales, which differs from Iveda’s business model of on-going video hosting, remote video storage, and real-time surveillance revenues. MegaSys does not own any proprietary technology or intellectual property other than certain trademarks in Taiwan used in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception, we have accumulated net losses in the approximate amount of $12 million. For the three months ended March 31, 2012, we used approximately $305,000 in cash from operations, which significantly limits our ability to absorb continuing operating losses in the future. As a result, our ability to continue as a going concern is uncertain.

Results of Operations

Revenue. We recorded revenue of $710,825 for the three months ended March 31, 2012, compared to $283,903 for the three months ended March 31, 2011, an increase of $426,922 or 150%. In the first fiscal quarter of 2012, our recurring service revenue was $194,369 or 27% of revenue, and our equipment sales and installation revenue was $500,865 or 70% of revenue, compared to recurring service revenue of $119,590 or 42% of revenue, and equipment sales and installation revenue of $149,510 or 53% of revenue for the same period in 2011. The increase in revenue was due to the inclusion of $479,426 revenue from MegaSys for a full quarter.

Cost of Revenue. Total cost of revenue was $535,108 (75% of revenues; gross margin of 25%) for the three months ended March 31, 2012, compared to $172,506 (61% of revenue; gross margin of 39%) for the three months ended March 31, 2011, an increase of $362,602 or 210%. The increase of cost of revenue and decrease of gross margin was primarily due to the increase of equipment sales revenue, which is Megasys’ primary source of revenue. Equipment sales and installation normally garner lower gross margin compared to services.

Operating Expenses. Operating expenses were $960,428 for the three months ended March 31, 2012, compared to $537,606 for the three months ended March 31, 2011, an increase of $422,822 or 79%. The increase in operating expenses was primarily related to the addition of Megasys’ operating expenses of approximately $126,000, additional employee benefit costs, additional travel expenses and an increase in professional fees.

Loss from Operations. As a result of the increases in revenues and related gross profit, but a greater increase in operating expenses, the loss from operations increased to $784,711 for the three months ended March 31, 2012, compared to $426,209 for the three months ended March 31, 2011, an increase in loss of $358,502 or 84%.

Other Expense-Net. Other expense-net was $10,430 for the three months ended March 31, 2012, compared to $14,308 for the three months ended March 31, 2011, a decrease of $3,878 or 27%.

Net Loss. The increase of $354,624 or 81% in the net loss to $795,411 for the three months ended March 31, 2012, from $440,517 for the three months ended March 31, 2011, was primarily the effect of reduced gross profit and an increase in operating expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $574,651 on March 31, 2012 in our foreign business and $6,433 in our domestic business. The decrease in cash from $850,364 as of December 31, 2011 was due to approximately $300,000 spent towards capital expenditures to expand our infrastructure for a major customer. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the three months ended March 31, 2012, and for the three months ended March 31, 2011, was $305,107 and $119,563 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in investing activities for the three months ended March 31, 2012, and the three months ended March 31, 2011, was $203,366 and $0, respectively. The large use of cash in investing activities in 2012 was due to increased capital expenditures to expand our infrastructure for a new major customer.

We have experienced significant operating losses since our inception. At December 31, 2011, we had approximately $8.5 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2011 or through the first quarter of 2012. Our operating loss carry forwards expire starting in 2025 and continuing through 2031.

Our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We believe that our cash on hand as of March 31, 2012 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term. We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

Revenue from one customer represented approximately 52% of total revenues for the three months ended March 31, 2012, and approximately 34% of total accounts receivable at March 31, 2012. No other customers represented greater than 10% of total revenues in the three months ended March 31, 2012. There are some customer receivables that have aged over 120 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our U.S. operation does not have any receivables aged over 120 days that are deemed uncollectible at the quarter ended March 31, 2012. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, there is no need for an allowance for doubtful accounts to be recorded with respect to our U.S. operations.

Our Taiwan operations through MegaSys have 19% of gross accounts receivables aged over 120 days at March 31, 2012. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 11%, or $102,857, allowance for doubtful accounts as of the quarter ended March 31, 2012. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

Substantially all cash is deposited in one financial institution. At times, amounts on deposit may be in excess of the FDIC insurance limit.

Recent Developments

In April and May 2012, the Company issued 462,500 shares of Common Stock at $1.00 per share in fourteen private placement transactions with a mix of investors including eleven individuals, one trust and two corporations.

These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder. The facts relied upon by the Company to use this exemption were the following: (a) the Company did not use general solicitation or advertising to market the securities; (b) the issuances were only made to accredited investors; and (c) the Company informed the investors that they would receive “restricted” securities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2012.

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

Identified Material Weakness

As of March 31, 2012, the Company had only one employee knowledgeable in SEC accounting and reporting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See “Part I, Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K/A filed on May 11, 2012, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the reporting period, pursuant to a $3 million private placement , the Company received a total of $60,000 and issued 60,000 shares of Common Stock in two private placement transactions with two individuals. All issuances were at $1 per share.

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

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/20/2007).
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/20/2007).
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K/A filed on 12/15/2008).
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Exhibit 3.4 to Form 8-K filed on 10/21/2009).
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/20/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Exhibit 4.3 to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Exhibit 4.5 to Form 8-K filed on 10/21/2009).
4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.4 to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.4 to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.5 to Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.6 to Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-Q filed on 11/12/2010).

10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.13 to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Exhibit 10.12 to Form 10-Q/A filed on 3/7/2012).
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Exhibit 10.13 to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on 5/10/2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: May 11, 2012	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

	BY:	/s/ Lynne Phillis
Lynne Phillis
Controller (Principal Accounting Officer)

