Form 10-Q
period 2012-06-30
Iveda Solutions, Inc.
filed 2012-08-13
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

1201 South Alma School Road, Suite 8500, Mesa,	85210
Arizona	(Zip Code)
(Address of principal executive offices)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of July 31, 2012
Common stock, $0.00001 par value	19,814,229

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$311,416	$850,364
Accounts Receivable, net	1,647,964	942,879
Note Receivable	9,562	102,092
Deposits	335,225	388,652
Inventory	139,693	80,033
Prepaid Expenses and Other Current Assets	92,343	44,887
Total Current Assets	2,536,203	2,408,907

PROPERTY AND EQUIPMENT
Office Equipment	505,300	284,847
Furniture and Fixtures	68,344	67,476
Software	173,454	55,716
Leased Equipment	257,166	257,166
Leasehold Improvements	50,807	50,807
Total Property and Equipment	1,055,071	716,012
Less: Accumulated Depreciation	(431,810)	(340,492)
Property and Equipment, Net	623,261	375,520

OTHER ASSETS
Deposits	10,836	10,836
Restricted Cash	101,272	53,806
Deferred Tax Assets	4,671	4,638
Trademarks	200,000	200,000
Other Intangible Assets	130,000	130,000
Less: Accumulated Amortization	(153,334)	(143,333)
Goodwill	841,000	841,000
Total Other Assets	1,134,445	1,096,947

Total Assets	$4,293,909	$3,881,374

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$908,350	$499,640
Accrued Expenses	222,185	393,612
Current Portion of Capital Lease Obligations	10,988	11,882
Due to Related Parties, net of debt discount	469,177	76,424
Bank Loans –Short Term	835,532	212,480
Income Tax Payable	14,882	103,204
Notes Payable	118,322	35,839
Deferred Revenue	68,313	98,813
Total Current Liabilities	2,647,749	1,431,894

LONG-TERM LIABILITIES
Capital Lease Obligations, Net of Current Portion	5,440	10,464
Total Liabilities	2,653,189	1,442,358

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of June 30, 2012 and December 31, 2011
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 20,139,229 (includes 1,400,000 shares reserved for issuance) and 18,031,729 shares issued and outstanding, as of June 30, 2012 and December 31, 2011, respectively	187	180
Additional Paid-In Capital	14,481,241	13,642,892
Accumulated Comprehensive Income (Loss)	(39,081)	(45,907)
Accumulated Deficit	(12,801,627)	(11,158,149)
Total Stockholders’ Equity	1,640,720	2,439,016

Total Liabilities and Stockholders’ Equity	$4,293,909	$3,881,374

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE
Equipment Sales	$596,099	$445,202	$1,096,964	$594,712
Service Revenue	454,253	129,966	648,622	249,556
Other Revenue	10,144	647	25,734	15,450

TOTAL REVENUE	1,060,496	575,815	1,771,320	859,718

COST OF REVENUE	871,070	466,157	1,406,177	638,663

GROSS PROFIT	189,426	109,658	365,143	221,055

OPERATING EXPENSES	1,026,408	1,286,670	1,986,836	1,824,276

LOSS FROM OPERATIONS	(836,982)	(1,177,012)	(1,621,693)	(1,603,221)

OTHER INCOME (EXPENSE)
Interest Income	478	225	538	486
Interest Expense	(11,833)	(5,737)	(22,323)	(20,306)
Total Other Income (Expense)	(11,355)	(5,512)	(21,785)	(19,820)

LOSS BEFORE INCOME TAXES	(848,337)	(1,182,524)	(1,643,478)	(1,623,041)

BENEFIT FOR INCOME TAXES	-	4,887	-	4,887

NET LOSS	$(848,337)	$(1,177,637)	$(1,643,478)	$(1,618,154)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.08)	$(0.09)	$(0.11)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss	$(848,337)	$(1,177,637)	$(1,643,478)	$(1,618,154)
Other comprenhensive income (loss):
Foreign currency translation adjustment	(9,468)	22,376	6,826	5,281
Comprehensive Loss	$(857,805)	$(1,155,261)	$(1,636,652)	$(1,612,873)

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,643,478)	$(1,618,154)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation and Amortization	116,259	58,645
Stock Compensation	61,076	420,702
Common Stock Issued for Services	110,562	245,000
(Increase) Decrease in Operating Assets:
Accounts Receivable	(710,900)	1,503
Notes Receivable	94,380	(5,858)
Prepaid Expense	(13,715)	(12,168)
Inventory	(59,909)	(7,807)
Deposit	56,808	6,101
Other Current Assets	(191,379)	(22,395)
Accounts and Other Payables	408,264	(1,574)
Notes Payable	(4,823)	(44,788)
Tax Payable	(90,129)	(223,657)
Accrued Expenses	(117,712)	(81,157)
Deferred Revenue	(30,537)	15,680
Net cash used in operating activities	(2,015,233)	(1,269,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	-	740,561
Purchase of Property and Equipment	(338,666)	(8,964)
Net cash provided by (used) in investing activities	(338,666)	731,597

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(47,673)	-
Proceeds From Short-Term Notes Payable/Debt	716,204	-
Proceeds from (Payments to) Related Parties	392,753	(70,374)
Bank Borrowings	101,226	-
Payments on Capital Lease Obligations	(5,917)	(30,816)
Common Stock Issued, net of Cost of Capital	651,539	891,750
Net cash provided by financing activities	1,808,132	790,560

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,819	(12,813)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(538,948)	239,417

Cash and Cash Equivalents - Beginning of Period	850,364	355,343

CASH AND CASH EQUIVALENTS - END OF PERIOD	$311,416	$594,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$22,323	$20,306

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the six-month period ended June 30, 2012, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2012 or for future periods.

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

Consolidation

Effective April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. The consolidated financial statements include the accounts of the Company and MegaSys (from May 1, 2011 through June 30, 2012). All intercompany balances and transactions have been eliminated in consolidation. See Note 8.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, the Company has generated an accumulated deficit from operations of approximately $12.8 million at June 30, 2012 and has used approximately $2 million in cash from operations through the current six months ended June 30, 2012. As a result, a risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional equity and/or debt financing.
•	The Company shifted from direct to indirect sales channels. The Company has established and implemented a commission-based national manufacturer’s independent representative network during the quarter ended June 30, 2012. The network is designed to increase sales and marketing activities with minimal cost to the Company. The Company has engaged with nine representative firms covering 41 U.S. states and the Caribbean. The names of the partner firms that have signed a partner agreement are as follows: Coaxial Systems Associates, Inc., GP Marketing, HMR Associates, IDMC Associates, Intech Sales, Langbaum & Associates, Milsk Company, R.W. Kunz & Associates and Warren & Associates. The representatives will bring to the Company their network of security integrators and will recruit new integrators that will serve as salespeople and installers of surveillance cameras.
•	The Company will continue to directly service its large national and house accounts such as Pinkerton/Securitas, Telmex, and the Company’s Mexican government agency customer.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

Substantially all cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (Central Deposit Insurance Corporation) with maximum coverage of NTD3 million.  At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from one customer represented approximately 83% of total revenues for the three months ended June 30, 2012, and approximately 64% of total accounts receivable at June 30, 2012.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of June 30, 2012. Future amortization of Intangible Assets is as follows:

Trademarks
2012	$10,000
2013	20,000
2014	20,000
2015	20,000
Thereafter	106,666

Total	$176, 666

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

Accordingly, the Company has recorded an impairment of $955,710 in the Statement of Operations in the year ended 2011.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$134,102	$989,006
Asia	$838,890	$651,714
Mexico	$87,504	-

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

	Three Months Ended June 30, 2012 Iveda Solutions, Inc.	Three Months Ended June 30, 2012 MegaSys	Condensed Consolidated Total

Revenue	$221,606	$838,890	$1,060,496
Cost of Revenue	159,519	711,551	871,070
Gross Profit	62,087	127,339	189,426
Depreciation and Amort.	70,892	1,520	72,412
General and Administrative	762,461	191,535	953,996
(Loss) from Operations	(771,266)	(65,716)	(836,982)
Interest Income	11	467	478
Interest Expense	7,811	4,022	11,833
(Loss) Before Income Taxes	(779,066)	(69,271)	(848,337)
(Provision) For Income Taxes	-	-	-
Net Loss	$(779,066)	$(69,271)	$(848,337)

	Six Months	Six Months	Condensed
	Ended June 30, 2012	Ended June 30, 2012	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$453,005	$1,318,316	$1,771,321
Cost of Revenue	288,323	1,117,855	1,406,178
Gross Profit	164,682	200,461	365,143
Depreciation and Amortization	112,806	2,953	115,759
General and Administrative	1,554,975	316,102	1,871,077
(Loss) from Operations	(1,503,099)	(118,594)	(1,621,693)
Interest Income	60	478	538
Interest Expense	16,654	5,669	22,323
(Loss) Before Income Taxes	(1,519,693)	(123,785)	(1,643,478)
(Provision) For Income Taxes	-	-	-
Net Loss	$(1,519,693)	$(123,785)	$(1,643,478)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended		Six months Ended
	June 30,		June 30,
Revenues	2012	2011	2012	2011

United States	$221,606	$194,105	453,005	478,008
Republic of China (Taiwan)	838,890	381,710	1,318,315	381,710

	$1,060,496	$575,815	1,771,320	859,718

	Three Months Ended		Six months Ended
	June 30,		June 30,
Operating earnings (loss)	2012	2011	2012	2011

United States	$(771,266)	$(1,137,871)	(1,503,100)	(1,564,080)
Republic of China (Taiwan)	(65,716)	(39,141)	(118,593)	(39,788)

	$(836,982)	$(1,177,012)	(1,621,693)	(1,603,868)

	Six Months Ended
	June 30,
Property and equipment	2012	2011
United States	$605,691	$269,867
Republic of China (Taiwan)	17,570	23,054

	$623,261	$292,921

	Six Months Ended
	June 30,
	2012	2011
Additions to long-lived assets
United States	$130,513	5,352
Republic of China (Taiwan)	-	3,612

	$129,899	8,964

	Six Months Ended
	June 30,
	2012	2011
Inventory
United States	$4,974	$9,605
Republic of China (Taiwan)	134,719	123,717

	$139,693	$133,322

	Six Months Ended
	June 30,
	2012	2011
Total Assets
United States	$1,825,035	$2,831,546
Republic of China (Taiwan)	2,468,874	1,643,900

	$4,293,909	$4,475,446

Reclassification

Certain amounts in 2011 may have been reclassified to conform to the 2012 presentation.

New Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. This standard did not have an impact on our consolidated results of operations and financial position when adopted on January 1, 2012.

In June 2011, the FASB modified the presentation of comprehensive income in the financia1 statements. The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, The revised standard docs not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The modification of the standard did not have an effect on our consolidated results of operations and financial position, when adopted, on December 31, 2011.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. Our adoption did not have a material impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 2	BANK LOANS—SHORT TERM

The Company has short term loans with two banks in Asia. The loans bear interest from 1% to 3.26% and are due in July and September 2012. The Company has chosen not to use its excess cash to pay off these loans early since the interest rate is relatively low and they are due in the near future.

NOTE 3	NOTES PAYABLE

Note Payable, 10% interest per annum, maturing on 12/7/2013	$77,000
Note Payable, 10% interest per annum, maturing on 12/20/2013	10,000
Non-Interest-Bearing notes, maturity dates ranging from July 2012 to August 2012	31,322
Total Notes payable	$118,322

The holder of the $77,000 note is entitled to subscribe for and purchase 7,000 warrant shares at an exercise price of $1.50 per share. The holder of the $10,000 note is entitled to subscribe for and purchase 909 warrant shares at an exercise price of $1.50 per share.

NOTE 4	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the three months ended June 30, 2012, the Company raised $647,500 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $64,750.

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

Stock option transactions during the six months ended June 30, 2012 were as follows:

	Six months ended June 30, 2012
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	3,663,179	$0.81
Granted	678,833	1.24
Exercised	-	-
Forfeited or Canceled	(90,250)	1.01
Outstanding at End of Period	4,251,762	0.90

Options Exercisable at Period-End	3,186,390	1.17
Weighted-Average Fair Value of Options Granted During the Period	$0.29

Information with respect to stock options outstanding and exercisable as of June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2012	Life	Price	2012	Price
$0.10 - $1.40	4,251,762	8.2 Years	$0.90	3,186,390	$1.17

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2012
Expected Life	5 yrs
Dividend Yield	0%
Expected Volatility	26.33%
Risk-Free Interest Rate	0.92%

Expected volatility for 2012 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on management’s estimate using historical experience.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending June 30, 2012 was $20,633, and there was a trade accounts receivable balance of $5,670 at June 30, 2012.

On June 7, 2012, the Company entered into a debenture agreement with one of its board members for $200,000. Interest is payable at 10% per annum, payable on the maturity date of July 6, 2012. The Company issued warrants to purchase 20,000 shares of Company Common Stock at an exercise price of $1.10 per share. Accordingly, the Company recognized a discount of $15,179 on the principal value of the $200,000 and this discount is fully amortized by June 30, 2012.	$200,000

On June 20, 2012, the Company entered into a separate debenture agreement with a different board member for $200,000. Interest is payable at 12% per annum, payable on the maturity date of June 20, 2013. The Company issued warrants to purchase 20,000 shares of Company Common Stock at an exercise price of $1.00 per share. Accordingly, the Company recognized a discount of $16,789 on the principal value of the $200,000 and is amortizing the discount over the 12 month term of the debenture.	200,000

On September 26, 2011, the Company entered into a $45,000 promissory note agreement with one of its shareholders. Interest on the note will be payable in 45,000 warrants at an exercise price of $1.10 per share, exercisable within three years of issuance.	45,000

On October 24, 2011, the Board of Directors approved the issuance of the 45,000 warrants. Accordingly, the Company recognized a discount of $16,909 on the principal value of the $45,000 note payable and is amortizing the discount over the 12 month life of the note	45,000

Less: Debt Discount	(20,823)
Total Notes payable	$469,177

Both debentures entered into this quarter are convertible into shares of Company Common Stock on or before the applicable maturity date, at a conversion rate of $1.00 per share.

In July 2012, the Company paid off the June 7, 2012 debenture in full, which totaled $200,000 plus $2,959 interest.

NOTE 7	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months and six months ended June 30, 2012 and 2011, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 6,277,449 potential shares at June 30, 2012) were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2012 and 2011.

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
Basic EPS	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Loss	$(848,337)	(1,177,637)	$(1,643,478)	(1,618,154)
Weighted Average Shares	18,506,730	15,689,574	18,272,526	14,683,781
Basic and Diluted Loss Per Share	$(0.05)	$(0.08)	$(0.09)	$(0.11)

NOTE 8	BUSINESS COMBINATION

The following is the unaudited pro forma condensed consolidated financial statement of Iveda Solutions, Inc. and MegaSys, as though the acquisition of MegaSys had been completed as of the beginning of the comparable annual reporting period for the three-month period ended June 30, 2012 and the three-month period ended June 30, 2011, for comparability purposes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$1,060,496	$610,862	$1,771,321	$1,388,189
Total net expenses	1,908,833	1,802,971	3,414,799	2,982,470

Income (loss) before income taxes	(848,337)	(1,192,109)	(1,643,478)	(1,594,281)
Income tax provision	-	-	-	-

Net income (loss)	$(848,337)	$(1,192,109)	(1,643,478)	(1,594,281)

Net income (loss) per share — basic and diluted	$(0.05)	$(0.08)	$(0.09)	$(0.11)

NOTE 9	SUBSEQUENT EVENTS

In July 2012, the Company sold 1,075,000 shares of Company Common Stock at a purchase price of $1.00 per share in three private placement transactions from two individual investors.

In July 2012, the Company paid off a related party interest-bearing debenture issued on June 7, 2012 to a Company board member, which totaled $200,000 plus $2,959 interest.

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

New Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. This standard did not have an impact on our consolidated results of operations and financial position when adopted on January 1, 2012.

In June 2011, the FASB modified the presentation of comprehensive income in the financial statements. The revised standard requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Our adoption of the revised standard did not have an effect on our consolidated results of operations and financial position.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. Our adoption did not have a material impact on our consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Results of Operations

Revenue. We recorded revenue of $1,060,496 for the three months ended June 30, 2012, compared to $575,815 for the three months ended June 30, 2011, an increase of $484,681 or 84%. In the second fiscal quarter of 2012, our recurring service revenue was $454,253 or 43% of revenue, and our equipment sales and installation revenue was $596,099 or 56% of revenue, compared to recurring service revenue of $129,966 or 23% of revenue, and equipment sales and installation revenue of $445,202 or 77% of revenue for the same period in 2011. The increase in revenue was due to the inclusion of $838,890 in revenue from MegaSys for a full quarter.

We recorded revenue of $1,771,320 for the six months ended June 30, 2012, compared to $859,718 for the six months ended June 30, 2011, an increase of $911,602 or 106%. In the first six months of 2012, our recurring service revenue was $648,622 or 37% of revenue, and our equipment sales and installation revenue was $1,096,964 or 62% of revenue, compared to recurring service revenue of $249,556 or 29% of revenue, and equipment sales and installation revenue of $594,712 or 69% of revenue for the same fiscal period in 2011. The increase in revenue was due to a large water project awarded to our subsidiary in Taiwan.

Cost of Revenue. Total cost of revenue was $871,070 (82% of revenues; gross margin of 18%) for the three months ended June 30, 2012, compared to $466,157 (81% of revenue; gross margin of 19%) for the three months ended June 30, 2011, an increase of $404,913 or 87%. The increase of cost of revenue and decrease of gross margin was primarily due to the increase of equipment sales revenue, which is Megasys’ primary source of revenue. Equipment sales and installation normally garner lower gross margin compared to service revenues.

Total cost of revenue was $1,406,177 (79% of revenues; gross margin of 21%) for the six months ended June 30, 2012, compared to $638,663 (74% of revenues; gross margin of 26%) for the six months ended June 30, 2011, an increase of $767,514 or 120%. There was only a slight decrease in gross margin for the six months ended June 30, 2012. Although MegaSys' combined sales increased 245% in the six months ended June 2012, their equipment sales revenue, which normally garner a lower gross margin, resulted in a lower gross margin on a consolidated basis.

Operating Expenses. Operating expenses were $1,026,408 for the three months ended June 30, 2012, compared to $1,286,670 for the three months ended June 30, 2011, a decrease of $260,262 or 20%. The decrease in operating expenses was primarily related to the prior year additional professional expenses incurred in the acquisition of Megasys.

Operating expenses were $1,986,836 for the six months ended June 30, 2012, compared to $1,824,276 for the six months ended June 30, 2011, an increase of $162,560 or 9%. The slight increase in operating expenses in 2012 is consistent with 2011 and is favorable considering revenue increased 106%.

Loss from Operations. As a result of the increases in revenues and the decrease in operating expenses, the loss from operations decreased to $836,982 for the three months ended June 30, 2012, compared to $1,177,012 for the three months ended June 30, 2011, a decrease in loss of $340,030 or 29%.

As a result of the overall increase in operating expenses, loss from operations increased to $1,621,693 for the six months ended June 30, 2012, compared to $1,603,221 for the six months ended June 30, 2011, an increase in loss of $18,472 or 1%.

Other Expense-Net. Other expense-net was $11,355 for the three months ended June 30, 2012, compared to $5,512 for the three months ended June 30, 2011, an increase of $5,843 or 106%.

Other expense-net was $21,785 for the six months ended June 30, 2012, compared to $19,820 for the six months ended June 30, 2011, an increase of $1,965 or 10%.

Net Loss. The decrease of $334,187 or 28% in the net loss to $848,337 for the three months ended June 30, 2012, from $1,182,524 for the three months ended June 30, 2011, was primarily the effect of reduced operating expenses and an increase in revenue in 2012.

The increase of $25,324 or 2% in the net loss to $1,643,478 for the six months ended June 30, 2012, from $1,618,154 for the six months ended June 30, 2011, was primarily the effect of reduced gross profit and increase in operating expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $243,702 on June 30, 2012 in our foreign business and $67,714 in our domestic business. The decrease in cash from $850,364 as of December 31, 2011 was a combination of approximately $2.0 million used in operations and approximately $300,000 spent towards capital expenditures to expand our infrastructure for a major customer offset by approximately $1.8 million in cash raised from debt and equity. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the six months ended June 30, 2012, and for the six months ended June 30, 2011, was $2,015,233 and $1,269,927 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in and provided by investing activities for the six months ended June 30, 2012, and the six months ended June 30, 2011, was $338,666 and $731,597 respectively. The large use of cash in investing activities in 2012 was due to increased capital expenditures to expand our infrastructure for a new major customer.

We have experienced significant operating losses since our inception. At December 31, 2011, we had approximately $8.5 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2011 or through the second quarter of 2012. Our operating loss carry forwards expire starting in 2025 and continuing through 2031.

Our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We believe that our cash on hand as of June 30, 2012 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term. We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

Revenue from one customer represented approximately 83% of total revenues for the three months ended June 30, 2012, and approximately 64% of total accounts receivable at June 30, 2012. No other customers represented greater than 10% of total revenues in the three months ended June 30, 2012. There are some customer receivables that have aged over 120 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our U.S. operation does not have any receivables aged over 120 days that are deemed uncollectible at the quarter ended June 30, 2012. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, there is no need for an allowance for doubtful accounts to be recorded with respect to our U.S. operations.

Our Taiwan operations through MegaSys have 26% of gross accounts receivables aged over 120 days as of June 30, 2012. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 7%, or $101,401, allowance for doubtful accounts as of the quarter ended June 30, 2012. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

Substantially all cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (Central Deposit Insurance Corporation) with maximum coverage of NTD3 million.  At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Recent Developments

In July 2012, the Company sold 1,075,000 shares of Company Common Stock at a purchase price of $1.00 per share in three private placement transactions with a three individual investors.

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

On July 31, 2012, a group of security technology companies announced the founding of the Vigilance Federation (the “Federation”), a coalition of six security technology companies that will together deliver a technology, information and analysis service through a single cloud-based subscription. The Federation is led by Pinkerton Corporate Risk Management (“Pinkerton”), a division of Securitas AB. The other founding companies are Iveda Solutions, Inc., Swan Island Networks, Breadcrumb, Advantage Factory and DetectaChem. Iveda Solutions, Inc. will be the sole provider of Cloud Video Surveillance services to the group. Pinkerton is the nation's oldest professional protection firm and is a leading global provider of security, investigations and risk management services with offices in North America, Latin America, Europe and Asia. Pinkerton is a division of Securitas, a global leader in security services.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2012.

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

Identified Material Weakness

As of June 30, 2012, the Company had only one employee knowledgeable in SEC accounting and reporting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel to our management team in order to properly segregate the duties necessary for accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See “Part I, Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K/A filed on May 10, 2012, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the reporting period, pursuant to a $3 million private placement, the Company received a total of $647,500 and issued 647,500 shares of Company Common Stock in twenty private placement transactions with a mix of investors including two corporations, fifteen individuals and two trusts. All issuances were at $1.00 per share.

In July 2012, the Company sold 1,075,000 shares of Common Stock at purchase price of $1.00 per share in three private placement transactions with three individual investors.

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

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/20/2007).
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/20/2007).
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K/A filed on 12/15/2008).
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Exhibit 3.4 to Form 8-K filed on 10/21/2009).
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/20/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Exhibit 4.3 to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Exhibit 4.5 to Form 8-K filed on 10/21/2009).
4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.4 to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.4 to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.5 to Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.6 to Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-Q filed on 11/12/2010).

10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.13 to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Exhibit 10.12 to Form 10-Q/A filed on 3/7/2012).
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Exhibit 10.13 to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on 5/10/2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: August 13, 2012	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

	BY:	/s/ Lynne Phillis
Lynne Phillis
Controller (Principal Accounting Officer)

