Form 10-Q
period 2012-09-30
Iveda Solutions, Inc.
filed 2012-11-14
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of October 31, 2012
Common stock, $0.00001 par value	20,147,048

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$745,687	$850,364
Accounts Receivable, net	718,947	942,879
Inventory	107,576	80,033
Other Current Assets	507,802	535,631
Total Current Assets	2,080,012	2,408,907

PROPERTY AND EQUIPMENT, Net	611,109	375,520

OTHER ASSETS
Intangible Assets, Net	171,666	186,667
Goodwill	841,000	841,000
Other Assets	118,820	69,280
Total Other Assets	1,131,486	1,096,947

Total Assets	$3,822,607	$3,881,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$930,424	$1,107,151
Due to Related Parties, net of debt discount	232,408	76,424
Short Term Debt	654,975	248,319
Total Current Liabilities	1,817,807	1,431,894

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	3,545	10,464

STOCKHOLDERS’ EQUITY
Preferred Stock	-	-
Common Stock	201	180
Additional Paid-In Capital	15,662,206	13,642,892
Accumulated Comprehensive Income (Loss)	(24,421)	(45,907)
Accumulated Deficit	(13,636,731)	(11,158,149)
Total Stockholders’ Equity	2,001,255	2,439,016

Total Liabilities and Stockholders’ Equity	$3,822,607	$3,881,374

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE
Equipment Sales	$212,531	$318,935	$1,309,495	$913,647
Service Revenue	162,970	269,335	811,591	518,891
Other Revenue	5,672	1,037	31,406	16,487

TOTAL REVENUE	381,173	589,307	2,152,492	1,449,025

COST OF REVENUE	322,824	472,211	1,729,001	1,110,875

GROSS PROFIT	58,349	117,096	423,491	338,150

OPERATING EXPENSES	867,958	778,287	2,854,794	2,611,916

LOSS FROM OPERATIONS	(809,609)	(661,191)	(2,431,303)	(2,273,766)

OTHER INCOME (EXPENSE)

Foreign Currency Gain (Loss)	(87)	-	(87)	-
Interest Income	6	40	545	525
Interest Expense	(24,414)	(1,503)	(46,738)	(21,808)
Total Other Income (Expense)	(24,495)	(1,463)	(46,280)	(21,283)

LOSS BEFORE INCOME TAXES	(834,104)	(662,654)	(2,477,583)	(2,295,049)

BENEFIT FOR INCOME TAXES	-	-	-	4,887

NET LOSS	$(834,104)	$(662,654)	$(2,477,583)	$(2,290,162)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)	$(0.13)	$(0.15)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss	$(834,104)	$(662,654)	$(2,477,583)	$(2,290,162)
Other comprehensive income (loss):
Foreign currency translation adjustment	14,660	(51,540)	21,486	(46,259)
Comprehensive Loss	$(819,444)	$(714,194)	$(2,456,097)	$(2,336,421)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,477,583)	$(2,290,162)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	181,456	96,631
Stock Compensation	96,573	459,005
Common Stock Issued for Services	110,562	245,000
(Increase) Decrease in Operating Assets:
Accounts Receivable	245,307	(55,858)
Inventory	(24,686)	(24,496)
Other Current Assets	(243,041)	(22,696)
Accounts and Other Payables	(113,204)	(307,627)

Net cash used in operating activities	(2,224,616)	(1,878,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	-	740,561
Purchase of Property and Equipment	(387,064)	(51,869)
Net cash provided by (used in ) in investing activities	(387,064)	688,692

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(46,903)	-
Proceeds From Short-Term Notes Payable/Debt	431,662	-
Proceeds from (Payments to) Related Parties	352,892	176,406
Notes Payable	(35,839)	21,672
Payments on Capital Lease Obligations	(8,561)	(45,000)
Common Stock Issued, net of Cost of Capital	1,797,021	1,239,750
Net cash provided by financing activities	2,490,272	1,392,828

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,731	(69,694)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(104,677)	111,623

Cash and Cash Equivalents - Beginning of Period	850,364	355,343

CASH AND CASH EQUIVALENTS - END OF PERIOD	$745,687	$466,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$46,738	$21,808

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the nine-month period ended September 30, 2012, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2012 or for future periods.

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

Consolidation

On April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. The consolidated financial statements include the accounts of the Company and MegaSys (from May 1, 2011 through September 30, 2012). All intercompany balances and transactions have been eliminated in consolidation. See Note 8.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, the Company has generated an accumulated deficit from operations of approximately $13.6 million at September 30, 2012 and has used approximately $2.3 million in cash from operations through the current nine months ended September 30, 2012. As a result, a risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional equity and/or debt financing.

•	The Company shifted from direct to indirect sales channels. The Company has established and implemented a commission-based national manufacturer’s independent representative network in the last quarter. The network is designed to increase sales and marketing activities with minimal cost to the Company. The Company has engaged with nine representative firms covering 41 U.S. states and the Caribbean. The names of the partner firms that have signed a partner agreement are as follows: Coaxial Systems Associates, Inc., GP Marketing, HMR Associates, IDMC Associates, Intech Sales, Langbaum & Associates, Milsk Company, R.W. Kunz & Associates and Warren & Associates. The representatives will bring to the Company their network of security integrators and will recruit new integrators that will serve as salespeople and installers of surveillance cameras.

•	In November, the Company hired two channel sales managers to generate leads for the reps and proactively manage the reps and integrators assigned to them.

•	In the immediate future, the Company will hire one strategic sales manager to generate large enterprise and government sales and at least one more later.

•	The Company will continue to directly service its large national and house accounts such as Pinkerton/Securitas, Telmex, and the Company’s customers in Mexico.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

Substantially all cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (Central Deposit Insurance Corporation) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from one customer represented approximately 57% of total revenues for the nine months ended September 30, 2012, and approximately 30% of total accounts receivable at September 30, 2012.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of September 30, 2012. Future amortization of Intangible Assets is as follows:

Trademarks
2012	$5,000
2013	20,000
2014	20,000
2015	20,000
Thereafter	106,666
Total	$171, 666

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

Accordingly, the Company has recorded an impairment of $955,710 in the Statement of Operations in the year ended 2011.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$401,068	$1,435,146
Asia	$1,551,263	$566,109
Mexico	$200,161	-

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

	Three Months Ended Sept. 30, 2012 Iveda Solutions, Inc.	Three Months Ended Sept. 30, 2012 MegaSys	Condensed Consolidated Total

Revenue	$148,226	$232,947	$381,173
Cost of Revenue	145,077	177,747	322,824
Gross Profit	3,149	55,200	58,349
Depreciation and Amort.	63,846	2,849	66,695
General and Administrative	652,463	148,800	801,263
(Loss) from Operations	(713,160)	(96,449)	(809,609)
Foreign Currency Gain (Loss)	(87)	-	(87)
Interest Income	-	6	6
Interest Expense	(20,592)	(3,822)	(24,414)
(Loss) Before Income Taxes	(733,839)	(100,265)	(834,104)
(Provision) For Income Taxes	-	-	-
Net Loss	$(733,839)	$(100,265)	$(834,104)

	Nine Months
	Ended Sept. 30, 2012	Nine Months Ended Sept. 30,	Condensed
	Iveda Solutions, Inc.	2012 MegaSys	Consolidated Total
Revenue	$601,230	$1,551,263	$2,152,493
Cost of Revenue	433,400	1,295,602	1,729,002
Gross Profit	167,830	255,661	423,491
Depreciation and Amortization	175,654	5,802	181,456
General and Administrative	2,208,436	464,902	2,673,338
(Loss) from Operations	(2,216,260)	(215,043)	(2,431,303)
Foreign Currency Gain (Loss)	(87)	-	(87)
Interest Income	60	484	544
Interest Expense	(37,246)	(9,491)	(46,737)
(Loss) Before Income Taxes	(2,253,533)	(224,050)	(2,477,583)
(Provision) For Income Taxes	-	-	-
Net Loss	$(2,253,533)	$(224,050)	$(2,477,583)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues

United States	$148,226	$287,296	$601,230	$765,304
Republic of China (Taiwan)	232,947	302,011	1,551,262	683,721

	$381,173	$589,307	$2,152,492	$1,449,025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating earnings (loss)

United States	$(713,160)	$(524,013)	$(2,216,260)	$(2,097,447)
Republic of China (Taiwan)	(96,449)	(137,178)	(215,043)	(176,319)

	$(809,609)	$(661,191)	$(2,431,303)	$(2,273,766)

	September 30,
	2012	2011
Property and equipment
United States	$580,014	$288,069
Republic of China (Taiwan)	31,095	20,185

	$611,109	$308,254

	Nine Months Ended September 30,
	2012	2011
Additions to long-lived assets
United States	$223,705	$(22,008)
Republic of China (Taiwan)	11,884	20,185

	$235,589	$(1,823)

	September 30,
	2012	2011
Inventory
United States	$810	$12,462
Republic of China (Taiwan)	106,766	130,575

	$107,576	$143,037

	September 30,
	2012	2011
Total Assets
United States	$1,898,479	$2,831,546
Republic of China (Taiwan)	1,924,128	1,643,900

	$3,822,607	$4,475,446

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

In July 2012, FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other General Intangibles Other than Goodwill. Under the guidance in this ASU,an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 2	BANK LOANS—SHORT TERM

The Company has short term loans with two banks in Asia. The loans bear interest from 1% to 4.09% and are due in November of 2012 and April of 2013. The Company has chosen not to use its excess cash to pay off these loans early since the interest rate is relatively low and they are due in the near future.

NOTE 3	NOTES PAYABLE

Note Payable, 10% interest per annum, maturing on December 7, 2013	$77,000
Note Payable, 10% interest per annum, maturing on December 20, 2013	10,000
Note Payable, maturing on October 29, 2012	50,000
Note Payable, 12% interest per annum, maturing on March 25, 2013	45,000
Total Notes payable	$182,000

The holder of the $77,000 note is entitled to subscribe for a purchase 7,000 warrant shares at an exercise price of $1.50 per share. The holder of the $10,000 note is entitled to subscribe for a purchase 909 warrant shares at an exercise price of $1.50 per share. The holder of the 50,000 note was issued 50,000 warrant shares in lieu of interest on August 2, 2012. The holder of this note may choose to convert this note into shares of Company Common Stock on or before the maturity date, at a conversion rate of $1.10 per share.

NOTE 4	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value Common Stock. The Company has 20,827,048 (including 800,000 shares reserved for issuance) and 18,031,729 shares issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively. During the nine months ended September 30, 2012, the Company raised $2,020,319 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $267,882.

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

Stock option transactions during the nine months ended September 30, 2012 were as follows:

	Nine months ended Sept. 30, 2012
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	3,663,179	$0.81
Granted	878,833	1.21
Exercised	-	-
Forfeited or Canceled	(106,750)	1.01
Outstanding at End of Period	4,435,262	0.90

Options Exercisable at Period-End	3,353,940	1.16
Weighted-Average Fair Value of Options Granted During the Period	$0.28

Information with respect to stock options outstanding and exercisable as of September 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	Sept. 30,	Contractual	Exercise	Sept. 30,	Exercise
Prices	2012	Life	Price	2012	Price
$ 0.10 - $1.40	4,435,262	8.2 Years	$0.90	3,353,940	$1.16

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2012
Expected Life	5 yrs
Dividend Yield	0%
Expected Volatility	28.09%
Risk-Free Interest Rate	0.85%

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

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending September 30, 2012 was $17,089, and there was a trade accounts receivable balance of $0 at September 30, 2012.

Due From Related Parties, Net of Debt Discount

On June 7, 2012, the Company entered into a debenture agreement with one of its board members for $200,000. Interest is payable at 10% per annum, payable on the maturity date of July 6, 2012. The Company issued warrants to purchase 20,000 shares of the Company Common Stock, at an exercise price of $1.10. Accordingly, the Company recognized a discount of $15,179 on the principal value of the $200,000 and this discount is fully amortized by September 30, 2012. In July 2012, the Company paid off the June 7th debenture in full, which totaled $200,000 plus $2,959 interest.	$0

On June 20, 2012, the Company entered into a separate convertible debenture agreement with a different board member for $200,000. Interest is payable at 12% per annum, payable on the maturity date of June 20, 2013. The Company issued warrants to purchase 20,000 shares of the Company Common Stock, at an exercise price of $1.00. Accordingly, the Company recognized a discount of $16,789 on the principal value of the $200,000 and is amortizing the discount over the 12 month term of the debenture. The debenture is convertible into shares of Company Common Stock on or before the maturity date, at a conversion rate of $1.00 per share.	200,000

On September 26, 2011, the Company entered into a $45,000 promissory note agreement with a shareholder. Interest on the note was paid in 45,000 warrants at a $1.10 exercise price, exercisable within three years of issuance as approved on October 24, 2011 by the Board of Directors. Accordingly, the Company recognized a discount of $16,909 on the principal value of the $45,000 note payable and is amortizing the discount over the 12 month life of the note. On September 25, 2012 a Promissory Note Extension Agreement was signed to extend the maturity date of this $45,000 note to March 25, 2013.	45,000

Less: Debt Discount	(12,592)
Total Notes payable	$232,408

NOTE 7	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months and nine months ended September 30, 2012 and 2011, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 6,500,949 potential shares at September 30, 2012) were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2012 and 2011.

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
Basic EPS	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net Loss	$(834,104)	(662,654)	$(2,477,583)	(2,290,162)
Weighted Average Shares	19,541,679	16,804,610	18,698,665	15,383,548
Basic and Diluted Loss Per Share	$(0.04)	$(0.04)	$(0.13)	$(0.15)

NOTE 8	BUSINESS COMBINATION

The following is the unaudited pro forma condensed consolidated financial statement of Iveda Solutions, Inc. and MegaSys, as though the acquisition of MegaSys had been completed as of the beginning of the comparable reporting period for the three and nine month periods ended September 30, 2011 for comparability purposes.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011
Total Revenues	$589,307	$1,979,594
Total Net Expenses	1,251,961	4,246,266

Income (loss) before income taxes	(662,654)	(2,266,672)
Income tax provision	-	-

Net income (loss)	$(662,654)	(2,266,672)

Net income (loss) per share — basic and diluted	$(0.04)	$(0.15)

NOTE 9	SUBSEQUENT EVENTS

In October 2012, the Company sold 75,000 shares of Company Common Stock at a purchase price of $1.00 per share in four private placement transactions with four individual investors.

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

Iveda Solutions is part of the growing $41-billion world video surveillance market. The Company delivers enterprise-class centralized video hosting and real-time video surveillance through cloud computing. The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving, and real-time remote surveillance services with a proprietary reporting system, DSR™ (Daily Surveillance Report), to a variety of businesses and organizations. By consolidating computer power into a single location at the server level, the Company creates efficiencies due to economies of scale leveraging cloud computing, which offers more features and flexibility compared to traditional box systems. The Company also believes that cloud computing addresses the environmental impact of massive number of servers being used for video surveillance. By hosting and storing its customers’ video in the cloud, customers do not need to purchase and maintain servers, DVRs, and software, thus reducing carbon footprint.

The Company’s robust enterprise-class video hosting architecture utilizes data centers that allow scalability and flexibility, as well as centralized video management, access and storage. Iveda Solutions’ open-source technology offers interoperability with existing camera systems and enables multiple, simultaneous access without degradation of video quality. The Company’s video hosting solution enhances the functionality of surveillance cameras through a proactive real-time surveillance service rather than an event or trigger-based service and by utilizing video for operational efficiencies.

Iveda Solutions’ current operations generate revenues in the United States, Asia, and Mexico from a client base that includes law enforcement agencies, municipalities, and companies. Iveda Solutions’ growth is dependent upon the continued development of a reliable recurring service-revenue business model.

Iveda Solutions has raised approximately $12 million from investors through private placement offerings between 2005 and the present. The Company has used the funds to create a business model based on recurring revenues, build a state-of-the-art “Managed Video as a Service” infrastructure, develop a reseller distribution channel, and build a solid team of professionals. The Company is currently building its U.S. sales organization to support the rep network and in the process of expanding its distribution channel in Asia. The Company is also developing new products to enhance its current offerings and partnering with inter-cloud providers to reduce cost in delivering its services.

In April 2009, Iveda Solutions was approved as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation by the Department of Homeland Security (DHS). Iveda Solutions is the first, and to our knowledge the only, company currently offering real-time IP video hosting and remote surveillance services with a SAFETY Act Designation.

In April 2011, Iveda Solutions completed the acquisition of MEGAsys Taiwan. Founded in 1998, MEGAsys designs and assembles electronic security and surveillance products, software, and services. Iveda Solutions leverages MEGAsys’ relationships with manufacturing, development, and distribution entities in Asia, potentially reducing costs and improving services and capabilities. To date, MEGAsys has primarily generated revenue through one-time sales, installation and integration of equipment and hardware to large government projects. In the last year, MEGAsys has been investing in cloud video infrastructure in Taiwan, which management anticpates will allow MEGAsys to begin building a recurring revenue business. MegaSys does not own any proprietary technology or intellectual property other than certain trademarks in Taiwan used in its business.

In October 2011, Iveda Solutions signed a strategic collaboration agreement with Telmex, U.S.A., a subsidiary of the Mexico-based Telmex, the 4th largest telecommunications company in the world. Telmex U.S.A. Sales training is underway. At the same time, a homologation process in Telmex Mexico is being conducted. Telmex has presence in the U.S., Latin America, Europe, and Africa.

In July 2012, Pinkerton, a leading global provider of security, investigations and risk management services, announced The Vigilance Federation (TVF), which offers an integrated bundled service that brings enterprise-class cloud services to its customers’ security missions. Pinkerton chose Iveda Solutions to provide cloud-based video surveillance services, crucial to TVF’s mission.

The Company recently introduced Pinpoint, a global positioning/mapping and video management system consolidation that is used in the Pinkerton-led Vigilance Federation.

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

In July 2012, FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intagibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU,an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Results of Operations

Revenue. We recorded revenue of $381,173 for the three months ended September 30, 2012, compared to $589,307 for the three months ended September 30, 2011, a decrease of $208,134 or 35%. In the third fiscal quarter of 2012, our recurring service revenue was $129,329 or 34% of revenue, and our equipment sales and installation revenue was $203,237 or 53% of revenue, compared to recurring service revenue of $219,333 or 34% of revenue, and equipment sales and installation revenue of $319,345 or 54% of revenue for the same period in 2011.

The decrease in revenue primarily was due to the Company transition of moving from a direct sales model to an indirect sales channel model. As announced in mid-June of this year, the Company is developing a national network of independent manufacturers’ representatives to market its products and services. For the past eight years, while building its cloud video surveillance infrastructure, the Company has been selling its products and services to end users directly. The Company is now focusing on building a solid indirect sales channel. This development of the national network sales channel was completed during the third quarter, but sales efforts and in turn revenues were impacted as this transition was made.

We recorded revenue of $2,152,492 for the nine months ended September 30, 2012, compared to $1,449,025 for the nine months ended September 30, 2011, an increase of $703,467 or 49%. In the first nine months of 2012, our recurring service revenue was $476,391 or 22% of revenue, and our equipment sales and installation revenue was $1,561,238 or 73% of revenue, compared to recurring service revenue of $454,863 or 31% of revenue, and equipment sales and installation revenue of $914,057 or 63% of revenue for the same fiscal period in 2011. The increase in equipment sales and installation revenue was due to a large water project awarded to our subsidiary in Taiwan.

Cost of Revenue. Total cost of revenue was $322,824 (85% of revenues; gross margin of 15%) for the three months ended September 30, 2012, compared to $472,211 (80% of revenue; gross margin of 20%) for the three months ended September 30, 2011, a decrease of $149,387 or 32%. The decrease of cost of revenue and decrease of gross margin was primarily due to the decrease of equipment sales and installation revenue, which is Megasys’ primary source of revenue. Equipment sales and installation normally garner lower gross margin compared to recurring service revenues.

Total cost of revenue was $1,729,001 (80% of revenues; gross margin of 20%) for the nine months ended September 30, 2012, compared to $1,110,875 (77% of revenues; gross margin of 23%) for the nine months ended September 30, 2011, an increase of $618,126 or 56%. The slight decrease in gross margin for the nine months ended September 30, 2012 was due to a 127% increase in product sales from MegaSys. These product sales carry a lower gross margin rate resulting in a lower gross margin on a consolidated basis.

Operating Expenses. Operating expenses were $867,958 for the three months ended September 30, 2012, compared to $778,287 for the three months ended September 30, 2011, an increase of $89,671 or 12%.

Operating expenses were $2,854,794 for the nine months ended September 30, 2012, compared to $2,611,916 for the nine months ended September 30, 2011, an increase of $242,878 or 9%. The slight increase in operating expenses in 2012 is consistent with 2011 and is favorable considering revenue increased 49%.

The increase in operating expenses both in Q3 2012 and YTD 2012 over comparable periods in 2011 was primarily related to increased depreciation expenses and increased sales/marketing expenses, both of which are the result of increased investment in the company to spur and support further growth in the company’s future. These strategic investments were in both top-line revenue growth as well as internal infrastructure and are required to meet the Company’s long-term corporate goals.

Loss from Operations. As a result of the decreases in revenues, the loss from operations increased to $809,609 for the three months ended September 30, 2012, compared to $661,191 for the three months ended September 30, 2011, an increase in loss of $148,418 or 22%.

As a result of the overall decrease in revenue and in turn gross margins, the loss from operations increased to $2,431,303 for the nine months ended September 30, 2012, compared to $2,273,766 for the nine months ended September 30, 2011, an increase in loss of $157,537 or 7%.

Other Expense-Net. Other expense-net was $24,495 for the three months ended September 30, 2012, compared to $1,463 for the three months ended September 30, 2011, an increase of $23,032 or 1,574%. This is due to increased interest expenses.

Other expense-net was $46,280 for the nine months ended September 30, 2012, compared to $21,283 for the nine months ended September 30, 2011, an increase of $24,997 or 117%. This is due to increased interest expenses.

Net Loss. The increase of $171,450 or 26% in the net loss to $834,104 for the three months ended September 30, 2012, from $662,654 for the three months ended September 30, 2011, was primarily the effect of reduced revenue and increased operating expenses in 2012.

The increase of $187,421 or 8% in the net loss to $2,477,583 for the nine months ended September 30, 2012, from $2,290,162 for the nine months ended September 30, 2011, was primarily the effect of reduced gross profit and increase in operating expenses.

Liquidity and Capital Resources

We had cash and cash equivalents of $575,296 on September 30, 2012 in our foreign business and $170,391 in our domestic business. The decrease in cash from $850,364 as of December 31, 2011 was due to approximately $2.3 million used in operations, $387,000 spent towards capital expenditures to expand our infrastructure for a major customer, offset by $2.5 million raised in debt and equity. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the nine months ended September 30, 2012, and for the nine months ended September 30, 2011, was $2,260,455 and $1,878,531 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in and provided by investing activities for the nine months ended September 30, 2012, and the nine months ended September 30, 2011, was $387,064 and $688,692 respectively. The large use of cash in investing activities in 2012 was due to increased capital expenditures to expand our infrastructure for a new major customer.

We have experienced significant operating losses since our inception. At December 31, 2011, we had approximately $8.5 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2011 or through the third quarter of 2012. Our operating loss carry forwards expire starting in 2025 and continuing through 2031.

Our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We believe that our cash on hand as of September 30, 2012 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term. We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

Revenue from one customer represented approximately 57% of total revenues for the nine months ended September 30, 2012, and approximately 30% of total accounts receivable at September 30, 2012. No other customers represented greater than 10% of total revenues in the nine months ended September 30, 2012. There are some customer receivables that have aged over 120 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectible accounts.

Our U.S. operation has one customer receivable aged over 120 days totaling $13,654. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, an allowance for doubtful accounts for this receivable was recorded with respect to our U.S. operations.

Our Taiwan operations through MegaSys have 65% of gross accounts receivables aged over 120 days as of September 30, 2012. The payment terms vary based on the timing of the completion of the entire project. MegaSys generally does not control the time of payment because MegaSys is only one of many companies involved in these projects. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 14%, or $103,979, allowance for doubtful accounts as of the quarter ended September 30, 2012. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

Substantially all cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (Central Deposit Insurance Corporation) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Recent Developments

In October 2012, the Company sold 75,000 shares of Company Common Stock at a purchase price of $1.00 per share in four private placement transactions from four individual investors.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2012. Based on our evaluation, our management has concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In August 2012, we hired a CFO who has experience in SEC reporting and disclosures. The Company now has two employees knowledgeable in SEC accounting and reporting, which permits the proper segregation of duties necessary for accurate and timely financial reporting. The Company is in the process of implementing additional controls and processes involving both of our financial personnel in order to ensure all transactions are accounted for and disclosed in an accurate and a timely manner. There have not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for our business operations.

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

During the reporting period, pursuant to a $3 million private placement, the Company received a total of $1,332,819 and issued 1,332,819 shares of Common Stock in nine private placement transactions with a mix of investors including seven individuals and two trusts. All issuances were at $1 per share.

In October 2012, the Company issued 75,000 shares of Common Stock at $1.00 per share in four private placement transactions with four individual investors.

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

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/20/2007).
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/20/2007).
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K/A filed on 12/15/2008).
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Exhibit 3.4 to Form 8-K filed on 10/21/2009).
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/20/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Exhibit 4.3 to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Exhibit 4.5 to Form 8-K filed on 10/21/2009).
4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.4 to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.4 to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.5 to Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.6 to Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-Q filed on 11/12/2010).
10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.13 to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Exhibit 10.12 to Form 10-Q/A filed on 3/7/2012).
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Exhibit 10.13 to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on 5/10/2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: November 14, 2012	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

	BY:	/s/ Brian Duling
Brian Duling
CFO (Principal Financial and Acounting Officer)

