Form 10-K
period 2012-12-31
Iveda Solutions, Inc.
filed 2013-04-01
CIK 1397183

United States Securities and Exchange Commission

Washington , D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $15,044,892 as of the last business day of the registrant’s most recently completed fiscal quarter.

As of March 15, 2013, 22,611,048 shares of the registrant’s common stock were outstanding.

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

MegaSys’ headquarters are located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd. ,Sanchong City, Taipei County 241, Taiwan (R.O.C.)

Business Operations

Overview

Iveda Solutions, Inc. is an established and innovative company, delivering secure, open source and enterprise class managed video services by leveraging the power of cloud computing. The Company’s robust enterprise class video hosting architecture, utilizing data centers, allows scalability, flexibility, and centralized video management, access, and storage, without the burden of buying and maintaining software and equipment. Iveda Solutions’ customers simply log in online, access their cameras and begin watching live and/or recorded video data from anywhere in the world at any time using any Internet enabled device. From one camera locally to hundreds around the world, each camera can be accessed from one secure login. Iveda Solutions delivers the true essence of video surveillance through cloud computing, like no other.

The Company’s open-source technology is interoperable with any existing camera system and enables multiple, simultaneous access without degradation of video quality. Utilizing video hosting technology, Iveda Solutions revolutionizes the functionality of security cameras, through a proactive real-time surveillance service rather than event or trigger-based system.

There are millions of security cameras in the U.S. today; a great majority of which run unmonitored. Oftentimes, they cannot be used to stop a crime in progress, and are merely observers keeping silent record of any illegal activity. Iveda Solutions takes security beyond boundaries by ensuring that each camera in its care remains under expertly-trained eyes. By placing a person behind the lens, a security camera goes from mute witness to active patroller, fully capable of police dispatch and assistance as events unfold. Officers can often be directed to the scene before a criminal has left the premises, leading to a higher arrest rate and greatly increasing the likelihood of recovering any stolen goods.

To management’s knowledge, at this time, Iveda Solutions is the only major provider of enterprise class real-time video surveillance in the U.S.

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

Historically, Iveda has derived revenues from security systems integration, equipment sales and installation, conversion of analog cameras to digital, and per hour, per camera service fees from video hosting and real-time surveillance. Additional revenues are derived from extended video storage and extended maintenance contracts. Iveda has grown only through direct sales of equipment/installation and video surveillance services through its direct sales team. In June 2012, Iveda began transition from direct to indirect sales channel by signing up independent representative agents and their network of security integrators. Iveda is building its reseller distribution channels to to sell predominantly through resellers. As the reseller channel matures, Iveda’s channel partners are expected to take over its equipment sales and installation functions, and help drive Iveda’s recurring service revenue.

After months of rigorous application and due diligence process, in April 2009, Iveda Solutions was approved as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation by the Department of Homeland Security (DHS). The designation gives the Company, its partners and customers certain liability protection. Iveda Solutions is the first and currently the only company, offering real-time IP video hosting and remote surveillance services with a SAFETY Act Designation.

In October 2009, the Company completed a reverse merger with a publicly traded company. The Company’s stock is now trading on the Over-The-Counter Bulletin Board (OTCBB) under the trading symbol “IVDA.”

In September 2010, Iveda Solutions acquired its first international customer. The Company is now providing IvedaOnBoard, its in-vehicle live streaming video service, and remote video storage to a government agency in Mexico.

In April, 2011, Iveda Solutions completed the acquisition of MEGAsys Taiwan. MEGAsys designs and manufactures electronic security and surveillance products, software, and services. MEGAsys was founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda Solutions leverages MEGAsys’ relationships with manufacturing and software companies in Asia, potentially reducing costs and improving services and capabilities. The acquisition also opens doors to the Asian market.

In October 2011, Iveda Solutions signed a strategic collaboration agreement with Telmex, U.S.A., a subsidiary of the Mexico-based Telmex, the 4th largest telecommunications company in the world. Telmex has presence in the U.S., Latin America, Europe, and Africa. Telmex will collaborate with Iveda Solutions to build cloud-based video surveillance infrastructure in the markets they are in and resell Iveda Solutions’ services.

In November 2012, Iveda signed a cooperation agreement with Industrial Technology Research Institute (ITRI). ITRI is a research and development organization based in Taiwan. Iveda and ITRI have been co-developing cloud-video services. ITRI has given Iveda license to some of their patents being used in the development. Iveda will have exclusive rights to the products and services being co-developed.

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

Benefits :

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

Benefits :

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

IvedaOnBoard

IvedaOnBoard utilizes any in-car camera available in the market today with our Streaming Video Converter (SVC) and IvedaEnterprise. IvedaOnBoard allows our customers real-time situational assessment of field activities. This untethered surveillance solution utilizes Wide-area data services such as cellular, mesh wireless, and Wi-Fi. Centralized video management of an entire mobile fleet includes high quality real-time streaming video and instant review of footage remotely, thus no need to have a recording device onboard.

IvedaPinpoint

IvedaPinpoint is a live streaming video mapping application and is a video management system (VMS) consolidator and online mapping service that shows location of surveillance cameras on Google Maps(TM) or other third party mapping platforms. Through a single login, users are able to pull live streaming video feeds from a centralized video management platform. IvedaPinpoint is completely web-based, accessible from any Flash-enabled browser on your computer or smartphone.

In collaboration with Pinkerton/Securitas, Iveda Solutions conducted a successful pilot of IvedaPinpoint at the 2012 G8/NATO meeting in Chicago. IvedaPinpoint was integrated into Pinkerton's Vigilance incident & trend data monitoring system, its cloud-based, 24/7 situational awareness and risk aggregation service that gathers data and evaluates threats.

Applications for IvedaPinpoint range from safe city, , executive protection, facility protection, border protection, supply chain security, transportation, utilities, federal and local governments. When a user clicks on a “Pinpoint” the live video of the camera will appear.

IvedaXchange

IvedaXchange uses cloud-based technology to provide a suite of threat assessment dashboards and alerting capabilities to schools, school districts, government agencies—or any organization wishing to upgrade their threat monitoring capability.

IvedaXchange enables school, law enforcement, emergency personnel and others to receive targeted emergency alerts, share key information on potential threats, and locate critical assets—students, staff, and buses, in real time.

Products

Iveda’s core competency is based on its cloud-video management platform. Iveda focuses on recurring service revenue, but we also sell and integrate products to enable Iveda services.

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

The device allows for rapid deployment of live mobile streaming video ideal for in-vehicle applications, such as police cars, school buses, taxicabs, delivery trucks, tow trucks, and freight trucks. With the SVC, video footage that is traditionally stored inside the vehicle through a local recording device can now be virtualized and stored remotely at Iveda’s fully fault-tolerant data center with no concerns of redundancy, reliability, and lost or damaged data.

Systems Integration

Our core competency is our ability to deliver cloud video management services. We offer our customers a variety of products that enable our services and from which we create customized solutions for our customers. We call these solutions our cloud video validators.

SafeCiti®

SafeCiti is a comprehensive turnkey solution for central management and processing of critical information and surveillance technology throughout an entire metropolitan area. Our SafeCiti solution offers infrastructure owners to effectively bridge the gap between their current technology capabilities with much needed upgrades and expansion of new capabilities. Iveda’s cloud technology promotes faster, more affordable public safety and security system implementation and all with much greater sustainability. MegaSys is our expert in SafeCiti deployments, having completed a large project for the New Taipei Police Department in 2010. The police department has awarded MegaSys additional SafeCiti deployments for $2.2 million in January 2012 and $1.3 million in December 2012.

Surveillance Equipment Installation and System Integration

Iveda partners with security integrators with expertise in full deployment of new IP-based video surveillance systems and converting existing analog or CCTV systems to IP-based systems. With these integrators, Iveda designs, recommends, sells, and installs camera systems to enable video hosting, real-time surveillance services, and mobile video services.

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

Iveda utilizes robust data centers that are capable of centrally hosting live and recorded video from a massive number of IP-enabled security cameras. Our HA (high-availability) IP (Internet Protocol) infrastructure is scalable, redundant, and secure.

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

Features :

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

Network Camera IP-Based Technology .. Network camera IP-based technology is the core of Iveda’s security solution. The cameras Iveda utilizes are not typical Web cams or CCTV. They are all mini computers with enabled Web servers. Each camera has the capability of becoming its own Web site on the Internet, which allows Iveda’s intervention specialists to log into each camera and control the cameras’ operation. When combined with “PTZ” (pan, tilt, zoom) cameras, the intervention specialist can make the camera pan, tilt, zoom or rotate as needed remotely. Clients can also log into each camera through Iveda’s web access tool, and can view the images real-time, 24/7. The software that powers the camera technology is generally open source, which allows Iveda to develop unique applications in the future to service a wide variety of industries and clients.

Security . Iveda anticipates its customers’ video networks, which will include a variety of public sector security applications, will be high-value targets for criminals. As a result, Iveda’s network security standards must be and are very high, meeting standards used by banks in providing online banking services.

As the leading online surveillance provider, the security of surveillance video is always a priority at Iveda. We are committed to implementing stringent measures to ensure data stays secure. Multiple layers of network redundancy ensure the security of video assets. Every critical network component within the Iveda’’ Cloud is redundant; including a second copy of video to ensure stability, uptime, and that video is not lost.

Iveda’ networks are protected from external threats by ICSA certified products to block unauthorized external entry. Internal data and network access is controlled by permission and policy based ACLs.

Video security between the camera and the Iveda’s Cloud can be secured utilizing the IvedaXpress product which integrates AES 256 bit encryption into the connection between the camera and our Cloud. Video security can also be secured by incorporating encrypted VPNs (Virtual Private Network).

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

Pricing Strategy

Iveda’s cloud video hosting solutions provide a less expensive alternative to typical CCTV/DVR solutions and live human security guards. Iveda can affordably upgrade a standard CCTV system to an Internet-based surveillance system, through digital conversion. As a result of all of these factors, Iveda has removed several cost barriers for its customers.

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

Iveda has developed a pricing model for its products and services that will allow its resellers an attractive profit margin from residual revenues while allowing Iveda to garner about 60% profit margin when its video hosting infrastructure is fully utilized.

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

In distribution channel sales, Iveda sells equipment to its resellers and integrators, who in turn sell the equipment to the end user. In certain select large corporate account sales, Iveda will sell the equipment directly to the large accounts, and in turn utilize integrators or other third parties for installation activities.

Cloud Video Hosting and Remote Surveillance. Upon full utilization of the current video hosting infrastructure, Iveda has implemented a pricing structure for its services at approximately a 60% gross margin. Gross margin may improve with software enhancements to enable intervention specialists to monitor more cameras at the same time, and when the cost of bandwidth drops with increased usage. Iveda compensates intervention specialists well and has historically attracted and retained high-quality and loyal employees, thus reducing the cost of turnover and training.

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

Customers

Iveda’s customers in 2012 included data centers, banks, storage facilities, homeowner associations, food processing plants, public pools and parks, and government agencies in Mexico and Asia. In 2012, the New Taipei City police department account for 69% of the Company’s overall revenue.

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

• United Road Towing

• Watermark Community

• West Valley Child Crisis

The following is a sample list of SafeCiti, equipment sales, and systems integration customers over the prior two years:

• City of Glendale, CA

• Sui Industry

• New Taipei City Police Department

• Taiwan Stock Exchange

• Ystarding

• Taiwan Energy Systems

• Taoyuan County Council

• The Tivoli Cable Engineering

• Zhongxing

• Futai

• Secom Taipei

Market Segmentation

Iveda views the following markets as its primary target markets:

•	Companies who wish to save on traditional security services, while maintaining live surveillance of their properties.

•	Customers who wish to integrate or enable an existing video surveillance system for hosted video and remote surveillance.

•	Real-time, in-vehicle streaming video accessibility for operational efficiency for transportation management and traffic safety.

•	Educational institutions that want to integrate surveillance systems in their facilities.

•	Security and remote surveillance of school playground areas, corridors, halls and classrooms.

•	Municipalities for Safe City projects.

Business Strategy

Iveda is implementing the following business strategy:

•	Reseller Sales:

o	Provide assistance to its growing reseller channel distribution to utilize resellers’ camera installed base and thereby seek to increase Iveda’s video surveillance subscribers.

Build a high-caliber indirect channel sales team to support reps and integrators.

o	Provide co-op marketing funds to resellers to promote Iveda products and services on our behalf utilizing their customer and prospect lists.

o	Fund demo units for product seeding of Iveda’s services in sales opportunities.

o	Fund road shows for live customer demos.

o	Build indirect sales channel to support

•	Marketing:

o	Conduct regional marketing campaigns in Iveda’s existing markets, while strategically launching in other key markets.

o	Expand online marketing and non-traditional viral marketing.

o	Participate in vertical and technology tradeshows.

o	Produce online and printed sales and marketing materials for end users and resellers.

o	Implement and manage PR and marketing campaigns.

o	Work with research firms on independent case studies, industry research, and white papers.

o	Enhance search engine optimization (SEO) of the Company’s websites.

•	Infrastructure/Security/Operations/R&D :

o	Develop new products with technology partners in India and Asia to enhance and enable Iveda’s video surveillance services.

o	Incorporate another layer of security to Iveda’s edge devices to further enhance the value of our products and services.

o	Fund in-house development of software for Iveda’s backend that may be patentable.

o	Further develop Cerebro, Iveda’s proprietary centralized security reporting system.

o	Fund backend equipment/hardware and software to demonstrate Iveda’s system capabilities to prospective enterprise clients (white label demos).

o	Qualify Iveda on safety and cyber security compliance requirements for government standards and expectations as well as fulfill customer commitment to be as secure as possible to garner customer trust and loyalty.

o	Provide a test lab environment which includes dedicated equipment and resources for further customer application testing, development and enhancements as well as new product and/or system evaluation.

•	International Business Development :

o	Form business alliances with overseas companies for revenue generation.

o	Fund customer demo meetings and presentations abroad.

o	Leverage MegaSys relationships with developers and manufacturing companies in Asia for cost reductions.

o	Leverage MegaSys’ acquisition to establish presence and access to the Asian market to implement Iveda’s recurring revenue model.

•	Mergers and Acquisition

o	Identify companies in Asia with broad market reach.

o	Explore companies with business and technologies that are complementary to ours.

Sales Strategy

In the last two years, Iveda’s activities were geared toward building its global strategy, starting with its acquisition of MegaSys, which was completed on April 30, 2011. The Company hired a senior vice president of global sales and support to build and manage domestic and international sales.

Historically, Iveda generated sales through its direct sales force. In June 2012, Iveda began its transition to a reseller distribution channel program in the U.S. Iveda believes that leveraging resellers’ existing customer base, many of which already have cameras installed, provides a more effective strategy to grow the number of cameras the company hosts and monitors. Over the last few months, Iveda has built necessary sales and marketing tools to support the indirect sales channel including training modules, partner portal, demo program, datasheets, and co-op program. Iveda also transitioned its small direct sales team to channel sales managers and hired new members to the team with expertise in managing and developing indirect sales channel.

Management believes that once this indirect sales channel is fully trained and mobilized, it will expedite securing a larger percentage of the market by leveraging its channel partners’ customer base. This is also a potentially faster way to make Iveda a national provider of video surveillance services compared to relying solely on internal sales efforts. In October 2011, the Company signed an agreement with a large telecommunications company for them to resell Iveda’s products and services in the U.S. and Latin America. In 2012, Iveda has also signed ten independent manufacturers’ representatives which provide coverage to 42 states, the Carribean, and Canada. The names of the partner firms that have signed a partner agreement are as follows: Coaxial Systems Associates, Inc., GP Marketing, HMR Associates, IDMC Associates, Intech Sales, Langbaum & Associates, Milsk Company, R.W. Kunz & Associates, Warren Associates and SECURaGLOBE Solutions, Inc. Each rep firm has a network of security integrators that serve as their feet-on-the-street salesforce.

The Iveda Reseller Program is designed to build a community of dedicated Iveda partners to help realize its vision, while providing them with additional revenue streams and boosting their competitive edge by offering a security solution that makes sense. Iveda believes that the active partnerships between Iveda and its resellers will assist them in capturing market share before competitors are able to move into the market. The reseller receives 25% discount off of MSRP for reselling Iveda’s services. The reseller may decide to attain an even higher margin by charging its customers above MSRP.

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

Law Enforcement and Government Contracts

In 2012, Iveda sold approximately $345,653 in products and services to law enforcement, cities and municipalities in the U.S. and approximately $2,718,537 in Taiwan. In 2010 Iveda began servicing a government agency in Mexico which has opened doors for Iveda with other law enforcement agencies to implement Iveda’s services. Iveda sold $270,001 to this agency in 2012. In January 2012, MegaSys was awarded a $2.2 million Safe City contract from New Taipei City. In December of 2012 New Taipei City awarded a $1.3 million project that expands the Safe City project into the Linkou district. Iveda has already earned “preferred vendor” status from its existing police department customer as well as from the United States Department of Homeland Security (DHS).

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

Marketing Strategy

Over the years, Iveda has not sustained ongoing public relations and marketing campaigns due to limited resources. Limited marketing activities have not generated considerable amount of leads for sales. Marketing budget was not sufficient to launch an early-adapter product into the marketplace. In 2012, Iveda spent insignificant amounts in marketing.

In 2012, Iveda invested in demo equipment for customer seeding. The Company believes that the best way to market its products and services is to provide a hands-on demo.

Iveda recently hired a full-time PR and Marketing Communications Manager to assist the Chief Marketing Officer implement Iveda’s marketing plan, including actively pitching our press releases to trade publications and enhancing our presence in social media.

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

Co-op Program

As the reseller distribution channel matures, Iveda’s marketing strategy is expected to be increasingly concentrated on co-op programs, public relations, and branding instead of lead generation for its direct sales force. This strategy will mobilize resellers and utilize their existing customer base. The resellers will be encouraged to conduct direct marketing campaigns to their existing customers and prospect lists. Iveda will match their marketing spend on any lead-generation activities. Iveda expects its resellers to do the heavy lifting in lead generation.

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

Collateral

Iveda has developed a wide array of marketing materials to highlight the Company’s products, services, technology, and capabilities. The various pieces cater to all kinds of audiences: potential customers, partners, investors, and employees.

Online Marketing

Instead of more traditional print advertising, Iveda will use its online banner advertising on security technology websites and vertical market websites with application-specific messaging.

According to a recent study by Performics and ROI Research, 75% of shoppers use search engines to research products and services. Iveda will allocate a significant amount of its online marketing budget on Yahoo and Google Adwords pay-per-click campaign.

With the proliferation of social media as a new marketing vehicle, Iveda has established Facebook, Twitter, and Linkedin presence. Management expects that these sites will generate online buzz about the Company, which will increase the Company’s followers, and website traffic. The Company anticipates these activities to fuel lead generation and increase brand awareness. Iveda will also explore webinars which has started to become a popular sales and marketing vehicle to promote products and services.

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

Iveda’s primary goals for exhibiting at tradeshows are to generate leads for sales and build brand in the process. We will participate at these shows with our resellers. We will identify vertical tradeshows, where the company’s services may be of high interest to both exhibitors and attendees (e.g., law enforcement, government, self-storage, hospitality). These will be local and regional tradeshows, plus one big national tradeshow.

Iveda will exhibit at International Security Convention West (ISC West) in April 2013. The show is the biggest security technology show with over 1000 companies exhibiting. Attendees include security integrators and end users. This is Iveda’s first big show and we are participating in a big way. One of our new products has been entered into New Product Showcase competition. This will provide a lot of exposure for the company before, during, and after the show.

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

We also intend to secure appropriate national and international trademark protections with the intention of prosecuting any infringements, although we have not historically sought any patent protection, but have solely relied on trade secrets, software security measures and nondisclosure agreements. Iveda has trademark registrations for “Iveda Solutions,” “Iveda,” the Company’s logo, and “SafeCiti” from the U.S. Patent and Trademark Office. We are also seeking to trademark for our product names.

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

In November 2012, Iveda signed a cooperation agreement with Industrial Technology Research Institute (ITRI). ITRI is a research and development organization based in Taiwan. Iveda and ITRI have been co-developing cloud-video services. ITRI has given Iveda license to some of their patents being used in the development. Iveda will have exclusive rights to the products and services being co-developed. Some of these products will be shown at the ISC West Show in April 2013.

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

Government Regulation . Various states within the United States require companies performing low voltage equipment installation to be licensed. Iveda maintains active licenses in Arizona and California. Iveda transitioned all installation activities to its security integrator partners with required licenses to install equipment in the states they cover.

Employees . As of the date of this report, Iveda has 32 employees in the US and 15 in Taiwan. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel. From time to time, the Company employs independent consultants or contractors to support its development, marketing, sales and support and administrative needs. The Company’s employees are not represented by any collective bargaining unit.

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

Competition

Video Hosting Service

Iveda offers cloud-based enterprise-class and consumer-class video hosting services. Consumer-class video hosting normally provides proprietary cameras and software. Typically, only one streaming video access is allowed at one time. This kind of solution is generally not robust enough for commercial or enterprise-level video hosting solution. Iveda has direct competitors with our consumer-class video hosting service (IvedaXpress) including Securei, MyCamServer, Byremote, Envysion, Icontrol and IVR Controls . Iveda differentiates its products and services by using its enterprise-class IP infrastructure, which allows us to manage a large number of cameras, in our consumer service offerings. Our infrastructure features high availability and redundancy. We manage our own datacenter and we have end-to-end level of security from the servers hosting our video to edge devices (i.e., cameras and video encoders).

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

Risk Factors Involving Our Business

Iveda’s Financial Statements Contain A Going Concern Opinion.

Iveda’s financial statements included with this report were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the Audit Report on the Financial Statements for the year ended December 31, 2012 and Note 1 to those Financial Statements). Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved. There can be no assurance that we will be able to raise sufficient additional capital to continue our operations.

Iveda Needs to Raise Significant Additional Funding.

At Iveda’s current estimated burn rate, Iveda has sufficient capital to continue its operations for only a short period of time. Accordingly, Iveda must raise capital to continue as a going concern. The Board of Directors approved the Company to engage with an investment banker to act as the Company’s financial and capital markets advisor to seek to raise up to $30 million in long term financing. The board also approved the Company to raise up to $3 million in bridge financing in advance of the long term financing. There can be no assurance that Iveda can raise sufficient funding to continue as a going concern or to even operate profitably. Any inability to obtain additional financing when needed could require Iveda to significantly curtail operations or delay its expansion plans.

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

Iveda Depends On Certain Key Personnel.

Iveda’s future success will be dependent on the efforts of key management personnel, particularly David Ly, Iveda’s President and CEO, Luz Berg, Iveda’s COO and CMO, Alex Kuo, Chief Strategy Officer, Richard Gibson, SVP of Global Sales & Support, and Brian Duling, Iveda’s CFO, each of whom is employed at will by Iveda. Mr. Ly’s relationships within Iveda’s industry are vital to Iveda’s continued operations, and if Mr. Ly was no longer actively involved with Iveda, Iveda would likely be unable to continue its operations. Iveda has obtained key man insurance on Mr. Ly in the amount of $1 million. The loss of one or more of Iveda’s other key employees could also have a material adverse effect on Iveda’s business, results of operations and financial condition.

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

Iveda seeks to protect its proprietary intellectual property, which includes intellectual property that may only be protectable as a trade secret, in part by confidentiality agreements with its employees, consultants and business partners. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships. See “ Business – Other Information – Proprietary Rights. ”

Iveda Could Incur Substantial Costs Defending its Intellectual Property From Infringement By Others.

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

MegaSys’s executive offices are located at 2F, -15, No. 14, Lane 609, Sec. 5 Chongxin Rd., Sanchong City, Taipei, County 241, Taiwan (R.O.C.), where the Company currently leases two suites totaling approximately 4,838 square feet of office space for $2,378 per month. The leases expire in June and July 2013. The Company is not affiliated with its lessor. Although the Company believes that its current facilities are adequate for the foreseeable future, additional office space may be needed as additional employees are hired.

ITEM 3. LEGAL PROCEEDINGS

On April 11, 2011, Iveda was named as a defendant in a lawsuit filed in United States District Court for the District of Delaware. The complaint alleges that Iveda’s Real Time Remote Video Surveillance System infringes patents licensed by the plaintiff and seeks an adjudication that the specified patent has been infringed, awards of unspecified damages and permanent injunctions enjoining further acts of infringement. See Walker Digital, LLC  v. Arrow Security, Inc. , No. 10-CV-00310 (D. Del.) (April 11, 2011). On March 20, 2013, the parties entered into a Settlement and License Agreement (the “WD Settlement Agreement”) resolving this dispute. Under the terms of the WD Settlement Agreement, Iveda received a fully paid up license to use the patents that are the subject of the litigation in exchange for payment of a one-time fee. The plaintiff also agreed to release Iveda from all claims of infringement of the subject patents and to dismiss with prejudice all claims and counter claims in the pending litigation within 5 days of receipt of the specified consideration. We do not expect this proceeding or the WD Settlement Agreement to have any material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Iveda shares trade on the OTC Bulletin Board under the symbol “IVDA”.

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

2013	High Bid	Low Bid

Quarter Ended March 31, 2013 (through March 18, 2013)	$2.00	$1.30

2012	High Bid	Low Bid

Quarter Ended December 31, 2012	$1.25	$1.00
Quarter Ended September 30, 2012	$1.20	$.95
Quarter Ended June 30, 2012	$1.25	$.99
Quarter Ended March 31, 2012	$1.50	$.97

2011	High Bid	Low Bid

Quarter Ended December 31, 2011	$1.05	$.90
Quarter Ended September 30, 2011	$1.11	$.85
Quarter Ended June 30, 2011	$1.10	$.90
Quarter Ended March 31, 2011	$1.05	$.85

There is limited trading activity in Iveda’s securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of March 15, 2013, we had 22,611,048 shares of our common stock outstanding held by 224 shareholders of record, exclusive of shares held in street name. We have no preferred stock outstanding.

Dividends

Iveda has never paid cash dividends on its capital stock. Iveda currently intends to retain all earnings, if any, to finance the growth and development of its business. Iveda does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans (As of December 31, 2012)

On January 18, 2010, the Company adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of the Company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 2, 2010 and June 24, 2011. As of December 31, 2012, options to purchase 3,877,783 shares were outstanding under the 2010 Option Plan.

The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2012, warrants to purchase 2,797,219 shares of common stock were outstanding, all of which were issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	5,038,512	$0. 91	9,138,217
Equity compensation plans not approved by shareholders	2,797,219	$1.33	-
Total	7,835,731	$1.06	9,138,217

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2012 were previously disclosed.

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

Overview

Iveda Solutions, Inc. began operations on January 24, 2005 under the name of IntelaSight, Inc. On October 15, 2009, IntelaSight became a wholly-owned subsidiary of Charmed Homes, Inc., which changed its name to Iveda Corporation. All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation and changed its name to Iveda Solutions. On April 30, 2011, the Company completed its acquisition of MegaSys . See “Item 1. Business – General.” Unless otherwise noted, all references to “Iveda,” “Company,” “we,” “us” and “our” hereafter in this section refer to the current business of Iveda Solutions, Inc.

Iveda installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations. The accompanying financial statements have been prepared assuming that Iveda will continue as a going concern. Iveda generated accumulated losses of approximately $15 million through December 31, 2012.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

•	The Board of Directors approved the Company to engage with a financial capital markets advisor in connection with a potential capital financial transaction to raise up to $30 million in long-term financing.

•	The Board of Directors also approved the Company to raise up to an aggregate amount of $3 million in bridge financing in advance of the long-term financing.

•	The Company established reseller distribution channels to increase the scope of the Company’s marketing activities with low cost to the Company.

•	The Company signed a cooperation agreement with an R&D organization in Taiwan to develop new products and services.

•	The Company may evaluate and consider merger and/or acquisition activities.

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

The material estimates for Iveda are that of the stock based compensation recorded for options and warrants issued and the income tax valuation allowance recorded for deferred tax assets. The fair values of options and warrants are determined using the Black-Scholes option-pricing model. Iveda has no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option-pricing model stated below. The specific quantitative variables are included in the Notes to the Financial Statements. The estimated fair value of options and warrants is recognized as expense on the straight-line basis over the options’ and warrants’ vesting periods. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the expected life, dividend yield, expected volatility, and risk free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2011 and 2012 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options and warrants is based on the average of three public companies offering services similar to Iveda.

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

Basis of Accounting and Going Concern

Iveda’s financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. In addition, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $15 million through December 31, 2012 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment , which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2011 and 2010 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation , therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $248,072 and $515,419 of stock-based compensation expense for the years ended December 31, 2012 and 2011, respectively.

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

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net Revenue. We recorded net consolidated revenue of $3,608,998 for the year ended December 31, 2012, compared to $2,818,729 for the year ended December 31, 2011, an increase of $790,269 or 28%. In fiscal 2012, our recurring service revenue was $605,840 or 17% of consolidated net revenue, and our equipment sales and installation revenue was $2,815,150 or 78% of net revenue, compared to 617,437 or 22% of net revenue for recurring service and $2,081,923 or 74% of net revenue for equipment sales and installation revenue in 2011. Revenues in our U.S. operations were primarily derived from our recurring monthly service revenue, which represents 79% of U.S. net income. This material increase in total revenue in 2012 compared to the same period in 2011 is attributable primarily to increased equipment sales from our MegaSys subsidiary.

Cost of Revenue. Total cost of revenue was $3,230,495 (89% of revenues; gross margin of 11%) for the year ended December 31, 2012, compared to $2,154,221 (76% of revenues; 24% gross margin) for the year ended December 31, 2011, an increase of $1,076,274 or 50%. The increase in cost of revenue and decrease of gross margin was primarily due to the increase of equipment sales and installation, which normally garner lower gross margin, combined with a $267,087 delay penalty for late completion of a project with New Taipei Police Station in Taiwan. This delay penalty was a reduction to revenue and in turn negatively impacted the gross margin percentage. This delay penalty is being contested with New Taipei Police Station and may be recouped during 2013, though currently there is no certainty of this outcome. Approximately 95% of MegaSys’ revenue, with lower gross margin, was derived from equipment sales and installation.

Operating Expenses. Operating expenses were $4,223,455 for the year ended December 31, 2012, compared to $5,049,966 for the year ended December 31, 2011, a decrease of $826,511 or 16%. The significant decrease in operating expenses was largely due to an impairment charge to goodwill during 2011 of $955,710. Without the goodwill charge in 2012 compared to 2011, operating expenses increased by $129,199, or 3%. The insignificant increase was attributable to professional fees associated with capital raises, general staffing expenses, and international travel expenses.

Loss from Operations. Loss from operations decreased to $3,844,952 for the year ended December 31, 2012, compared to $4,385,458 for the year ended December 31, 2011, a decrease of $540,506 or 12%. The majority of this decrease was due to the one-time goodwill impairment charge in 2011. The majority of the loss, $3,416,026, was from our U.S. operations and the remaining $425,901 was from our operations in Taiwan.

Other Expense-Net. Other expense-net was $79,477 for the year ended December 31, 2012, compared to $30,566 for the year ended December 31, 2011, an increase of $48,911 or 160%. The expense-net increase is primarily in interest expense which relates to $79,759, offset by interest income of $806 and loss on foreign currency exchange of $524.

Net Loss. Net loss was $3,841,927 for the year ended December 31, 2012, compared to $4,463,051 for the year ended December 31, 2011 The decrease of $ 621,124 or 14% in net loss was caused by a decrease of $955,710 in impairment goodwill charges, off-set by the insignificant increase in other operating expenses and the lower gross margin from MegaSys Taiwan equipment sales.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $42,920 in our domestic business and $71,542 in our foreign business, compared to $341,570 in our domestic business and $508,794 in our foreign business as of December 31, 2011. This decrease in our cash and cash equivalents is primarily a result of timing differences in collections of accounts receivable, which were collectively $1,051,920 higher as of December 31, 2012 compared to December 31, 2011. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the year ended December 31, 2012 was $3,327,703 and during the year ended December 31, 2011 was $2,108,913. Cash used in operating activities for the year ended December 31, 2012 consisted primarily of the net loss offset by approximately $248,072 in non-cash stock compensation and $123,940 in non-cash compensation. Our receivables increased significantly with our foreign entity recording their largest sales in the fourth quarter. Cash used in operating activities for the year ended December 31, 2011 consisted primarily of the net loss offset by approximately $515,419 in non-cash stock compensation and $518,000 in non-cash compensation.

Net cash used by investing activities for the year ended December 31, 2012 was $338,825. Net cash provided by investing activities during the year ended December 31, 2011 was $586,993. Our net cash used by investing activities consisted for the year ended December 31, 2012 of increased capital expenditures to expand our infrastructure for a new major customer.

Net cash provided by financing activities for the year ended December 31, 2012 was $2,918,602 and during the year ended December 31, 2011 was $2,039,922. Net cash provided in both periods consisted primarily of net proceeds from the sale of stock and proceeds from short-term borrowings, which were partially offset by principal payments on short term debt note obligations.

At December 31, 2012, we had approximately $11,453,000 in net operating loss carryforwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carryforwards, which federal operating loss carryforwards will expire beginning in 2025 through 2032. State net operating loss carryforwards will begin to expire in 2013.

We have experienced significant operating losses since our inception. Our capital expenditures and working capital requirements will increase and other adjustments to our operating plan will be needed to respond to changes in competition or unexpected events.

We believe that our cash on hand is not sufficient to meet our anticipated needs for working capital and capital expenditures. At December 31, 2012, we had cash and other current assets to meet working capital needs for only a limited period of time. We intend to seek to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms or on terms that do not adversely impact our existing shareholders or the price of our Common Stock. In the event that additional funds are not available on acceptable terms, we could be required to reduce the scope of, or cease, operations.

One customer in 2012 represented approximately 69% of total revenue and three customers in 2011 represented approximately 50% (26%, 14% and 10%) of total revenue. The accounts receivable from this customer was approximately 76% of total accounts receivable as of December 31, 2012. No other customers represented greater than 10% of total revenues in 2012 and 2011.

Our U.S. operation has 47% of gross accounts receivable aged over 120 days at the year ended December 31, 2012. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, we have established an allowance for doubtful accounts of $22,554 to be recorded with respect to our U.S. operations.

Our Taiwan operations, through MegaSys, have 21% of gross accounts receivables aged over 180 days at December 31, 2012. The payment terms vary based on the timing of the completion of the project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 5%, or $117,732, allowance for doubtful accounts as of the year ended December 31, 2012. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

The Company leases its office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $107,885 and $95,635 for the years ended December 31, 2012 and 2011, respectively. The Company also has two non-cancellable data center service agreements for approximately $7,298 and $2,575 per month, expiring September 2014. The company has a third non-cancellable data center service agreement for approximately $5,826, expiring March 2015. Data center services expense was $170,776 and $126,626 for the years ended December 31, 2012 and 2011, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

Future minimum lease payments under these leases are as follows:

2013	$309,211
2014	$268,194
2015	$135,169
2016	$108,356

The Company has no off-balance sheet arrangements.

Inflation

Management does not believe that the current levels of inflation in the United States have had a significant impact on the operations of the Company. Likewise, management does not believe that the current levels of inflation in Taiwan have had a significant impact on the operations of MegaSys.

Recent Accounting Standards

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

  In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the measure is to reduce the cost and complexity associated with performing an impairment test for indefinite-lived intangible assets and to make the impairment test similar to the recent changes for testing goodwill for impairment (ASU 2011-08). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

ITEM 7A . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on our evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework , our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

In August 2012, we hired a CFO who has experience in SEC reporting and disclosures. The Company now has two employees knowledgeable in SEC accounting and reporting. The Company has plans for hiring additional financial personnel and implementing additional controls and processes involving both our financial personnel in order to ensure all transactions are accounted for and disclosed in an accurate and timely manner. There have not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting for our business operations.

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

Identified Material Weakness

Oversight of Subsidiary Operations: As of December 31, 2012, the Company needs to hire additional staff at MegaSys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MegaSys operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2013.

Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

ITEM 9B. OTHER INFORMATION

During 2012, the Company raised $2,426,319 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $317,465. The mix of investors include 21 individuals, 3 trusts and 4 corporations.

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

There were no other items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2012 that have not been already disclosed on a Form 8-K filed with the SEC.

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

Directors, Executive Officers and Key Employees . The executive officers, directors and other key employees serving the Company as of the date of this report were as follows:

Name	Age	Position
David Ly	37	CEO, President, Chairman of the Board
Luz Berg	50	Secretary, COO, CMO
Brian Duling	55	CFO
Richard Gibson	60	Sr. Vice President of Global Sales & Support
Chen-Ho (Alex) Kuo	49	Director
Joseph Farnsworth	53	Director
Gregory Omi	51	Director
James D. Staudohar	75	DiDirector
Robert D. Gillen	58	DDirector
Alejandro Franco	60	DiDirector

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

Luz Berg – Luz Berg joined Iveda Solutions in 2004, prior to its incorporation as the VP of Marketing. She was promoted to Senior VP of Operations & Marketing in 2007, and was further promoted to Chief Operating Officer and Chief Marketing Officer in 2009. Ms. Berg also serves as the Corporate Secretary. Ms. Berg has over 20 years of business experience in a variety of industries, with proven track record in building a startup company from the ground up. She has been working alongside the CEO since inception, making sure that the Company remains focused on its goals and the founder’s vision realized. Ms. Berg manages the Company’s day-to-day operation, formulating policies and procedures. Ms. Berg has extensive experience in developing and implementing results-driven marketing communications plans for lead/sales generation, building brand, brand revitalization, and customer retention in a wide-range of industries. She has been instrumental in the Company’s messaging and image building. Ms. Berg served as the Director of Marketing at Cygnus Business Media from 2003 to 2004 and at Penton Media from 2001 to 2003. She has also worked in the high-tech industry at Metricom, serving as Marketing Programs/Channel Marketing Manager from 1999 to 2001, and Spectra-Physics Lasers, serving as Marketing Communications Specialist from 1991 to 1999. Ms. Berg received her B.A. in Management from St. Mary’s College in California.

Brian Duling - Brian Duling joined the company in 2012 as Chief Financial Officer and Corporate Treasurer. He has over 25 years’ experience as a chief financial officer in high tech companies, for both private and publicly-held companies. Prior to joining the Company, Mr. Duling served as Chief Financial Officer and Chief Operating Officer at PSS, Inc., from 2009 to 2012. PSS, Inc. is a private company that assists businesses improve their customer service and communications systems by transitioning customer contact centers into integrated multi-media centers. Also during this time, from 2009 to 2012, Mr. Duling worked as Chief Financial Officer at Global Profit Technologies, Inc. (GLPT:PK). This publicly-traded company provides proprietary foreign exchange trading software, which enables traders to trade foreign exchange currencies in an automated manner. Prior to this, from 2006 to 2009, Mr. Duling served as Executive Vice President of Administration and Chief Financial Officer of Cology, Inc., a private company that provides student loan origination technology and services to lenders. From 2002 to 2005, Mr. Duling served as Chief Financial Officer of Trimble Mobile Solutions, a wholly-owned subsidiary of Trimble Navigation (NASDAQ: TRMB), an integrator of wireless, GPS, and web-based software information technology. From 1998 to 2002, Mr. Duling served as Chief Financial Officer of Tiros Corporation, an international developer of high-tech equipment for semiconductor manufacturers. Prior to Tiros, from 1992 to 1998, Mr. Duling was the Chief Financial Officer and Chief Operations Officer at Wordlink, Inc., a provider of IT consulting, software development, and Internet services. From 1986 to 1992, Mr. Duling worked as Chief Financial Officer at Cellular One, a wholly owned subsidiary of SBC Communications (NYSE:T).

Currently, Mr. Duling serves on the Board of Directors of Global Profit Technologies, Inc. (from 2008 to present); and on the advisory board of directors of eResourcePlanner (from 2005 to present), a private company that provides workforce management applications and services. Mr. Duling has a Bachelor of Business degree from Western Illinois University, a Master of Business Administration degree from the Keller Graduate School of Management in Chicago, IL, and is a member of the Institute of Internal Auditors.

Richard Gibson - Richard Gibson joined Iveda in October 2011 as Senior Vice President of Global Sales & Support. Mr. Gibson comes to Iveda with 30 years’ experience in IT, networks, and security. He has held leadership positions in large companies such as IBM and Motorola, as well as in several smaller companies. From 2008 up to just before Mr. Gibson joined Iveda in October 2011, he was Senior Vice President of Sales and Service at SEER Technology, Inc. From 2005 to 2008, Mr. Gibson provided consulting services in sales, marketing, start-up funding, and business plan development to small technology companies. Mr. Gibson worked at CYBERAIR Technologies, Inc. from 2003 to 2005 as Senior Vice President of Sales and Marketing. From 1999 to 2003, he worked for Motorola Global Infrastructure Solutions as Director of Business Development. From 1997 to 1999, Mr. Gibson worked for NETSAFE and INTERCELL in sales and marketing executive roles. Mr. Gibson held sales and marketing management positions at Motorola Government Electronics from 1992 to 1997. He started his professional career at IBM as Senior Market Representative from 1988 to 1992 and Systems Engineer from 1979 to 1988. Mr. Gibson is managing the company’s sales organization, including direct, resellers, and distribution channels. He is also managing Iveda’s strategic sales initiatives in the U.S. and overseas. Mr. Gibson is in charge of establishing and enhancing new sales and customer service methodologies, systems, and organization. Mr. Gibson received his MBA degree at Thunderbird School of International Management in Glendale, Arizona, specializing in the Asia region. He earned his undergraduate Bachelor of Science in International Relations degree from the University of Minnesota in Minneapolis, Minnesota, graduating summa cum laude. He also completed IBM’s Internal Graduate School program at IBM Systems Research Institute.

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

We believe that Iveda’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2012, with the following exceptions: 1) on June 20, 2012, Mr. Joe Farnsworth filed an untimely Form 4 with respect to gifts made during 2011; and 2) on September 5, 2012, Mr. Brian Duling filed an untimely Form 4 with respect to options granted on October 31, 2012

Code of Ethics

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

Name and Principal Position	Year	Salary	Bonus		Option Awards		Total
David Ly Chairman, CEO, President	2012	$135,225	$60,000	(1)	$13,491	(2)	$208,716
	2011	$118,654	$41,981	(3)	$115,500	(2)	$276,135
Luz Berg COO, CMO, Secretary	2012	$130,225	$45,000	(1)	$6,746	(2)	$181,971
	2011	$116,923	$23,174	(4)	$192,500	(2)	$332,597
Brian Duling CFO, Treasurer(5)	2012	$38,827	$15,000	(1)	$52,560	(2)	$106,387

(1) Gross bonuses accrued in 2012 financial statements, to be paid in 2013

(2) See Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(3) Net bonus of $25,000 was grossed up for taxes.

(4) Net bonus of $15,000 was grossed up for taxes.

(5) Mr. Duling was hired as the Company’s CFO and Treasurer on August 31, 2012. Mr. Duling receives an annual salary of $115,000 and received options to purchase 200,000 shares of the Company’s common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly, Chairman, CEO & Pres.	300,000 (5) (options)	-	-	$1.00	6/20/21
	50,000 (7) (options)	-	-	$1.10	12/18/22
Luz Berg, COO, CMO, & Secretary	256,140 (1) (warrants)	-	-	$0.10	12/30/16
	240,331 (2) (warrants)	-	-	$0.10	9/10/17
	425,712 (3) (options)	-	-	$0.10	4/01/18
	500,000 (4) (options)	-	-	$1.00	6/20/21
	25,000 (7) (options)	-	-	$1.10	12/18/22
Brian Duling, CFO & Treasurer	200,000 (6)	-	-	$1.10	8/31/22

(1) The warrants became fully vested on December 30, 2006.

(2) The warrants became fully vested on September 10, 2007.

(3) The options became fully vested on April 10, 2008.

(4) The options became fully vested on June 20, 2011.

(5) 300,000 options were canceled as of December 31, 2011 for failing to exercise options as indicated on the 2010 Option Plan.

(6) The options become fully vested on August 31, 2015

(7) The options became fully vested on December 18, 2012

Director Compensation

Directors have received stock compensation for their service on the Board, and are reimbursed for attendance of meetings for all non-employee directors. For the year ended December 31, 2012, all directors listed below received stock awards in the forms of options. Joseph Farnsworth, James Staudohar, Gregory Omi, Robert Gillen, Alex Kuo and Alejandro Franco received 50,000 options each.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Options Awards ($) (7)		Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings ($)	All Other Compen-sation ($)	Total ($)
Joseph Farnsworth	-	-	$13,491	(1)	-	-	-	$13,491
James Staudohar	-	-	$13,491	(2)	-	-	-	$13,491
Gregory Omi	-	-	$13,491	(3)	-	-	-	$13,491
Alex Kuo	-	-	$13,491	(4)	-	-	-	$13,491
Robert Gillen	-	-	$13,491	(5)	-	-	-	$13,491
Alejandro Franco	-	-	$13,491	(6)	-	-	-	$13,491

(1) As of December 31, 2012, Mr. Farnsworth had 230,000 options outstanding.

(2) As of December 31, 2012, Mr. Staudohar had 155,000 options outstanding.

(3) As of December 31, 2012, Mr. Omi had 230,000 options outstanding.

(4) As of December 31, 2012, Mr. Kuo had 200,000 options outstanding.

(5) As of December 31, 2012, Mr. Gillen had 100,000 options outstanding.

(6) As of December 31, 2012, Mr. Franco had 100,000 options outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Iveda’s common stock as of March 23, 2012, for (i) each person known by Iveda to be a beneficial owner of five percent or more of the outstanding common stock of Iveda; (ii) each executive officer and director; and (iii) all directors and executive officers of Iveda as a group. As of March 15, 2013 Iveda had 22,594,503 shares of common stock outstanding, options to purchase 5,038,512 shares of common stock outstanding, and warrants to purchase 2,797,219 shares of common stock outstanding.

Name of Beneficial Owner	Position	Amount of Shares of Common Stock	Options or Warrants to Purchase Common Stock	Total Beneficial Ownership (1)	Percent of Class (1)

David Ly (2)	CEO, Director, President	3,185,181	350,000	3,535,181	12.5%
Luz Berg (2)	COO, CMO & Secretary	-	1,447,183	1,447,183	5.1%
Brian Duling (2)	CFO & Treasurer	-	200,000	200,000	0.7%

Joseph Farnsworth (2)	Director	79,958	277,500	357,458	1.3%
Gregory Omi (2)	Director	903,859	250,000	1,153,859	4.1%

James D.Staudohar (2)	Director	0	155,000	155,000	0.6%
Robert Gillen (2)	Director	1,301,140	175,000	1,476,140	5.2%
Chen-Ho (Alex) Kuo (2)	Director	300,000	200,000	500,000	1.8%
Alejandro Franco (2)	Director	-	100,000	100,000	.4%
All directors and officers as a group		5,770,138	3,154,683	8,924,821	26.7%

William A. Walsh (3)		2,100,000	0	2,100,000	7.4%

(1) Reflects ownership of securities of Iveda on a fully-diluted basis.

(2) The address for each of these individuals is c/o Iveda Solutions, 1201 S. Alma School Road, Suite 8500, Mesa, AZ 85210.

(3) The address for Mr. Walsh is 117 North 2 nd Avenue, Sterling, Colorado 80751.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned limited liability company, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings have always been less than 5% of the Company’s outstanding stock, but the revenue for the year ended December 31, 2012 and the year ending 2011 was $71,350 and $68,119, respectively, and there was a trade accounts receivable balance of $0 and $5,859 at December 31, 2012 and December 31, 2011, respectively.

On June 7, 2012, the Company entered into a debenture agreement with one of its Board Members for $200,000. Interest is payable at 10% per annum, payable on the maturity date of July 6, 2012. The Company issued warrants to purchase 20,000 shares of the company stock, at an exercise price of $1.10. Accordingly, the Company recognized a discount of $15,179 on the principal value of the $200,000 and this discount is fully amortized by June 30, 2012.

On June 20, 2012, the Company entered into a separate debenture agreement with a different Board Member for $200,000. Interest is payable at 12% per annum, payable on the maturity date of June 20, 2013. The Company issued warrants to purchase 20,000 shares of the company stock, at an exercise price of $1.00. Accordingly, the Company recognized a discount of $16,789 on the principal value of the $200,000 and is amortizing the discount over the 12 month term of the debenture.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 17, 2011, Iveda Solutions, Inc. (“ Iveda ”), with the approval of the Audit Committee of the Board of Directors, appointed Albert Wong & Co. (“ AW ”) as Iveda’s principal accounting firm. Since 2008, AW has served as the principal accounting firm for Sole Vision Technologies (“ MegaSys ”), a Taiwanese corporation acquired by Iveda in April 2011. Due to the larger business comprised by the MegaSys subsidiary, Iveda decided to replace its former principal accounting firm, Farber Hass Hurley LLP (“ FHH ”), with AW in order to increase efficiencies and reduce costs in its auditing procedures. FHH continues to assist AW on the audit of Iveda’s U.S. based operations.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant Albert Wong & Co. and its former principal accountant Farber Hass Hurley LLP:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Audit fees	$66,000	$56,000
Audit-related fees	$15,448	$11,550
Tax fees	$0	$0
All other fees	$0	$0

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

Iveda’s principal accountant, Albert Wong & Company, and former accountant Farber Hass Hurley LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees .

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed)

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference to the Form 8-K filed on 12/15/2008)
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.5	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)

4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011)

10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012).
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1**	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

IVEDA SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

F-1

ALBERT WONG & CO.

CERTIFIED PUBILC ACCOUNTANTS

Room 701, 7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., CPA(Practising)

To:	The board of directors and stockholders of
Iveda Solutions, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Iveda Solutions, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2011 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iveda Solutions, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong	Albert Wong & Co.
March 29, 2013	Certified Public Accountants

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$114,462	$850,364
Restricted Cash	447,206	53,806
Accounts Receivable, Net	1,958,799	942,879
Inventory	123,021	80,033
Other Current Assets	645,728	535,631
Total Current Assets	3,289,216	2,462,713

PROPERTY AND EQUIPMENT, Net	516,981	375,520

OTHER ASSETS
Intangible Assets, Net	166,666	186,667
Goodwill	841,000	841,000
Other Assets	105,621	15,474
Total Other Assets	1,113,287	1,043,141

Total Assets	$4,919,484	$3,881,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,456,788	$1,095,269
Due to Related Parties, net of debt discount	336,605	76,424
Short Term Debt	802,122	248,319
Current Portion of Long-Term Debt	75,707	11,882
Total Current Liabilities	3,671,222	1,431,894

LONG TERM DEBT	67,695	10,464

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares	-	-
Common Stock, $0.00001 par value; 200,000,000 shares Authorized; 20,458,048 and 18,031,729 shares issued And outstanding as of December 31, 2012 and 2011, respectively	204	180
Additional Paid-In Capital	16,204,068	13,642,892
Accumulated Comprehensive Income (Loss)	(23,629)	(45,907)
Accumulated Deficit	(15,000,076)	(11,158,149)
Total Stockholders’ Equity	1,180,567	2,439,016

Total Liabilities and Stockholders’ Equity	$4,919,484	$3,881,374

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

REVENUE
Equipment Sales	$2,815,150	$2,081,923
Service Revenue	731,908	726,630
Other Revenue	61,940	10,176

Total Revenue	3,608,998	2,818,729

COST OF REVENUE	3,230,495	2,154,221

GROSS PROFIT	378,503	664,508

OPERATING EXPENSES:
General & Administrative	4,223,455	4,094,256
Impairment of Goodwill	-	955,710

LOSS FROM OPERATIONS	(3,844,952)	(4,385,458)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	(524)	-
Interest Income	806	996
Interest Expense	(79,759)	(31,562)

Total Other Income (Expense)	(79,477)	(30,566)

LOSS BEFORE INCOME TAXES	(3,924,429)	(4,416,024)

BENEFIT (PROVISION) FOR INCOME TAXES	82,502	(47,027)

NET LOSS	$(3,841,927)	$(4,463,051)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.28)

WEIGHTED AVERAGE SHARES	19,077,341	15,845,268

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated other Comprehensive Income (loss)	Total Stockholder’s Equity (Deficit)

BALANCE AT DECEMBER 31, 2010	13,664,257	137	7,212,914	(6,695,098)	-	517,953

Common Stock Issued for Cash	2,117,472	21	2,179,998			2,180,019
Costs of Capital			(103,500)			(103,500)
Stock Based Compensation			515,419			515,419
Stock Value of MEGAsys	1,700,000	17	1,665,983			1,666,000
Contingent Consideration			1,635,980			1,635,980
Debt Discount			18,103			18,103
Common Stock Issued for Services	550,000	5	517,995			518,000
Net Loss				(4,463,051)		(4,463,051)
Comprehensive Loss					(45,907)	(45,907)
Total Comprehensive Loss						(4,508,958)
BALANCE AT DECEMBER 31, 2011	18,031,729	$180	$13,642,892	$(11,158,149)	$(45,907)	$2,439,016

Common Stock Issued for Cash	2,426,319	24	2,426,295			2,426,319
Costs of Capital			(317,465)			(317,465)
Stock Based Compensation			248,072			248,072
Debt Discount			40,200			40,200
Common Stock Issued for Services	-	-	164,074			164,074
Net Loss				(3,841,927)		(3,841,927)
Comprehensive Loss					22,278	22,278
Total Comprehensive Loss						(3,819,649)

BALANCE AT DECEMBER 31, 2012	20,458,048	$204	$16,204,068	$(15,000,076)	$(23,629)	$1,180,567

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,841,927)	$(4,463,051)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation and Amortization	218,229	255,692
Stock Compensation	248,072	515,419
Common stock issued for services	123,940	518,000
Impairment of Goodwill	-	955,710
Provision for obsolete inventory	28,480	20,584
(Increase) Decrease in Operating Assets:
Accounts Receivable	(970,337)	(29,998)
Inventory	(68,375)	20,527
Other Current Assets	(516,905)	(237,772)
Accounts and Other Payables	1,451,120	335,976
Net cash used in operating activities	(3,327,703)	(2,108,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	-	740,561
Purchase of Property and Equipment	(338,825)	(153,568)
Net cash provided by (used in) investing activities	(338,825)	586,993

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(385,112)	(41,720)
Proceeds from (Payments on) Short-term Notes Payable/Debt	604,856	(45,200)
Proceeds from (Payments to) Related Parties	456,989	90,000
Proceeds from (Payments on) Long-term Debt	52,680	(39,658)
Common Stock Issued, net of Costs of Capital	2,189,189	2,076,500
Net cash provided by financing activities	2,918,602	2,039,922

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,024	(22,981)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(735,902)	495,021

Cash and Cash Equivalents - Beginning of Year	850,364	355,343

CASH AND CASH EQUIVALENTS - END OF YEAR	$114,462	$850,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Debt Converted to Stock	$0	$0
Interest Paid	$79,758	$31,562
Property and Equipment Purchased via Capital Lease	$-	$9,374

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Consolidation

The consolidated financial statements include the accounts of the Company and MegaSys through December 31, 2012. All intercompany balances and transactions have been eliminated in consolidation. See Note 11.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $15 million from January 2005 through December 31, 2012 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•   The Company successfully raised $2,153,000 through March 15, 2013 in common stock at a purchase price of $1.00 per share in a private placement memorandum offering and will continue efforts of this nature during 2013 as deemed necessary.

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

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Impairment of Long-Lived Assets

The Company has a significant amount of property and equipment primarily consisting of leased equipment. The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant and Equipment." The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company did not make any impairment for the years ended December 31, 2012 and 2011.

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

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. One customer in 2012 represented approximately 69% of total revenues and three customers in 2011 represented approximately 50% (26%, 14% and 10%) of total revenues. The net accounts receivable from this customer was approximately 76% of total accounts receivable as of December 31, 2012. No other customers represented greater than 10% of total revenues in 2012 and 2011.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

Restricted cash represents time deposits on account to secure short-term bank loans in our foreign operation.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Accounts Receivable

The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. For our US operation, receivables past due more than 120 days are considered delinquent. For our Taiwan operation, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2012, an allowance for uncollectible accounts of $22,554 was deemed necessary for our US Operation. No allowance was deemed necessary as of December 31, 2011 for our US Operation. As of December 31, 2012 and 2011, respectively, an allowance of $116,315 and $100,703 was established against the receivables in our foreign corporation. The Company does not generally charge interest on past due receivables.

Trade receivables, net are comprised of the following:

	2012	2011

Trade receivables, gross	$2,097,668	$1,043,582
Allowance for doubtful accounts	(138,869)	(100,703)

Trade receivables, net	$1,958,799	$942,879

Other Current Assets

Other current assets are comprised of the following:

	2012	2011

Notes receivables	$6,255	$102,092
Deposits-current	415,108	388,652
Prepaid expenses and other current assets	224,365	44,887
Other current assets	$645,728	$535,631

Notes Receivable

Notes receivable represents post-dated checks collected from customers in Taiwan. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. For our Taiwan operation, notes receivables over 90 days are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2012 and 2011, no allowance for doubtful accounts was deemed necessary for our Taiwan operation. The company does not generally charge interest on notes receivable.

Deposits – Current

The Company’s current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into 2013. It also includes some other receivables as the result of travel advances due from employees.

Inventories

Inventories consists of equipment purchased for installation projects and is recorded at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2012 and 2011 was $197,557 and $107,833, respectively.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives of six months to ten years. Other intangible assets are fully amortized at December 31, 2012. Future amortization of Trademarks is as follows:

Trademarks

2013	$20,000
2014	$20,000
2015	$20,000
2016	$20,000
2017	$20,000
Thereafter	$66,667

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired.

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At December 31, 2012, the Company determined that goodwill was not impaired.

Other Assets

Other assets are comprised of the following:

	2012	2011

Deposits- long-term	$10,836	$10,836
Deferred tax assets	94,785	4,638
Other assets	$105,621	$15,474

Deposits- long-term

Long-term deposits consists of our security deposit held by Landlord under the First Amendment to Lease effective July 1, 2011 for our domestic office space.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents the Company's best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2012, the Company reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2012 for our U.S. operation. However, a benefit of $82,502 is recorded on the balance sheet for our Taiwan business. See Note 9 for more information.

The Company is subject to U.S. federal income tax as well as state income tax.

The Company’s income tax returns are subject to review and examination by federal, state, and local authorities. The tax returns for the years 2006 to 2011 are open to examination by federal, local, and state authorities.

Accounts and Other Payables

Accounts and other payables are comprised of the following:

	2012	2011

Accounts Payable	$673,173	$499,640
Accrued Expenses	1,674,258	393,612

Income Tax Payable	53,784	103,204
Deferred Revenue	55,573	98,813

Accounts and Other Payables	$2,456,788	$1,095,269

Deferred Revenue

Deposits received from customers on future installation projects are recorded as deferred revenue.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment , which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2012 and 2011 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2011 and 2010, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation , therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $248,072 and $515,419 of stock-based compensation expense for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$491,040	$814,845
Asia	$2,841,157	$365,722
Mexico	$276,801	$-

Furthermore, due to operations in various geographic locations, the Company is susceptible to changes in national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities that may have a material adverse effect on the Company’s future operations and results.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The company operates as two reportable business segments as defined in ASC 280. “Segment Reporting.” Each company has a chief operating decision maker and management personnel which review their company’s performance as it relates to revenue, operating profit and operating expenses.

	Twelve Months
	Ending Dec. 31, 2012	Twelve Months Ending Dec. 31,	Condensed
	Iveda Solutions, Inc.	2012 MegaSys	Consolidated Total

Revenue	$765,109	$2,843,889	$3,608,998
Cost of Revenue	601,840	2,628,655	3,230,495
Gross Profit	163,269	215,234	378,503
Depreciation and Amort.	209,521	8,708	218,229
General & Administrative	3,302,871	702,356	4,005,227
(Loss) from Operations	(3,349,123)	(495,830)	(3,844,953)
Interest Income	-	806	806
(Loss) from Foreign Currency	(524)	-	(524)
Interest Expense	(67,051)	(12,707)	(79,758)
(Loss) Before Income Taxes	(3,416,698)	(507,731)	(3,924,429)
Benefit For Income Taxes	-	82,502	82,502
Net Loss	$(3,416,698)	$(425,229)	$(3,841,927)

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	December 31,
	2012	2011

Revenues

United States	$767,841	$1,054,354
Republic of China (Taiwan)	2,843,889	1,823,087
Elimination of intersegment revenues	(2,732)	(58,712)

	$3,608,998	$2,818,729

	December 31,
	2012	2011

Operating earnings (loss)

United States	$(3,348,419)	$(4,067,453)
Republic of China (Taiwan)	(495,830)	(327,660)
Elimination of intersegment profit	(703)	9,655

	$(3,844,952)	$(4,385,458)

	December 31,
	2012	2011
Property and equipment
United States	$488,648	$365,964
Republic of China (Taiwan)	28,333	9,556

	$516,981	$375,520

	December 31,
	2012	2011
Additions to long-lived assets
United States	$338,432	$150,029
Republic of China (Taiwan)	5,395	3,539

	$343,827	$153,568

	December 31,
	2012	2011
Inventory
United States	$26,794	$7,236
Republic of China (Taiwan)	96,227	72,797

	$123,021	$80,033

	December 31,
	2012	2011
Total Assets
United States	$1,727,017	$2,021,637
Republic of China (Taiwan)	3,192,467	1,859,737

	$4,919,484	$3,881,374

Reclassification

Certain amounts in 2011 have been reclassified to conform to the 2012 presentation.

New Accounting Standards

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the measure is to reduce the cost and complexity associated with performing an impairment test for indefinite-lived intangible assets and to make the impairment test similar to the recent changes for testing goodwill for impairment (ASU 2011-08). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

 NOTE 2        RELATED PARTIES

The Company has provided surveillance services since 2005 to entities owned by Ross Farnsworth, either through a family partnership or through his majority owned LLC, and subsequently Mr. Farnsworth became a shareholder of the Company in 2006.  Mr. Farnsworth’s holdings are less than 5% of the Company but the revenue for years ending 2012 and 2011 $71,350 and $68,119, respectively, and there was a trade accounts receivable balance of $0 and $5,859 at December 31, 2012 and 2011.

On June 20, 2012, the Company entered into a convertible debenture agreement with a Board Member for $200,000. Interest is payable at 12% per annum, payable on the maturity date of June 20, 2013. The Company issued warrants to purchase 20,000 shares of the Company Stock, at an exercise price of $ 1.00. Accordingly, the Company recognized a discount of $16,789 on the principal value of the $200,000 and is amortizing the discount over the 12 month term of the debenture. The debenture is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.00 per share.	$200,000

On September 26, 2011, the Company entered into a $45,000 promissory note agreement with one of its shareholders. Interest on the note will be payable in 45,000 warrants at a $1.10 exercise price, exercisable within three years of issuance. On October 24, 2011, the Board of Directors approved the issuance of the warrants. Accordingly, the Company recognized a discount of $16,909 on the principal value of the $45,000 note payable and is amortizing the discount over the 12 month life of the note. On September 25, 2012 a Promissory Note Extension Agreement was signed to extend the maturity date of one of the $45,000 notes to March 25, 2013.	45,000

On November 19, 2012, the Company entered into a separate convertible debenture agreement with a different Board Member for $100,000. Interest is payable at 10% per annum, payable on the maturity date of May 19, 2013. The Company issued warrants to purchase 10,000 shares of the Company Stock, at an exercise price of $ 1.10. The debenture is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.10 per share.	100,000
Less: Debt Discount	(8,395)
Total Due to Related Parties, net of debt discount	$336,605

NOTE 3         SHORT-TERM DEBT

Two short-term bank loans were initiated on September 28, 2012 and November 26, 2012, due and payable on April 30, 2013 and November 26, 2013 respectively. The short-term debt balances were as follows:

	2012	2011

Loan from Sovereign Bank at an interest rate at 5.8% per annum, due on November 26, 2013 (2011: 3.26% per annum, due on May 21, 2012)	$132,097	$99,600
Loan from Bank of Shanghai at various interest rates ranging from 1% per annum to 3.24%. Due on April 30, 2013 (2011: 1% per annum, due on February 29, 2012)	488,025	112,880
Notes Payable, non-interest-bearing, maturing Jan. 2012 to August 2012	-	35,839
Note Payable, 10% interest per annum, maturing on December 7, 2013	77,000	-
Note Payable, 10% interest per annum, maturing on December 20, 2013	10,000	-
Note Payable, maturing on January 29, 2013	50,000	-
Note Payable, 12% interest per annum, maturing on March 25, 2013	45,000	-

Balance at end of year	$802,122	$248,319

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

NOTE 4         OBLIGATIONS UNDER CAPITAL LEASES AND LONG-TERM DEBT

The Company is the lessee of certain computer equipment under capital leases extending through 2014. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated useful lives. The computer equipment has been recorded in the accompanying financial statements in office equipment of $257,166 and $257,166 and accumulated depreciation of $207,590 and $158,163 at December 31, 2012 and 2011, respectively. The leases have imputed interest rates between 8% and 22% and monthly payments between $53 and $361.

Future minimum lease payments under the capital leases as of December 31, 2012 for each of the remaining years are as follows:

Year Ending December 31,
2013	$9,630
2014	2,468
Total Minimum Lease Payments	12,098
Less: Interest	1,090
Total Principal	11,008
Less: Current Portion	8,370
Long-Term Capital Lease	$2,638

Our Taiwan subsidiary has $65,057 in Long-Term debt relating to a bank loan. Total Long-Term Debt for the Company is $67,695.

As of December 31, 2012, the long-term bank balance was as follows:

	2012	2011

Loan from Taipei Fubon Bank with an interest rate at 5.5% per annum, due on November 26, 2014	$140,764	$-
Current Portion of Long-Term Debt	(75,707)	-

Balance at end of year	$65,057	$-

The future principal payments under the bank loans are as follows:

For the year ended December 31,
2013	$75,707
2014	65,057
Total	$140,764

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 5         OPERATING LEASES

The Company leases its office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $107,885 and $95,635 for the years ended December 31, 2012 and 2011, respectively. The Company also has two non-cancellable data center service agreements for approximately $7,298 and $2,575 per month, expiring September 2014. The company has a third non-cancellable data center service agreement for approximately $5,826, expiring March 2015. Data center services expense was $170,776 and $126,626 for the years ended December 31, 2012 and 2011, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

Future minimum lease payments under these leases are as follows:

2013	$309,211
2014	268,194
2015	135,169
2016	108,356
Total	$820,930

NOTE6          PREFERRED STOCK

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

NOTE 7         EQUITY

Common Stock

During 2011, the Company raised $2,180,019 in a private placement of shares at prices ranging from $.80 at $1.00 per share. Costs associated with this raise totaled $103,500. In the second quarter of 2011, there were 675,000 shares issued at a price of $.80 per share in two private placement transactions with two corporations. In the same quarter, there were 22,472 shares issued at a price of $.89 per share to a trust. All remaining shares were issued at $1.00 per share in approximately 36 private placement transactions with a mix of investors including 14 individuals, 16 trusts and 6 corporations.

During 2012, the Company raised $2,426,319 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $317,465. The mix of investors include 21 individuals, 3 trusts and 4 corporations.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price that may not be less than the fair value of the common stock on the date of the grant as determined by the Company's Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of up to four years. Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The Company has unrecognized stock-based compensation with a weighted-average term of approximately 3 years of $416,021 at December 31, 2012.

Stock option transactions during 2012 and 2011 were as follows:

	2012		2011
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	3,663,179	$0.81	1,959,979	$0.73
Granted	1,529,333	1.16	2,053,200	0.99
Exercised	-	-	-	-
Forfeited or Canceled	(154,000)	1.01	(350,000)	1.06
Outstanding at End of Year	5,038,512	0.91	3,663,179	0.81

Options Exercisable at Year-End	3,748,003	1.22	3,024,029	0.85

Weighted-Average Fair Value of Options Granted During the Year	$0.28		$0.35

Information with respect to stock options outstanding and exercisable at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2012	Life	Price	2012	Price
$0.10 - $1.40	5,038,512	7.9 Years	$0.91	3,748,003	$1.22

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2012	2011
Expected Life	5 Years	5 Years
Dividend Yield	0%	0%
Expected Volatility	26%	38%
Risk-Free Interest Rate	.80%	1.53%

Expected volatility for 2012 and 2011 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on the average of three public companies offering services similar to the Company.

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

As of December 31, 2012, warrants to purchase 2,797,219 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Warrants may be exercised between a range of two to ten years following the date of the grant, with vesting schedules determined by the Company upon issue. Vesting periods range from 100% fully vested upon grant to four years. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Stock warrant transactions for 2012 and 2011 were as follows:	2012		2011
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of year	1,612,778	$0.77	1,064,778	$0.59
Granted	1,434,441	1.07	548,000	1.10
Exercised	-	0.00	-	0.00
Forfeited or Canceled	(250,000)	1.00	-	0.00
Outstanding at end of Year	2,797,219	0.90	1,612,778	0.77
Warrants Redeemable at End of Year	2,797,219	0.90	1,600,278	0.77
Weighted-Average Fair Value of Warrants Issued During the Year	$0.31		$0.34

Information with respect to warrants outstanding and exercisable at December 31, 2012 is as follows:

	Warrants Outstanding			Warrants Redeemable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Redeemable	Weighted -
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Redemption	December 31,	Redemption
Prices	2012	Life	Price	2012	Price
$0.10 - $1.10	2,797,219	3.6 Years	$0.90	2,797,219	$0.90

The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants issued.

	2012	2011
Expected Life	3.8	3.8
Dividend Yield	0%	0%
Expected Volatility	24%	32%
Risk-Free Interest Rate	1.65%	2.17%

Expected volatility was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of warrants is based on the actual expiration date of the grant.

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 9         INCOME TAXES

U.S. FEDERAL CORPORATE INCOME TAX

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2012	2011

Tax Operating Loss Carryforward - USA	$4,665,000	$3,539,000
Accelerated Depreciation – USA	(57,900)	(59,500)
Valuation Allowance - USA	(4,607,100)	(3,479,500)
	$-	$-

The valuation allowance increased approximately $1,127,600, primarily as a result of the increased net operating losses of the operation in the USA.

As of December 31, 2012, the Company has federal net operating loss carryforwards for income tax purposes of approximately $11,453,000 which will begin to expire in 2025. The Company also has Arizona, California and Minnesota net operating loss carryforwards for income tax purposes of approximately $9,379,000, $1,870,000 and $105,000 which will begin to expire in 2013. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration:

2012	$2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025
	$11,453,000

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

The tax provision differs from the expense that would result from applying Federal statutory rates to income before income taxes due to the effect of state income taxes and because certain expenses are deducted for financial reporting that are not deductible for tax purposes.

	2012	2011
Tax Benefit of 34%	$(1,148,400)	$(1,391,513)
Increase (Decrease) in Income Taxes Resulting from:
State Income Tax Benefit, Net of Federal Tax	(134,458)	(112,253)
Nondeductible Expenses	175,851	217,297
Valuation Allowance	1,107,007	1,286,469
Total	$-	$-

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

YEARS ENDED DECEMBER 31, 2012 AND 2011

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and VAT tax reporting system and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

December 31, 2012
US Dollar
Tax Operating Income – Taiwan	$7,957
Temporary Difference:
VAT reporting system – Sales cut-off	(201,571)
VAT reporting system – Cost & expenses cut-off	(221,542)
Provision of Bad Debt	(11,598)
Accelerated Depreciation – Taiwan	1,198
Permanent Difference:
Inventory written-off	5,343
Non-deductible expenses	(103,690)
Miscellaneous income	16,172
Adjusted Net Loss Before Tax – Taiwan	$(507,731)

Income tax expense (benefits) for the years ended December 31, 2012 and 2011 is summarized as followings:

	2012	2011
Current:
Provision for Federal Income Tax (34%)	$—	$—
Provision for TCIT (17%)	6,007	16,850
Provision for Undistributed Earnings Tax (10%)	—	89,176
Increase (Decrease) in Income Taxes Resulting from:
Pre-acquisition TCIT	—	(4,811)
Temporary Difference	(88,509)	(54,188)
Income Tax Expenses (Benefit)	$(82,502)	$47,207

RECONCILIATION OF DEFERRED TAX ASSET/(LIABILITIES)

Deferred Tax Assets	2012
Balance at Beginning of Year	$4,638
Temporary Difference	88,509
Foreign currency difference	1,638
Balance at End of Year	$94,785

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 10       EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings Per Share“ (“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the years ended December 31, 2012 and 2011 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options to purchase common shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2012 and 2011. Total common stock equivalents that could be convertible into common stock were 7,835,731 and 5,275,957 for 2012 and 2011 , respectively.

	2012	2011
Basic EPS
Net Loss	$(3,841,927)	$(4,463,051)
Weighted Average Shares	19,077,341	15,845,268
Basic Loss Per Share	$(0.20)	$(0.28)

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 11      BUSINESS COMBINATION

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

The following is the unaudited pro forma condensed consolidated financial statement of the combined entity as though the business combination had been as of the beginning of the comparable annual reporting period for the twelve-month period ended December 31, 2012 and the twelve-month period ended December 31, 2011 for comparability purposes.

	Twelve Months Ended December 31,
	2012	2011
Total revenues	$3,608,998	$3,349,003
Total net expenses	7,533,427	6,641,482

Income (loss) before income taxes	(3,924,429)	(3,292,479)
Income tax benefit (provision)	82,502	(51,838)

Net income (loss)	$(3,841,927)	$(3,344,317)

Net income (loss) per share — basic and diluted	$(0.20)	$(0.18)

IVEDA SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 12       CONTINGENT LIABILITIES

As part of the terms of contracts with New Taipei City for projects performed during 2012, MegaSys is required to provide after-project services in accordance with the contract terms.  If MegaSys were to fail provide these after-project services in the future, other parties of the related contract would have recourse.   The financial exposure to MegaSys in the event of failure to provide after-project services in the future total $1,802,542.

NOTE 13       SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2013 through March 15, 2013 the Company has sold 2,153,000 shares of Company Common Stock at a purchase price of $1.00 per share in 49 private placement transactions with 27 individuals, 6 trusts and 4 corporations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

IVEDA SOLUTIONS, INC.

By:	/s/ David Ly
David Ly
Chief Executive Officer, President
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2013.

/s/ David Ly	Chief Executive Officer and Director
David Ly	(Principal Executive Officer)

/s/ Brian Duling	Chief Financial Officer and Treasurer
Lynne Phillis	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director
Joseph Farnsworth

/s/ Gregory Omi	Director
Gregory Omi

/s/ James D. Staudohar	Director
James D. Staudohar

/s/ Chen-Ho (Alex) Kuo	Director
Chen-Ho (Alex) Kuo

/s/ Robert Gillen	Director
Robert Gillen

/s/ Alejandro Franco	Director
Alejandro Franco