Form 10-Q
period 2013-03-31
Iveda Solutions, Inc.
filed 2013-05-16
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐        Accelerated filer ☐         Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

Class	Outstanding as of April 30 , 2013
Common stock, $0.00001 par value	24,354,548

1

PART I – FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,707,308	$114,462
Restricted Cash	1,097,489	447,206
Accounts Receivable, net	685,665	1,958,799
Inventory	161,311	123,021
Other Current Assets	416,793	645,728
Total Current Assets	4,068,566	3,289,216

PROPERTY AND EQUIPMENT, Net	480,973	516,981

OTHER ASSETS

Intangible Assets, Net	161,666	166,666
Goodwill	841,000	841,000
Other Assets	105,429	105,621
Total Other Assets	1,108,095	1,113,287

Total Assets	$5,657,634	$4,919,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,966,791	$2,456,788
Due to Related Parties, net of debt discount	340,803	336,605
Short Term Debt	453,807	802,122
Current Portion of Long-Term Debt	74,612	75,707
Total Current Liabilities	2,836,013	3,671,222

LONG TERM DEBT	49,237	67,695

STOCKHOLDERS’ EQUITY
Preferred Stock	-	-
Common Stock	235	204
Additional Paid-In Capital	19,054,087	16,204,068
Accumulated Comprehensive Income (Loss)	(25,134)	(23,629)
Accumulated Deficit	(16,256,804)	(15,000,076)
Total Stockholders’ Equity	2,772,384	1,180,567

Total Liabilities and Stockholders’ Equity	$5,657,634	$4,919,484

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)

REVENUE
Equipment Sales	$435,833	$500,865
Service Revenue	169,009	194,369
Other Revenue	10,380	15,591

TOTAL REVENUE	615,222	710,825

COST OF REVENUE	564,948	535,108

GROSS PROFIT	50,274	175,717

OPERATING EXPENSES	1,271,083	960,428

LOSS FROM OPERATIONS	(1,220,809)	(784,711)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	(189)	-
Loss from conversion of debt	(16,500)
Interest Income	-	60
Interest Expense	(18,730)	(10,490)
Total Other Income (Expense)	(35,419)	(10,430)

LOSS BEFORE INCOME TAXES	(1,256,228)	(795,141)

BENEFIT FOR INCOME TAXES	-	-

NET LOSS	$(1,256,228)	$(795,141)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.04)

See accompanying Notes to Condensed Consolidated Financial Statements

4

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(unaudited)	(unaudited)

Net Loss	$(1,256,228)	$(795,141)
Other comprehensive income (loss): Foreign currency translation adjustment	(1,505)	16,294
Comprehensive Loss	$(1,257,733)	$(778,847)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31, 2013 (Unaudited)	Three Months Ended March 31, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,256,228)	$(795,141)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation and Amortization	57,084	43,347
Loss from conversion of debt	16,500	-
Stock Compensation	40,000	28,584
Non - cash compensation	13,378	-
(Increase) Decrease in Operating Assets:
Accounts Receivable	1,258,084	(106,480)
Inventory	(38,197)	(29,148)
Other Current Assets	165,016	107,288
Accounts and Other Payables	(423,574)	446,443
Net cash used in operating activities	(167,937)	(305,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	-	-
Purchase of Property and Equipment	(16,656)	(203,366)
Net cash provided by (used) in investing activities	(16,656)	(203,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(645,511)	(41,844)
Proceeds from (Payments to) on Short-Term Notes Payable/Debt	(313,500)	166,413
Proceeds from (Payments to) Related Parties	4,600	47,000
Proceeds from Exercise of stock options	42,000	-
Payments on Long Term Debt	(20,058)	(3,403)
Common Stock Issued, net of Cost of Capital	2,708,172	60,000
Net cash provided by financing activities	1,775,703	228,166

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,736	11,027

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,592,846	(269,280)

Cash and Cash Equivalents - Beginning of Period	114,462	850,364

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,707,308	$581,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$18,730	$10,490

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the three-month period ended March 31, 2013, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2013 or for future periods.

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

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

Effective April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. All intercompany balances and transactions have been eliminated in consolidation. See Note 8.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, the Company has generated an accumulated deficit from operations of approximately $16.3 million at March 31, 2013 and has used approximately $168,000 in cash from operations through the current three months ended March 31, 2013. As a result, a risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company is seeking additional equity and/or debt financing.

•	The Company shifted from direct to indirect sales channels. The Company has established and implemented a commission-based national manufacturer’s independent representative network. The network is designed to increase sales and marketing activities with minimal cost to the Company. The Company has engaged with ten representative firms covering 41 U.S. states, the Caribbean, and Canada. The names of the partner firms that have signed a partner agreement are as follows: Coaxial Systems Associates, Inc., GP Marketing, HMR Associates, IDMC Associates, Intech Sales, Langbaum & Associates, Milsk Company, R.W. Kunz & Associates, SecuraGlobe, and Warren & Associates. The representatives will bring to the Company their network of security integrators and will recruit new integrators that will serve as salespeople and installers of surveillance cameras.

•	The Company hired channel sales managers to provide field sales support and manage a group of reps and integratros. The Company is also enhancing its channel program, including co-op program and face-to-face in-depth training of reps and integrators.

•	The Company has been participating in security technology tradeshows and regional vertical tradeshows for lead generation activities and public relations campaign.

•	The Company will launch local direct marketing to generate leads.

•	The Company will continue to directly service its large national and house accounts such as Pinkerton/Securitas, Telmex, and the Company’s Mexican government agency customer.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from two customers represented approximately 61% of total revenues for the three months ended March 31, 2013, and approximately 31% of total accounts receivable at March 31, 2013.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of March 31, 2013. Future amortization of Intangible Assets is as follows:

Trademarks
2013	15,000
2014	20,000
2015	20,000
2016	20,000
Thereafter	86,666
Total	161,666

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

Accordingly, the Company has recorded an impairment of $955,710 in the Statement of Operations in the year ended 2011.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$88,929	$2,494,844
Asia	$467,973	$277,540
Mexico	$58,320	-

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

	Three Months Ended March 31, 2013 Iveda Solutions, Inc.	Three Months Ended March. 31, 2013 MegaSys	Condensed Consolidated Total

Revenue	$147,249	$467,973	$615,222
Cost of Revenue	178,829	386,119	564,948
Gross Profit	(31,580)	81,854	50,274
Depreciation and Amort.	54,389	2,695	57,084
General and Administrative	1,052,312	161,687	1,213,999
(Loss) from Operations	(1,138,281)	(82,528)	(1,220,809)
Foreign Currency Gain (Loss)	(189)	-	(189)
Loss from conversion of debt	(16,500)	-	(16,500)
Interest Expense	(14,581)	(4,149)	(18,730)
(Loss) Before Income Taxes	(1,169,551)	(86,677)	(1,256,228)
(Provision) For Income Taxes	-	-	-
Net Loss	$(1,169,551)	$(86,677)	$(1,256,228)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended
	March 31,
Revenues	2013	2012

United States	$147,249	231,399
Republic of China (Taiwan)	467,973	479,426
	$615,222	710,825
	Three Months Ended
	March 31,
	2013	2012
Operating earnings (loss)
United States	$(1,138,281)	(731,833)
Republic of China (Taiwan)	(82,528)	(52,878)
	$(1,220,809)	(784,711)

	Three Months Ended March 31,
Property and equipment	2013	2012
United States	$455,416	$522,761
Republic of China (Taiwan)	25,557	18,184
	$480,973	$540,945

	Three Months Ended March 31,
	2013	2012
Additions to long-lived assets
United States	$16,656	203,366
Republic of China (Taiwan)	-	5,401
	$16,656	208,767

	Three Months Ended March 31,
	2013	2012
Inventory
United States	$32,294	$10,211
Republic of China (Taiwan)	129,017	100,596
	$161,311	$110,807

	Three Months Ended March 31,
	2013	2012
Total Assets
United States	$3,111,469	$1,790,803
Republic of China (Taiwan)	2,546,165	1,998,586
	$5,657,634	$3,789,389

Reclassification

Certain amounts in 2012 may have been reclassified to conform to the 2013 presentation.

 New Accounting Pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

The FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it isnot more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other General Intangibles Other than Goodwill. Under the guidance in this ASU,an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted,including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE2	SHORT-TERM DEBT

The Company has short term loans with two banks in Asia. The loans bear interest from 3.24% to 5.82% and are due in April and September of 2013. The Company has chosen not to use its excess cash to pay off these loans early since the interest rate is relatively low and they are due in the near future.

Note Payable, 10% interest per annum, maturing on 12/7/2013	$77,000
Note Payable, 10% interest per annum, maturing on 12/20/2013	10,000
Note Payable, maturing on 4/29/2013	50,000
Short-term bank loans	316,807
Total Short-Term Debt	$453,807

The holder of the $77,000 note is entitled to subscribe for a purchase 7,000 warrant shares at an exercise price of $1.50 per share. The holder of the $10,000 note is entitled to subscribe for a purchase 909 warrant shares at an exercise price of $1.50 per share. The holder of the 50,000 note was issued 50,000 warrant shares in lieu of interest on August 2, 2012.

NOTE 3	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the three months ended March 31, 2013, the Company raised $2,997,500 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $297,450.

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

Stock option transactions during the three months ended March 31, 2013 were as follows:

	Three months ended March 31, 2013
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	5,038,512	$0.91
Granted	55,000	1.70
Exercised	(42,000)	1.00
Forfeited or Canceled	(95,625)	1.02
Outstanding at End of Period	4,955,887	0.91

Options Exercisable at Period-End	3,628,628	1.25
Weighted-Average Fair Value of Options Granted During the Period	$0.27

Information with respect to stock options outstanding and exercisable as of March 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2013	Life	Price	2013	Price
$ 0.10 - $1.80	5,025,887	8.2 Years	$0.92	3,628,628	$1.25

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2013
Expected Life	5 yrs
Dividend Yield	0%
Expected Volatility	26.28%
Risk-Free Interest Rate	0.85%

Expected volatility for 2013 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on management’s estimate using historical experience.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has provided surveillance services since 2005 at a pre-established rate to entities owned by Ross Farnsworth, either through a family partnership or through his majority-owned LLC, and subsequently Ross Farnsworth became a shareholder of the Company in 2006. Mr. Farnsworth’s holdings are less than 5% of the Company, but the revenue for the period ending March 31, 2013 was $16,718, and there was a trade accounts receivable balance of $0 at March 31, 2013.

On November 19, 2012, the Company entered into a separate convertible debenture agreement with a different Board Member for $100,000. Interest is payable at 10% per annum, payable on the maturity date of May 19, 2013. The Company issued warrants to purchase 10,000 shares of the Company Stock, at an exercise price of $ 1.10. The debenture is convertible into shares of Compan]y Common Stock on or before the Maturity Date, at a conversion rate of $1.10 per share.	$100,000
On June 20, 2012, the Company entered into a separate debenture agreement with a different Board Member for $200,000. Interest is payable at 12% per annum, payable on the maturity date of June 20, 2013. The Company issued warrants to purchase 20,000 shares of the company stock, at an exercise price of $ 1.00. Accordingly, the Company recognized a discount of $16,789 on the principal value of the $200,000 and is amortizing the discount over the 12 month term of the debenture.	200,000
On October 24, 2011, the Board of Directors approved the issuance of the warrants. Accordingly, the Company recognized a discount of $16,909 on the principal value of the $45,000 note payable and is amortizing the discount over the 12 month life of the note. On May 14, 2013, the Company paid off the principal balance plus interest totaling $48,418.	45,000
Less: Debt Discount	(4,197)
Total Due to Related Parties, Net of debt discount	$340,803

The debenture entered into on June 20, 2012 is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.00 per share.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months and nine months ended March 31, 2013 and 2012, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 7,768,356 potential shares at March 31, 2013) were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012.

	Three Months	Three Months
	Ending	Ending
Basic EPS	March 31, 2013	March 31, 2012
Net Loss	$(1,256,228)	(795,141)
Weighted Average Shares	21,936,512	18,038,323
Basic and Diluted Loss Per Share	$(0.06)	$(0.04)

NOTE 7	BUSINESS COMBINATION

The following is the unaudited pro forma condensed consolidated financial statement of Iveda Solutions, Inc. and MegaSys, as though the acquisition of MegaSys had been completed as of the beginning of the comparable annual reporting period for the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012, for comparability purposes.

	Three Months Ended
	March 31,
	2013	2012
Total Revenues	$615,222	$710,825
Total Net Expenses	1,871,450	1,505,966

Income (loss) before income taxes	(1,256,228)	(795,141)
Income tax provision	-	-

Net income (loss)	$(1,256,228)	$(795,141)

Net income (loss) per share — basic and diluted	$(0.06)	$(0.04)

NOTE 8	SUBSEQUENT EVENTS

In April 2013, the Company sold 1,373,000 shares of Company Common Stock at a purchase price of $1.00 per share in 19 private placement transactions from 9 individual investors, 3 corporations 1 trust and 2 employee benefit plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s unaudited financial statements and associated notes appearing elsewhere in this Form 10-Q.

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, which involve risks and uncertainties, including statements regarding our capital needs, business strategy, and expectations. For a discussion of certain risks related to the statements, please see Part I, “Item IA, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (filed on April 1, 2013). Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2012. Such policies are unchanged.

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

The Company installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving, and real-time remote surveillance services with a proprietary reporting system, DSR™ (Daily Surveillance Report), to a variety of businesses and organizations. By consolidating computer power into a single location at the server level, the Company creates efficiencies due to economies of scale leveraging cloud computing, which offers more features and flexibility compared to traditional box systems. The Company has a SAFETY Act Designation by the Department of Homeland Security as an anti-terrorism technology provider. The Company’s principal sources of revenue are derived from our video hosting real-time surveillance, and equipment sales and installation.

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

New Accounting Pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

●	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
●	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

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

Results of Operations

Revenue. We recorded revenue of $615,222 for the three months ended March 31, 2013, compared to $710,825 for the three months ended March 31, 2012, an decrease of $95,603 or 13%. In the first fiscal quarter of 2013, our recurring service revenue was $169,009 or 27% of revenue, and our equipment sales and installation revenue was $435,833 or 71% of revenue, compared to recurring service revenue of $194,369 or 27% of revenue, and equipment sales and installation revenue of $500,865 or 70% of revenue for the same period in 2012. The overall decrease in revenue was due to two key customers transitioning from known temporary service with Iveda into handling their video solutions in-house during 2012.

Cost of Revenue. Total cost of revenue was $564,948 (92% of revenues; gross margin of 8%) for the three months ended March 31, 2013, compared to $535,108 (75% of revenue; gross margin of 25%) for the three months ended March 31, 2012, an increase of $29,840 or 6%. The increase of cost of revenue and decrease of gross margin was primarily due to the increase of equipment sales revenue which is Megasys’ primary source of revenue. Equipment sales and installation normally garner lower gross margin compared to services.

Operating Expenses. Operating expenses were $1,271,083 for the three months ended March 31, 2013, compared to $960,428 for the three months ended March 31, 2012, an increase of $310,655 or 32%. The increase in operating expenses was primarily related to development costs for expansion of our product offerings, costs associated with the successful equity raise during Q1, increased travel of our sales team to educate and train our national representative network in support of the establishment of the third party distribution channel, and one-time legal fees to successfully settle a lawsuit previously disclosed with Walker Digital, LLC.

Loss from Operations. As a result of the decrease in revenues and related gross profit, combined with an increase in operating expenses, the loss from operations increased to $1,220,809 for the three months ended March 31, 2013, compared to $784,711 for the three months ended March 31, 2012, an increase in loss of $436,098 or 56%.

Other Expense-Net. Other expense-net was $35,419 for the three months ended March 31, 2013, compared to $10,430 for the three months ended March 31, 2012, an increase of $24,989 or 240%.

Net Loss. The increase of $461,087 or 58% in the net loss to $1,256,228 for the three months ended March 31, 2013, from $795,141 for the three months ended March 31, 2012, was primarily the effect of an increase in operating expenses and a reduction in revenue.

Liquidity and Capital Resources

We had cash and cash equivalents of $287,356 on March 31, 2013 in our foreign business and $1,419,952 in our domestic business. The increase in cash from $114,462 as of December 31, 2012 was due to approximately $3 million in equity raise. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the three months ended March 31, 2013, and for the three months ended March 31, 2012, was $167,937 and $305,107 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in investing activities for the three months ended March 31, 2013, and the three months ended March 31, 2012, was $16,656 and $203,366 respectively. The large use of cash in investing activities in 2012 was due to increased capital expenditures to expand our infrastructure for a new major customer.

We have experienced significant operating losses since our inception. At December 31, 2012, we had approximately $11.5 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2012 or through the first quarter of 2013. Our operating loss carry forwards expire starting in 2025 and continuing through 2032.

Our capital expenditures and working capital requirements could increase depending on our operating results and other adjustments to our operating plan as may be needed to respond to competition or unexpected events. We believe that our cash on hand as of March 31, 2013 is insufficient to meet our anticipated cash needs for working capital and capital expenditures for the short term. We continually evaluate our working capital needs, and we are seeking to obtain additional working capital through debt and equity offerings. There can be no assurance that additional funds will be available on acceptable terms. In the event that additional funds are not available on acceptable terms, we may be required to reduce the scope of, or cease, operations.

If we are unable to quickly increase our sales, we will need to raise additional capital during the year and may be required to reduce labor expenses to maintain our existing operations.

Revenue from two customers represented approximately 61% of total revenues for the three months ended March 31, 2013, and approximately 31% of total accounts receivable at March 31, 2013. No other customers represented greater than 10% of total revenues in the three months ended March 31, 2013. There are some customer receivables that have aged over 120 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our U.S. operation has no customer receivables aged over 120 days. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, an allowance for doubtful accounts for this receivable was recorded with respect to our U.S. operations.

Our Taiwan operations through MegaSys have 47% of gross accounts receivables aged over 120 days as of March 31, 2013. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 36%, or $369,433, allowance for doubtful accounts as of the quarter ended March 31, 2013. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

Recent Developments

In April 2013, the Company sold 1,373,000 shares of Company Common Stock at a purchase price of $1.00 per share in 19 private placement transactions from 9 individual investors, 3 corporations, 1 trust and 2 employee benefit plans.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2013.

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

Identified Material Weakness

Oversight of Subsidiary Operations: As of March 31, 2013, the Company needs to hire additional staff at MegaSys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MegaSys operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2013.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See “Part I, Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K filed on April 1, 2013, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the reporting period, pursuant to a $3 million private placement , the Company received a total of $2,997,500 and issued 2,997,500 shares of Common Stock in 81 private placement transactions with a mix of investors including 38 individuals, 7 corporations, 10 trusts and 4 employee benefit plans. All issuances were at $1 per share.

In April 2013, the Company issued 1,373,000 shares of Common Stock at $1.00 per share in 19 private placement transactions with 9 individual investors, 3 corporations 1 trust and 2 employee benefit plans.

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

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on 4/20/2007).
3.2	Bylaws of Charmed Homes Inc. (Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on 4/20/2007).
3.3	Amendment to Bylaws of Charmed Homes Inc. (Incorporated by reference Exhibit 3.1 to Form 8-K/A filed on 12/15/2008).
3.4	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to Exhibit 3.4 to Form 8-K filed on 10/21/2009).
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on 4/20/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Exhibit 4.2 to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Exhibit 4.3 to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Exhibit 4.5 to Form 8-K filed on 10/21/2009).
4.6	Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on 5/2/2011).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.2 to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.3 to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Exhibit 4.4 to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.4 to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.5 to Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.6 to Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to Exhibit 10.9 to Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Exhibit 10.10 to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Exhibit 10.11 to Form 10-Q filed on 11/12/2010).

10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Exhibit 10.12 to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.13 to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Exhibit 10.14 to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., Sole-Vision Technologies, Inc. (doing business as MegaSys), and the shareholders of MegaSys (Incorporated by reference to Exhibit 10.15 to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Exhibit 10.12 to Form 10-Q/A filed on 3/7/2012).
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Exhibit 10.13 to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on 5/11/2012).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.
101.1	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: May 15, 2013	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

	BY:	/s/ Brian Duling
Brian Duling
CFO (Chief Financial Officer)

