Form 10-Q
period 2013-06-30
Iveda Solutions, Inc.
filed 2013-08-13
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of August 8, 2013
Common stock, $0.00001 par value	25,902,048

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,436,054	$114,462
Restricted Cash	971,360	447,206
Accounts Receivable, net	997,774	1,958,799
Inventory	157,572	123,021
Other Current Assets	402,605	645,728
Total Current Assets	3,965,365	3,289,216

PROPERTY AND EQUIPMENT, Net	481,430	516,981

OTHER ASSETS
Intangible Assets, Net	156,666	166,666
Goodwill	841,000	841,000
Other Assets	102,732	105,621
Total Other Assets	1,100,398	1,113,287

Total Assets	$5,547,193	$4,919,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,755,494	$2,456,788
Due to Related Parties, net of debt discount	100,000	336,605
Short Term Debt	439,052	802,122
Current Portion of Long-Term Debt	197,714	75,707
Total Current Liabilities	2,492,260	3,671,222

LONG TERM DEBT	104,350	67,695

STOCKHOLDERS’ EQUITY
Preferred Stock	-	-
Common Stock	252	204
Additional Paid-In Capital	20,745,965	16,204,068
Accumulated Comprehensive Income (Loss)	(32,408)	(23,629)
Accumulated Deficit	(17,763,226)	(15,000,076)
Total Stockholders’ Equity	2,950,583	1,180,657

Total Liabilities and Stockholders’ Equity	$5,547,193	$4,919,484

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE
Equipment Sales	$621,989	$596,099	$1,057,822	$1,096,964
Service Revenue	157,823	454,253	326,832	648,622
Other Revenue	14,354	10,144	24,734	25,734

TOTAL REVENUE	794,166	1,060,496	1,409,388	1,771,320

COST OF REVENUE	627,934	871,070	1,192,882	1,406,177

GROSS PROFIT	166,232	189,426	216,506	365,143

OPERATING EXPENSES	1,615,072	1,026,408	2,886,155	1,986,836

LOSS FROM OPERATIONS	(1,448,840)	(836,982)	(2,669,649)	(1,621,693)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	(918)	-	(1,107)	-
Loss from conversion of debt	(27,500)	-	(44,000)
Interest Income	997	478	997	538
Interest Expense	(30,660)	(11,833)	(49,390)	(22,323)
Total Other Income (Expense)	(58,081)	(11,355)	(93,500)	(21,785)

LOSS BEFORE INCOME TAXES	(1,506,921)	(848,337)	(2,763,149)	(1,643,478)

BENEFIT FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,506,921)	$(848,337)	$(2,763,149)	$(1,643,478)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.05)	$(0.12)	$(0.09)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss	$(1,506,921)	$(848,337)	$(2,763,149)	$(1,643,478)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,742)	(9,468)	(8,779)	6,826
Comprehensive Loss	$(1,514,663)	$(857,805)	$(2,771,928)	$(1,636,652)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,763,149)	$(1,643,478)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	113,349	116,259
Loss from Conversion of Debt	44,000	-
Stock Compensation	88,020	61,076
Common Stock Issued for Services	148,756	110,562
(Increase) Decrease in Operating Assets:
Accounts Receivable	913,018	(710,900)
Inventory	(37,852)	(59,909)
Other Current Assets	71,014	(53,906)
Accounts and Other Payables	(486,279)	165,063
Net cash used in operating activities	(1,909,123)	(2,015,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(68,597)	(338,666)
Net cash used in investing activities	(68,597)	(338,666)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(544,058)	(47,673)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(138,612)	716,204
Proceeds from Exercise of Stock Options	184,574	-
Proceeds from (Payments to) Related Parties	(230,440)	392,753
Proceeds from Long-Term Debt	41,757	-
Bank Borrowings	-	101,226
Payments on Capital Lease Obligations	(5,567)	(5,917)
Common Stock Issued, net of Cost of Capital	3,996,594	651,539
Net cash provided by financing activities	3,304,248	1,808,132

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,936)	6,819

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,321,592	(538,948)

Cash and Cash Equivalents - Beginning of Period	114,462	850,364

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,436,054	$311,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$49,390	$22,323

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the six-month period ended June 30, 2013, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2013 or for future periods.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, the Company has generated an accumulated deficit from operations of approximately $17.8 million at June 30, 2013 and has used approximately $1.9 million in cash from operations through the current six months ended June 30, 2013. As a result, a risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	The Company plans to seek additional equity and/or debt financing.
•	The Company has established and implemented a commission-based national manufacturer’s independent representative network. The network is designed to increase sales and marketing activities with minimal cost to the Company. The Company has engaged with seven representative firms covering 40 U.S. states and Canada. The names of the partner firms that have signed a partner agreement are as follows: HMR Associates, Langbaum & Associates, Milsk Company, SecuraGlobe, Security Reps, The Supply Channel, and Warren & Associates. The representatives will bring to the Company their network of security integrators and will recruit new integrators that will serve as salespeople and installers of surveillance cameras. The Company has also beefed up its direct sales team to concentrate on residential and small business customers. To support their effort, the Company launched a new website with online order processing and marketing campaign consisting of digital billboards, Google Adwords, ValuPak, and online banner ads.
•	The Company will continue to directly service its large national and house accounts such as Telmex, American Security/Marsden, and a Mexican government agency.
•	Iveda Solutions formed a strategic partnership with Industrial Technology Research Institute (ITRI), a nonprofit research and development organization in Taiwan, engaged in applied research and technical services. The collaboration will result to continuously developing cloud video hosting services to enhance efficiency and scalability. This will not only enhance the Company’s cloud video service offerings, but will also reduce cost.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from two customers represented approximately 58% of total revenues for the six months ended June 30, 2013, and approximately 45% of total accounts receivable at June 30, 2013.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of June 30, 2013. Future amortization of Intangible Assets is as follows:

Trademarks
2013	$10,000
2014	$20,000
2015	$20,000
2016	$20,000
Thereafter	$86,666
Total	$156,666

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$241,557	$2,798,691
Asia	$1,039,151	$151,892
Mexico	$128,680	-

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

The Company operates as two reportable business segments in defined in ASC 280, "Segment Reporting." Each business segment has a chief operating decision maker and management personnel which review their business segment’s performance as it relates to revenue, operating profit and operating expenses.

	Three Months Ended June 30, 2013 Iveda Solutions, Inc.	Three Months Ended June 30, 2013 MegaSys	Condensed Consolidated Total

Revenue	$222,988	$571,178	$794,166
Cost of Revenue	174,443	453,491	627,934
Gross Profit	48,545	117,687	166,232
Depreciation and Amort.	53,587	2,678	56,265
General and Administrative	1,329,674	229,133	1,558,807
(Loss) from Operations	(1,334,716)	(114,124)	(1,448,840)
Foreign Currency Gain (Loss)	(918)	-	(918)
Loss from the conversion of debt	(27,500)		(27,500)
Interest Income	-	997	997
Interest Expense	25,413	5,247	30,660
(Loss) Before Income Taxes	(1,388,547)	(118,374)	(1,506,921)
(Provision) For Income Taxes	-	-	-
Net Loss	$(1,388,547)	$(118,374)	$(1,506,921)

	Six Months
	Ended June 30, 2013	Six Months Ended June 30,	Condensed
	Iveda Solutions, Inc.	2013 MegaSys	Consolidated Total

Revenue	$370,237	$1,039,151	$1,409,388
Cost of Revenue	353,272	839,610	1,192,882
Gross Profit	16,965	199,541	216,506
Depreciation and Amortization	107,976	5,373	113,349
General and Administrative	2,381,986	390,820	2,772,806
(Loss) from Operations	(2,472,997)	(196,652)	(2,669,649)
Foreign Currency Gain (Loss)	(1,107)	-	(1,107)
Loss from the conversion of debt	(44,000)	-	(44,00)
Interest Income	-	997	997
Interest Expense	39,994	9,396	49,390
(Loss) Before Income Taxes	(2,558,098)	(205,051)	(2,763,149)
(Provision) For Income Taxes	-	-	-
Net Loss	$(2,558,098)	$(205,051)	$(2,763,149)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2013	2012	2013	2012

United States	$222,988	221,606	$370,237	453,005
Republic of China (Taiwan)	571,178	838,890	1,039,151	1,318,315
	$794,166	1,060,496	$1,409,388	1,771,320

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating earnings (loss)	2013	2012	2013	2012

United States	$(1,334,716)	(771,266)	$(2,472,997)	(1,503,100)
Republic of China (Taiwan)	(114,124)	(65,716)	(196,652)	(118,593)
	$(1,448,840)	(836,982)	$(2,669,649)	(1,621,693)

	Six Months Ended June 30,
Property and equipment	2013	2012
United States	$469,598	$605,691
Republic of China (Taiwan)	11,832	17,750

	$481,430	$623,261

	Six Months Ended June 30,
	2013	2012
Additions to long-lived assets
United States	$68,598	130,513
Republic of China (Taiwan)	(8,514)	(614)

	$60,084	129,899

	Six Months Ended June 30,
	2013	2012
Inventory
United States	$32,656	$4,974
Republic of China (Taiwan)	124,916	134,719

	$157,572	$139,693

	Six Months Ended June 30,
	2013	2012
Total Assets
United States	$2,825,183	$1,825,035
Republic of China (Taiwan)	2,722,010	2,468,874

	$5,547,193	$4,293,909

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

The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification(TM) (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

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

In July 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other General Intangibles Other than Goodwill. Under the guidance in this ASU,an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 2	SHORT-TERM DEBT

The Company has short term loans with two banks in Asia. The loans bear interest from 3.24% to 5.82% and are due in September and December of 2013. The Company has chosen not to use its excess cash to pay off these loans early since the interest rate is relatively low and they are due in the near future.

Note Payable, 10% interest per annum, maturing on December 7, 2013	$77,000
Note Payable, 10% interest per annum, maturing on December 20, 2013	10,000
Short-term bank loans	352,052
Total Short-Term Debt	$439,052

The holder of the $77,000 note is entitled to subscribe for a purchase 7,000 warrant shares at an exercise price of $1.50 per share. The holder of the $10,000 note is entitled to subscribe for a purchase 909 warrant shares at an exercise price of $1.50 per share.

During the quarter, the $50,000 debenture was converted at a price of $1 per share, and a loss on conversion of debt was recorded totaling $27,500.

During the first quarter, the $45,000 note was extinguished, with $15,000 being paid in cash and $30,000 being converted at a price of $1.

NOTE 3	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the six months ended June 30, 2013, the Company raised $4,544,500 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $491,150.

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

Stock option transactions during the six months ended June 30, 2013 were as follows:

	Six months ended June 30, 2013
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	5,038,512	$0.91
Granted	140,000	1.71
Exercised	(184,500)	-
Forfeited or Canceled	(143,500)	1.12
Outstanding at End of Period	4,850,512	0.93

Options Exercisable at Period-End	3,628,628	1.24
Weighted-Average Fair Value of Options Granted During the Period	$0.28

Information with respect to stock options outstanding and exercisable as of June 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2013	Life	Price	2013	Price
$ 0.10 - $1.75	4,850,512	8.2 Years	$0.93	3,628,628	$1.24

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

NOTE 5	RELATED PARTY TRANSACTIONS

On November 19, 2012, the Company entered into a convertible debenture agreement with a Board Member for $100,000. Under the original terms of the agreement, Interest is payable at 10% per annum, payable on the maturity date of May 19, 2013. The Company issued warrants to purchase 10,000 shares of the Company Stock, at an exercise price of $ 1.10. The debenture is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.10 per share.	$100,000

Total Due to Related Parties	$100,000

On May 19, 2013 a Promissory Note Extension Agreement was signed to extend the maturity date of the $10,000 debenture to August 19, 2013.

In June 2013, the Company paid off in full a separate debenture (dated June 20, 2012), which totaled $200,000 plus $24,000 interest.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months and six months ended June 30, 2013 and 2012, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 8,127,581 potential shares at June 30, 2013) were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2013 and 2012.

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
Basic EPS	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Loss	$(1,506,921)	(848,337)	$(2,763,149)	(1,643,478)
Weighted Average Shares	24,865,675	18,506,730	23,409,185	18,272,526
Basic and Diluted Loss Per Share	$(0.06)	$(0.05)	$(0.12)	$(0.09)

NOTE 7	SUBSEQUENT EVENTS

In July 2013, the Company sold 520,000 shares of Company Common Stock at a purchase price of $1.00 per share in three private placement transactions with three individual investors.

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

Overview

Iveda Solutions, Inc. began operations on January 24, 2005, under the name IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”). On October 15, 2009, IntelaSight became a wholly-owned operating subsidiary of Iveda Corporation (formerly known as Charmed Homes, Inc.), a Nevada corporation, through a merger. All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation, which changed its name to Iveda Solutions, Inc. On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (“MegaSys”). As of April 30, 2011, MegaSys became a wholly owned subsidiary of the Company.

The Company sells and installs video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing, and provides video hosting in-vehicle streaming video, archiving, and real-time remote surveillance services with a proprietary reporting system, DSR™ (Daily Surveillance Report), to a variety of businesses and organizations. By consolidating computer power into a single location at the server level, the Company creates efficiencies due to economies of scale leveraging cloud computing, which offers more features and flexibility compared to traditional box systems. The Company has a SAFETY Act Designation by the Department of Homeland Security as an anti-terrorism technology provider. The Company’s principal sources of revenue are derived from our video hosting real-time surveillance and equipment sales and installation.

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

The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification(TM) (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

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

In July 2012, the FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other General Intangibles Other than Goodwill. Under the guidance in this ASU,an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Results of Operations

Revenue. We recorded revenue of $794,166 for the three months ended June 30, 2013, compared to $1,060,496 for the three months ended June 30, 2012, a decrease of $266,330 or 25%. In the second fiscal quarter of 2013, our recurring service revenue was $157,823 or 20% of revenue, and our equipment sales and installation revenue was $621,989 or 78% of revenue, compared to recurring service revenue of $454,253 or 43% of revenue, and equipment sales and installation revenue of $596,099 or 56% of revenue for the same period in 2012. Our U.S. operations saw a small increase of $1,382 in revenues during the second fiscal quarter of 2013, while our MegaSys subsidiary saw revenues decrease by $267,712 during the second fiscal quarter. This decrease was due to a decline in large project-driven revenue from Taiwan.

We recorded revenue of $1,409,388 for the six months ended June 30, 2013, compared to $1,771,320 for the six months ended June 30, 2012, a decrease of $361,932 or 20%. In the first six months of 2013, our recurring service revenue was $326,832 or 23% of revenue, and our equipment sales and installation revenue was $1,057,822 or 75% of revenue, compared to recurring service revenue of $648,622 or 37% of revenue, and equipment sales and installation revenue of $1,096,964 or 62% of revenue for the same fiscal period in 2012. The decrease in revenue was due to decline in large project revenues in Taiwan combined with lower revenues in the U.S. during the first three months of this fiscal year.

Cost of Revenue. Total cost of revenue was $627,934 (79% of revenues; gross margin of 21%) for the three months ended June 30, 2013, compared to $871,070 (82% of revenue; gross margin of 18%) for the three months ended June 30, 2012, a decrease of $243,136 or 28%. The decrease of cost of revenue and decrease of gross margin was primarily due to the over-all corresponding decrease in total revenues combined with lower equipment sales margins from large projects in Taiwan.

Total cost of revenue was $1,192,882 (85% of revenues; gross margin of 15%) for the six months ended June 30, 2013, compared to $1,406,177 (79% of revenues; gross margin of 21%) for the six months ended June 30, 2012, an decrease of $213,295 or 15%.

Operating Expenses. Operating expenses were $1,615,072 for the three months ended June 30, 2013, compared to $1,026,408 for the three months ended June 30, 2012, an increase of $588,664 or 57%. The increase in operating expenses was primarily related to marketing expenses of approximately $190,000 for a technology trade show and $95,000 for research and development expenses.

Operating expenses were $2,886,156 for the six months ended June 30, 2013, compared to $1,986,836 for the six months ended June 30, 2012, an increase of $899,320 or 45%. The increase in operating expenses in 2013 over 2012 is due to increased marketing expenses, expenses related to the equity raise, and research and development expenses.

Loss from Operations. As a result of the decreases in revenues and the increase in operating expenses, the loss from operations increased to $1,448,840 for the three months ended June 30, 2013, compared to $836,982 for the three months ended June 30, 2012, an increase in loss of $611,858 or 73%.

As a result of the overall increase in operating expenses, loss from operations increased to $2,669,649 for the six months ended June 30, 2013, compared to $1,621,693 for the six months ended June 30, 2012, an increase in loss of $1,047,956 or 65%.

Other Expense-Net. Other expense-net was $58,081 for the three months ended June 30, 2013, compared to $11,355 for the three months ended June 30, 2012, an increase of $46,726 or 411%.

Other expense-net was $93,500 for the six months ended June 30, 2013, compared to $21,785 for the six months ended June 30, 2012, an increase of $71,715 or 329%.

Net Loss. The increase of $658,584 or 78% in the net loss to $1,506,921 for the three months ended June 30, 2013, from $848,337 for the three months ended June 30, 2012, was primarily the effect of one-time operating expenses and a decrease in revenue in 2013.

The increase of $1,119,671 or 68% in the net loss to $2,763,149 for the six months ended June 30, 2013, from $1,643,478 for the six months ended June 30, 2012, was primarily the effect of reduced revenue and increase in operating expenses.

Liquidity and Capital Resources

On June 30, 2013, we had cash and cash equivalents of $1,130,717 in our domestic business and $305,337 on June 30, 2013 in our foreign business. The increase in cash from $114,462 as of December 31, 2012 was due to approximately $4.5 million in equity raise funding. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the six months ended June 30, 2013, and for the six months ended June 30, 2012, was $1,909,123 and $2,015,233 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in and provided by investing activities for the six months ended June 30, 2013, and the six months ended June 30, 2012, was $68,597 and $338,666 respectively. The large use of cash in investing activities in 2012 was due to increased capital expenditures to expand our infrastructure for a new major customer.

We have experienced significant operating losses since our inception. At December 31, 2012, we had approximately $11.5 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2012 or through the second quarter of 2013. Our operating loss carry forwards expire starting in 2025 and continuing through 2032.

We believe that our cash on hand as of June 30, 2013 is sufficient to meet our anticipated cash needs for working capital and capital expenditures for the near term. However, the Company has limited liquidity and has not yet established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. As a result, risk exists regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate greater revenues through increased sales and/or its ability to raise additional funds through the capital markets. No assurance can be given that the Company will be successful in these efforts.

Revenue from two customers represented approximately 58% of total revenues for the three months ended June 30, 2013, and approximately 45% of total accounts receivable at June 30, 2013. No other customers represented greater than 10% of total revenues in the three months ended June 30, 2013. There are some customer receivables that have aged over 120 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our U.S. operation has no new customer receivables aged over 120 days. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, no allowance for doubtful accounts for this receivables was recorded this quarter with respect to our U.S. operations.

Our Taiwan operations through MegaSys have 74% of gross accounts receivables aged over 120 days as of June 30, 2013. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 36%, or $358,905, allowance for doubtful accounts as of the quarter ended June 30, 2013. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

Recent Developments

In July 2013, the Company sold 520,000 shares of Company Common Stock at a purchase price of $1.00 per share in three private placement transactions with three individual investors.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2012.

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

Segregation of Duties

As of June 30, 2013, the Company had two employees knowledgeable in SEC accounting and reporting. As a result, there is proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner. In addition, as our resources allow, we plan to add financial personnel to our management team in order to ensure proper segregation of the duties necessary for accurate and timely financial reporting.

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

During the reporting period, pursuant to a $3 million private placement , the Company received a total of $1,502,000 and issued 1,502,000 shares of Common Stock in twenty three private placement transactions with a mix of investors including ) thirteen individuals, eight corporations and two trusts. All issuances were at $1 per share.

In July 2013, the Company issued 520,000 shares of Common Stock at $1.00 per share in three private placement transactions with three individual investors.

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

IVEDA SOLUTIONS, INC.
(Registrant)

Date: August 13, 2013	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

	BY:	/s/ Brian Duling
Brian Duling
CFO (Chief Financial Officer)

