Form 10-Q
period 2013-09-30
Iveda Solutions, Inc.
filed 2013-11-14
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of November 8, 2013
Common stock, $0.00001 par value	26,437,466

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$1,082,353	$114,462
Restricted Cash	883,630	447,206
Accounts Receivable, net	508,136	1,958,799
Inventory	208,133	123,021
Other Current Assets	391,007	645,728
Total Current Assets	3,073,259	3,289,216

PROPERTY AND EQUIPMENT, Net	451,211	516,981

OTHER ASSETS
Intangible Assets, Net	151,666	166,666
Goodwill	841,000	841,000
Other Assets	104,026	105,621
Total Other Assets	1,096,692	1,113,287

Total Assets	$4,621,162	$4,919,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,793,682	$2,456,788
Due to Related Parties, net of debt discount	100,000	336,605
Short Term Debt	87,000	802,122
Current Portion of Long-Term Debt	185,338	75,707
Total Current Liabilities	2,166,020	3,671,222

LONG TERM DEBT	64,542	67,695

STOCKHOLDERS’ EQUITY
Preferred Stock	-	-
Common Stock	262	204
Additional Paid-In Capital	21,754,820	16,204,068
Accumulated Comprehensive Income (Loss)	(24,997)	(23,629)
Accumulated Deficit	(19,339,485)	(15,000,076)
Total Stockholders’ Equity	2,390,600	1,180,567

Total Liabilities and Stockholders’ Equity	$4,621,162	$4,919,484

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE
Equipment Sales	$409,222	$212,531	$1,467,044	$1,309,495
Service Revenue	149,578	162,970	476,410	811,591
Other Revenue	10,118	5,672	34,852	31,406

TOTAL REVENUE	568,918	381,173	1,978,306	2,152,492

COST OF REVENUE	471,992	322,824	1,667,665	1,729,001

GROSS PROFIT	96,926	58,349	310,641	423,491

OPERATING EXPENSES	1,645,563	867,958	4,531,718	2,854,794

LOSS FROM OPERATIONS	(1,548,637)	(809,609)	(4,221,077)	(2,431,303)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	(8,611)	(87)	(9,718)	(87)
Loss from conversion of debt	-	-	(44,000)	-
Interest Income	-	6	997	545
Interest Expense	(16,221)	(24,414)	(65,611)	(46,738)
Total Other Income (Expense)	(24,832)	(24,495)	(118,332)	(46,280)

LOSS BEFORE INCOME TAXES	(1,573,469)	(834,104)	(4,339,409)	(2,477,583)

BENEFIT FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,573,469)	$(834,104)	$(4,339,409)	$(2,477,583)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.04)	$(0.18)	$(0.15)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss	$(1,573,469)	$(834,104)	$(4,339,409)	$(2,477,583)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,022	14,660	(7,757)	21,486
Comprehensive Loss	$(1,572,447)	$(819,444)	$(4,347,166)	$(2,456,097)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,339,409)	$(2,477,583)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	169,164	181,456
Loss from Conversion of Debt	44,000	-
Stock Compensation	126,813	96,573
Common Stock Issued for Services	222,206	110,562
(Increase) Decrease in Operating Assets:
Accounts Receivable	1,410,678	245,307
Inventory	(86,424)	(24,686)
Other Current Assets	56,312	(243,041)
Accounts and Other Payables	(438,889)	(113,204)
Net cash used in operating activities	(2,835,549)	(2,224,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(89,897)	(387,064)
Net cash used in investing activities	(89,897)	(387,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(441,724)	(46,903)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(586,514)	431,662
Proceeds from Exercise of Stock Options	244,574	-
Proceeds from (Payments to) Related Parties	(236,605)	352,892
Proceeds from (Payments on) Long-Term Debt	-	(35,839)
Payments on Capital Lease Obligations	(6,987)	(8,561)
Common Stock Issued, net of Cost of Capital	4,913,216	1,797,021
Net cash provided by financing activities	3,885,960	2,490,272

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,377	16,731

NET INCREASE IN CASH AND CASH EQUIVALENTS	967,891	(104,677)

Cash and Cash Equivalents - Beginning of Period	114,462	850,364

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,082,353	$745,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$66,203	$46,738

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the nine-month period ended September 30, 2013, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2013 or for future periods.

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

Consolidation

Effective April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. The consolidated financial statements include the accounts of the Company and MegaSys. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Since inception, the Company has generated an accumulated deficit from operations of approximately $19.3 million at September 30, 2013 and has used approximately $2.8 million in cash from operations through the current nine months ended September 30, 2013. As a result, a risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

⋅      The Company is seeking additional financing and has engaged an investment bank to serve as placement agent.  The financing may be in the form of sales of equity securities, debt convertible into equity securities and non-convertible debt, which may either be secured or unsecured.
⋅     In the third quarter of 2013, the Company launched two new camera lines in collaboration with MegaSys, its Taiwan subsidiary and Industrial Technology Research Institute (ITRI), its nonprofit research and development partner in Taiwan. These products are enablers of the Company’s video hosting services.
⋅     The Company has also recently developed two other standalone services:
o   IvedaMobile–a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device. This was developed with ITRI.
o   IvedaXchange – In collaboration with a technology partner, the Company developed a real-time situational awareness dashboard to enable organizations instant access to vital and filtered information such as emergency situations, location of critical assets, video monitoring, and local news. IvedaXchange is well-suited for law enforcement agencies and schools.
⋅     The Company launched a new website to highlight new products and services with corresponding applications.
⋅     The Company launched a second website allowing for direct web-sales, geared toward the residential and small-to-medium sized businesses.
⋅     The Company intends to continue to participate in industry and vertical tradeshows to launch new products, generate leads, solicit resellers and other sales channels, and identify potential technology partners.
⋅     The Company intends to continue advertising on selected trade magazines and running Google Adwords to generate leads.
⋅     The Company has evaluated its reseller distribution channel and eliminated non-performing components of the channel.
⋅     The Company is in active collaboration with certain telecommunications companies in other countries to resell the Company’s products and services in their respective countries.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from three customers represented approximately 59% of total revenues for the nine months ended September 30, 2013, and approximately 17% of total accounts receivable at September 30, 2013.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of September 30, 2013. Future amortization of Intangible Assets is as follows:

Trademarks
2013	$5,000
2014	20,000
2015	20,000
2016	20,000
Thereafter	86,666
Total	$151,666

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States during the 9 months ended September 30, 2013 are as follows:

	Net Revenues	Net Assets

United States	$378,222	$2,349,594
Asia	$1,404,127	$41,006
Mexico	$195,957	-

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

	Three Months	Three Months	Condensed
	Ended September, 2013	Ended September 30, 2013	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$203,942	$364,976	$568,918
Cost of Revenue	209,195	262,797	464,603
Gross Profit	(5,253)	102,179	96,926
Depreciation and Amort.	53,181	2,634	55,815
General and Administrative	1,375,451	214,297	1,589,748
(Loss) from Operations	(1,433,885)	(114,752)	(1,548,637)
Foreign Currency Gain (Loss)	(8,611)	-	(8,611)
Loss from the conversion of debt	-	-	-
Interest Income	-	-	-
Interest Expense	11,676	4,545	16,221
(Loss) Before Income Taxes	(1,454,172)	(119,297)	(1,573,469)
(Provision) For Income Taxes	-	-	-
Net Loss	$(1,454,172)	$(119,297)	$(1,573,469)

	Nine Months
	Ended September 30,	Nine Months
	2013	Ended September 30,	Condensed
	Iveda Solutions,	2013	Consolidated
	Inc.	MegaSys	Total

Revenue	$574,179	$1,404,127	$1,978,306
Cost of Revenue	565,258	1,102,407	1,667,665
Gross Profit	8,921	301,720	310,641
Depreciation and Amortization	161,157	8,007	169,164
General and Administrative	3,758,437	604,117	4,362,554
(Loss) from Operations	(3,910,673)	(310,404)	(4,221,077)
Foreign Currency Gain (Loss)	(9,718)	-	(9,718)
Loss from the conversion of debt	(44,000)	-	(44,000)
Interest Income	-	997	997
Interest Expense	51,670	13,941	65,611
(Loss) Before Income Taxes	(4,016,061)	(323,348)	(4,339,409)
(Provision) For Income Taxes	-	-	-
Net Loss	$(4,016,061)	$(323,348)	$(4,339,409)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues

United States	$203,943	$148,226	$574,179	$601,230
Republic of China (Taiwan)	364,975	232,947	1,404,127	1,551,262

	$568,918	$381,173	$1,978,306	$2,152,492

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating earnings (loss)

United States	$(1,433,885)	$(713,160)	$(3,910,673)	$(2,216,260)
Republic of China (Taiwan)	(114,752)	(96,449)	(310,404)	(215,043)

	$(1,548,637)	$(809,609)	$(4,221,077)	$(2,431,303)

	Nine Months Ended
	September 30,
	2013	2012
Property and equipment
United States	$438,686	$580,014
Republic of China (Taiwan)	12,525	31,095

	$451,211	$611,109

	Nine Months Ended
	September 30,
	2013	2012
Additions to long-lived assets
United States	$86,868	223,705
Republic of China (Taiwan)	(1,660)	11,884

	$85,208	235,589

	Nine Months Ended
	September 30,
	2013	2012
Inventory
United States	$51,955	$810
Republic of China (Taiwan)	156,178	106,766

	$208,133	$107,576

	Nine Months Ended
	September 30,
	2013	2012
Total Assets
United States	$2,467,126	$1,898,479
Republic of China (Taiwan)	2,154,036	1,924,128

	$4,621,162	$3,822,607

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

The Company has short term loans with two banks in Asia that bear interest from 3.24% to 5.82% During the third quarter, all short-term bank loans were paid off.

Note Payable, 10% interest per annum, maturing on December 7, 2013	$77,000
Note Payable, 10% interest per annum, maturing on December 20, 2013	10,000
Total Short-Term Debt	$87,000

The holder of the $77,000 note is entitled to subscribe for a purchase 7,000 warrant shares at an exercise price of $1.50 per share. The holder of the $10,000 note is entitled to subscribe for a purchase 909 warrant shares at an exercise price of $1.50 per share.

During the three months ended June 30, 2013, a $50,000 debenture was converted into shares of the Company’s common stock at a price of $1.00 per share. As a result, the Company recorded a loss on conversion of debt totaling $27,500.

During the three months ended March 31, 2013, a $45,000 note was extinguished, with $15,000 of principal being paid in cash and $30,000 of principal being converted into shares of the Company’s common stock at a price of $1.00. As a result, the Company recorded a loss from conversion of debt totaling $16,500.

NOTE 3	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the nine months ended September 30, 2013, the Company raised $5,459,501 in a private placement of shares ranging from $1.00 to a $1.10 per share. Costs associated with this raise totaled $540,150.

During the nine months ended September 30, 2013, the Company issued 80,000 shares of its common stock to consultants for services. The fair market value of these shares on their respective date of issuances totaled $122,000. As a result, the Company recorded non-cash compensation expense of $122,000.

During the nine months ended September 30, 2013, the Company issued a warrant to purchase 100,000 shares of its common stock at an exercise price of $1.65 per share. The warrant became fully vested at the time of issuance and expires ten years from the date of issuance. Using the Black Scholes pricing model, the warrant was valued at $60,075. As a result, the Company recorded non-cash compensation expense of $60,075.

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

Stock option transactions during the nine months ended September 30, 2013 were as follows:

	Nine months ended September 30, 2013
		Weighted -
		Average
	Shares	Exercise Price
Outstanding at Beginning of Year	5,038,512	$0.91
Granted	160,000	1.63
Exercised	(244,500)	-
Forfeited or Canceled	(155,000)	1.09
Outstanding at End of Period	4,799,012	0.93

Options Exercisable at Period-End	3,566,628	1.25
Weighted-Average Fair Value of Options Granted During the Period	$0.27

Information with respect to stock options outstanding and exercisable as of September 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	Sept. 30,	Contractual	Exercise	Sept. 30,	Exercise
Prices	2013	Life	Price	2013	Price
$ 0.10 - $1.80	4,799,012	8.2 Years	$0.93	3,566,628	$1.25

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

NOTE 5        RELATED PARTY TRANSACTIONS

On November 19, 2012, the Company entered into a convertible debenture agreement with Robert Gillen for $100,000. Under the original terms of the agreement, Interest is payable at 10% per annum, payable on the maturity date of May 19, 2013. The Company issued warrants to purchase 10,000 shares of the Company Stock, at an exercise price of $ 1.10. The debenture is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.10 per share. On May 19, 2013, the Company extended the maturity date of the convertible debenture to November 19, 2013.	100,000

Total Due to Related Parties	$100,000

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months and nine months ended September 30, 2013 and 2012, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 8,127,581 potential shares at September 30, 2013) were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012.

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Basic EPS
Net Loss	$(1,573,469)	(834,104)	$(4,339,409)	(2,477,583)
Weighted Average Shares	25,700,296	19,541,679	24,181,281	15,383,548
Basic and Diluted Loss Per Share	$(0.06)	$(0.04)	$(0.18)	$(0.15)

NOTE 7   SUBSEQUENT EVENTS

In October 2013, the Company sold 100,000 shares of Company Common Stock at a purchase price of $1.10 per share and 20,000 shares at a purchase price of $1.00 in two private placement transactions with one individual and one trust.

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

Results of Operations

Revenue. We recorded revenue of $568,918 for the three months ended September 30, 2013, compared to $381,173 for the three months ended September 30, 2012, an increase of $187,745 or 49%. In the third fiscal quarter of 2013, our recurring service revenue was $149,578 or 26% of revenue, and our equipment sales and installation revenue was $409,222 or 72% of revenue, compared to recurring service revenue of $129,329 or 34% of revenue, and equipment sales and installation revenue of $212,531 or 56% of revenue for the same period in 2012.

The increase in revenue was due to a number of new customers, introduction of MyXpressCam hosting service geared toward the consumer and small business market, and dedicated direct salesperson concentrating on MyXpressCam sales.

We recorded revenue of $1,978,306  for the nine months ended September 30, 2013, compared to $2,152,492 for the nine months ended September 30, 2012, a decrease of $174,186 or 8%. In the first nine months of 2013, our recurring service revenue was $476,410 or 24% of revenue, and our equipment sales and installation revenue was $1,467,044 or 74%  of revenue, compared to recurring service revenue of $476,391 or 22% of revenue, and equipment sales and installation revenue of $1,561,238 or 73% of revenue for the same fiscal period in 2012. The decrease in equipment sales and installation revenue was due to a small decrease in U.S. revenues as well as slightly lower revenues from our Taiwan subsidiary.

Cost of Revenue. Total cost of revenue was $471,992 (83% of revenues; gross margin of 17%) for the three months ended September 30, 2013, compared to $322,824 (85% of revenue; gross margin of 15%) for the three months ended September 30, 2012, an increase of $149,168 or 46%. The increase of cost of revenue and increase of gross margin was primarily due to the revenue mix being more concentrated on services, where gross margins are higher than on product sales.

Total cost of revenue was $1,667,665 (84% of revenues; gross margin of 16%)  for the nine months ended September 30, 2013, compared to $1,729,001 (80% of revenues; gross margin of 20%) for the nine months ended September 30, 2012, an decrease of $61,336 or 4%. The decrease in gross margin for the nine months ended September 30, 2013 was due to the revenue mix being more concentrated on product sales, where our margins are lower than on services revenues.

Operating Expenses. Operating expenses were $1,645,563 for the three months ended September 30, 2013, compared to $867,958 for the three months ended September 30, 2012, an increase of $777,605 or 90%.

Operating expenses were $4,531,718  for the nine months ended September 30, 2013, compared to $2,854,794 for the nine months ended September 30, 2012, an increase of $1,676,924 or 59%. The large increase in operating expenses in 2013 is primarily the increase in marketing efforts through tradeshows and advertising to spur and support further growth in the company’s future.

The increase in operating expenses both in Q3 2013 and YTD 2013 over comparable periods in 2012 was primarily related to investments in meeting the Company’s long-term corporate strategic goals, primarily in research and development combined with increased marketing expenses.

Loss from Operations. As a result of the increases in operating expenses, the loss from operations increased to $1,548,637 for the three months ended September 30, 2013, compared to $809,609 for the three months ended September 30, 2012, an increase in loss of $739,028 or 91%.

As a result of the overall increase in operating expenses and decrease in gross margin, the loss from operations increased to $4,221,077 for the nine months ended September 30, 2013, compared to $2,431,303 for the nine months ended September 30, 2012, an increase in loss of $1,789,774 or 74%.

Other Expense-Net. Other expense-net was $24,832 for the three months ended September 30, 2013, compared to $24,495 for the three months ended September 30, 2012, an increase of $337 or 1%.

Other expense-net was $118,332 for the nine months ended September 30, 2013, compared to $46,280 for the nine months ended September 30, 2012, an increase of $72,052 or 1.55% This is due to the loss from conversion of debt in 2013.

Net Loss. The increase of $739,365 or 89% in the net loss to $1,573,469 for the three months ended September 30, 2013, from $834,104 for the three months ended September 30, 2012, was primarily the effect of decreased revenue and increased operating expenses in 2013.

The increase of $1,861,826 or 75% in the net loss to $4,339,409  for the nine months ended September 30, 2013, from $2,477,583 for the nine months ended September 30, 2012, was primarily the effect of reduced gross profit and increased in operating expenses.

Liquidity and Capital Resources

On September 30, 2013, we had cash and cash equivalents of $773,739 in our domestic business and $308,614 on September 30, 2013 in our foreign business. The increase in cash from $114,462 as of December 31, 2012 was due to approximately $5.5 million in equity raise funding. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the nine months ended September 30, 2013, and for the nine months ended September 30, 2012, was $2,835,549 and $2,224,616 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in and provided by investing activities for the nine months ended September 30, 2013, and the nine months ended September 30, 2012, was $89,897 and $387,064 respectively. The large use of cash in investing activities in 2012 was due to increased capital expenditures to expand our infrastructure for a new major customer.

We have experienced significant operating losses since our inception. At December 31, 2012, we had approximately $19.3 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2012 or through the third quarter of 2013. Our operating loss carry forwards expire starting in 2025 and continuing through 2032.

We believe that our cash on hand as of September 30, 2013 is sufficient to meet our anticipated cash needs for working capital and capital expenditures for the near term. However, the Company has limited liquidity and has not yet established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. As a result, risk exists regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate greater revenues through increased sales and/or its ability to raise additional funds through the capital markets. The Company has engaged Source Capital, Inc. to serve as placement agent in connection with a private placement of up to $3.0 million in principal amount of Senior Convertible Debentures. No assurance can be given that the Company will be successful in these efforts.

Revenue from three customers represented approximately 59% of total revenues for the nine months ended September 30, 2013, and approximately 17% of total accounts receivable at September 30, 2013. No other customers represented greater than 10% of total revenues in the three months ended September 30, 2013. There are some customer receivables that have aged over 120 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our U.S. operation has no new customer receivables aged over 120 days. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, no allowance for doubtful accounts for this receivables was recorded this quarter with respect to our U.S. operations.

Our Taiwan operations through MegaSys have 93% of gross accounts receivables aged over 120 days as of September 30, 2013. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 47%, or $363,954, allowance for doubtful accounts as of the quarter ended September 30, 2013. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

The Company has a convertible debenture agreement with a maturity date of November 19, 2013 for $100,000. See Note 5.

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

Recent Developments

In October 2013, the Company engaged Source Capital, Inc. to serve as placement agent in connection with a planned private placement of up to $3.0 million in principal amount of Senior Convertible Debentures (the “Debenture Offering”).  The Company intends to conduct the Debenture Offering in accordance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  There can be no assurance that the Company will be successful in raising proceeds from the Debenture Offering.

In October 2013, the Company sold 100,000 shares of Company Common Stock at a purchase price of $1.10 per share and 20,000 shares at a purchase price of $1.00 in two private placement transactions with one individual and one trust.

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

Off Balance Sheet Arrangements . During the reporting period, the Company had no off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosures in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2013.

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

Segregation of Duties

As of September 30, 2013, the Company had two employees knowledgeable in SEC accounting and reporting. As a result, there is proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner. In addition, as our resources allow, we plan to add financial personnel to our management team in order to ensure proper segregation of the duties necessary for accurate and timely financial reporting.

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

In October 2013, the Company sold 100,000 shares of Company Common Stock at a purchase price of $1.10 per share and 20,000 shares at a purchase price of $1.00 in two private placement transactions with one individual and one trust.

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
101.1
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).**

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: November 14, 2013	BY:	/s/ David Ly
David Ly
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

	BY:	/s/ Brian Duling
Brian Duling
CFO (Chief Financial Officer)

