Form 10-K
period 2013-12-31
Iveda Solutions, Inc.
filed 2014-03-31
CIK 1397183

United States Securities and Exchange Commission
Washington , D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $32,377,404 as of the last business day of the registrant’s most recently completed fiscal quarter.

As of March 14, 2014, 26,757,012 shares of the registrant’s common stock were outstanding.

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

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 20 below that may cause actual results to differ materially.

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

All Company operations were conducted under the name IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation and Iveda Corporation changed its name to Iveda Solutions, Inc.

The Company’s principal executive offices are located at 1201 S. Alma School Rd., Suite 8500, Mesa, Arizona 85210.

                On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys). MegaSys was incorporated in the Republic of China (Taiwan) on July 5, 1999. MegaSys is in the business of design and manufacturing of central security management system products and providing security integration solutions. MegaSys specializes in deploying new and integrating existing video surveillance systems for airports, commercial buildings, government customers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MegaSys’ headquarters are located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd. ,Sanchong City, Taipei County 241, Taiwan (R.O.C.)

Business Operations

Overview

Iveda is an established and innovative company, delivering secure, open source and enterprise class managed video services by leveraging the power of cloud computing. The Company’s robust enterprise class video hosting architecture, utilizing data centers, allows scalability, flexibility, and centralized video management, access, and storage, without the burden of buying and maintaining software and equipment. Iveda’s customers simply log in online, access their cameras and begin watching live and/or recorded video data from anywhere in the world at any time using any Internet-enabled device. From one camera locally to hundreds around the world, each camera can be accessed from one secure login. Iveda delivers the true essence of video surveillance through cloud computing.

The Company’s open-source technology is interoperable with any existing camera system and enables multiple, simultaneous access without degradation of video quality. Utilizing video hosting technology, Iveda revolutionizes the functionality of security cameras, through a proactive real-time surveillance service rather than event or trigger-based system.

There are millions of security cameras in the U.S. today, a great majority of which run unmonitored. Oftentimes, they cannot be used to stop a crime in progress, and are merely observers keeping silent record of any illegal activity. Iveda takes security beyond boundaries by ensuring that each camera in its care remains under expertly-trained eyes. By placing a person behind the lens, a security camera goes from mute witness to active patroller, fully capable of police dispatch and assistance as events unfold. Officers can often be directed to the scene before a criminal has left the premises, leading to a higher arrest rate and greatly increasing the likelihood of recovering any stolen goods.

To management’s knowledge, at this time, Iveda is the only major provider of enterprise class real-time video surveillance in the U.S.

Iveda developed Sentir, a revolutionary Software as a Service video management platform, which enables companies such as telecommunications, cable, Internet, and other utility companies with subscribers already paying for monthly services, to offer cloud video surveillance services for additional recurring monthly revenue.

MegaSys, Iveda’s Taiwanese subsidiary, specializes in deploying video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MegaSys integrates security surveillance products, software and services to provide integrated security solutions to the end user. Most of MegaSys’s revenues are derived from one-time sales, which differs from Iveda’s business model of on-going video hosting, remote video storage, and real-time surveillance revenues. MegaSys does not own any proprietary technology or intellectual property other than certain trademarks in China and Taiwan used in its business. MegaSys serves as Iveda’s research and development arm, with in-house developers, as well as managing and directing its technology partner. MegaSys also manages relationships with manufacturers to find new devices to enable Iveda’s cloud video hosting services.

Historically, Iveda has derived revenues from security systems integration, equipment sales and installation, conversion of analog cameras to digital, and per hour, per camera service fees from video hosting and real-time surveillance. Additional revenues are derived from extended video storage and extended maintenance contracts. Iveda has grown only through direct sales of equipment/installation and video surveillance services through its direct sales team. Since June 2012, Iveda has been developing its indirect sales channel using independent agents and security integrators. Iveda has been in active communication with telecommunications companies in Asia and Africa and expects to sign an agreement with them for reselling of Iveda’s cloud video hosting services.  Iveda currently has a signed agreement with a Mexico-owned company based in the U.S. As the reseller channel matures, Iveda’s channel partners are expected to take over its equipment sales and installation functions, and help drive Iveda’s recurring service revenue.

After months of rigorous application and due diligence process, in April 2009, Iveda was approved as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation by the Department of Homeland Security (DHS). The designation gives the Company, its partners and customers certain liability protection. Iveda is the first and currently the only company, offering real-time IP video hosting and remote surveillance services with a SAFETY Act Designation.

In October 2009, the Company completed a reverse merger with a publicly traded company. The Company’s stock is now trading on the Over-The-Counter Bulletin Board (OTCBB) under the trading symbol “IVDA.”

In September 2010, Iveda acquired its first international customer. The Company is now providing IvedaOnBoard, its in-vehicle live streaming video service, and remote video storage to a government agency in Mexico.

In April, 2011, Iveda completed the acquisition of MEGAsys Taiwan. MEGAsys designs and manufactures electronic security and surveillance products, software, and services. MEGAsys was founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda leverages MEGAsys’ relationships with manufacturing and software companies in Asia, potentially reducing costs and improving services and capabilities. The acquisition also opens doors to the Asian market.

In October 2011, Iveda signed a strategic collaboration agreement with Telmex, U.S.A., a subsidiary of the Mexico-based Telmex, the 4th largest telecommunications company in the world. Telmex has presence in the U.S., Latin America, Europe, and Africa. Iveda has developed a product, ideal for Telmex’ millions of subscribers in the U.S. and Mexico.

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

What management believes has been missing from the industry is a proactive security solution that will deter crime and help the police catch criminals in the act; not merely through using video data as an after-the-fact investigative tool for solving a crime. This security solution requires a company that can competently provide superior security systems and video communications via IP-based networks.

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

In collaboration with Pinkerton/Securitas, Iveda conducted a successful pilot of IvedaPinpoint at the 2012 G8/NATO meeting in Chicago. IvedaPinpoint was integrated into Pinkerton's Vigilance incident & trend data monitoring system, its cloud-based, 24/7 situational awareness and risk aggregation service that gathers data and evaluates threats.

Applications for IvedaPinpoint range from safe city, executive protection, facility protection, border protection, supply chain security, transportation, utilities, federal and local governments. When a user clicks on a “Pinpoint” the live video of the camera will appear.

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

Products

Iveda’s core competency is based on its cloud-video management platform. Iveda focuses on recurring service revenue, but the Company also sells and integrates products to enable Iveda’s services.

VEMO
 VEMO is an in-vehicle video surveillance system enabled for IvedaOnBoard, the Company’s mobile streaming video hosting service. Live and recorded video from vehicles are hosted in the cloud and centrally managed. Videos can be viewed in one dashboard, including a map-based user interface for tracking current location of vehicles using VEMO’s GPS. VEMO and IvedaOnBoard are the first fully integrated in-vehicle surveillance system streaming live to the cloud. VEMO is ideal for law enforcement, school buses, commercial transportation, and emergency response vehicles where visibility of ongoing events is crucial. VEMO and IvedaOnBoard was named one of the top 30 2013 Technology Innovations by Security Sales & Integration magazine.

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

Zee

Zee cameras are enabled for IvedaXpress cloud-managed video hosting service. These are inexpensive, plug and play IP cameras. Especially designed with consumers and small businesses in mind, IvedaXpress eliminates the many hours of network setup and upkeep. With IvedaXpress, Zee cameras in numerous locations may be accessed on one online dashboard on virtually any Internet-enabled smartphone, tablet or computer, wherever you are in the world. The solution provides an inexpensive and easy to install enterprise-level video surveillance solution for home, office or business. The Zee camera line includes indoor, outdoor, fixed, and PT (Pan/Tilt) cameras. Zee and IvedaXpress are what Iveda offers to telecommunications companies for reselling to their customer base. Contract negotiations are currently in progress with a number of these companies.

A major Taiwanese TV manufacturer, who has the third largest market share in Taiwan, recently partnered with Iveda to bundle Zee and integrate Sentir software into their Smart TVs. The new partner has purchased several hundred Zee cameras for distribution through its 600 franchise dealers. Other distribution channels include TV shopping networks, malls, online stores and retail stores. The Company started in Taiwan and intends to expand in the U.S. and other countries.

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

Surveillance Equipment Installation and System Integration

Iveda partners with security integrators with expertise in full deployment of new IP-based video surveillance systems and converting existing analog or CCTV systems to IP-based systems. Iveda designs, recommends, sells video surveillance systems to enable video hosting, real-time surveillance services, and mobile video services and Iveda works with security integrators to install the system.

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

Using cloud computing is a better way to consolidate surveillance video, especially if it is coming from disparate geographic locations or facilities. Instead of running multiple digital video recorder (DVR) and software (NVR), the video is centrally hosted at a data center and the user accesses it using a Web browser. This is sometimes referred to as Managed Video as a Service (MVaaS), or Video Surveillance as a Service (VSaaS). When surveillance video is in the cloud, the user logs in through any Internet-accessible device, wherever the user may be. The user does not need to install proprietary software or worry about safety of recorded video. Everything is hosted and recorded remotely and can be accessed 24/7 using a web browser.

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

Network Camera IP-Based Technology. Network camera IP-based technology is the core of Iveda’s security solution. The cameras Iveda utilizes are not typical Web cams or CCTV. They are all mini computers with enabled Web servers. Each camera has the capability of becoming its own Web site on the Internet, which allows Iveda’s intervention specialists to log into each camera and control the cameras’ operation. When combined with “PTZ” (pan, tilt, zoom) cameras, the intervention specialist can make the camera pan, tilt, zoom or rotate as needed remotely. Clients can also log into each camera through Iveda’s web access tool, and can view the images in real time, 24/7. The software that powers the camera technology is generally open source, which allows Iveda to develop unique applications in the future to service a wide variety of industries and clients.

Security. Iveda anticipates its customers’ video networks, which will include a variety of public sector security applications, will be high-value targets for criminals. As a result, Iveda’s network security standards must be and are very high, meeting standards used by banks in providing online banking services.

As the leading online surveillance provider, the security of surveillance video is always a priority at Iveda, committed to implementing stringent measures to ensure data stays secure. Multiple layers of network redundancy ensure the security of video assets. Every critical network component within the Iveda’ Cloud is redundant; including a second copy of video to ensure stability, uptime, and that video is not lost.

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

• Video can be used for evidence in court

• Regular updated site details

• Specially-trained intervention specialists

• Direct visual link can be sent via email to police instantly

Sentir
Sentir is a Software as a Service (SaaS) video management platform with proprietary video streaming and storage technology. It offers the video surveillance functionality of traditional security industry DVR and NVR, all delivered from the cloud as an application. Most of Sentir’s applications run from a Web browser without software installation or download. Sentir eliminates infrastructure management, maintenance, and support because every aspect of IP video system is managed by the service provider – from video applications, runtime, middleware, operating system, virtualization, servers, storage, and networking. Sentir provides video surveillance without additional hardware; cameras, power, and an Internet connection are all the user needs.

What’s Unique about Sentir

Any camera brand that is enabled for cloud with Sentir will have plug and play capabilities. As everything is web provisioned, camera and account setup and configuration are simple. No more technical or IT guy required.

Unlike traditional NVR software which is conventionally sold as a perpetual license with a large up-front cost, Sentir is priced by application using a revenue share subscription fee, most commonly a monthly or an annual fee per camera or device. Certain feature upgrades and additional duration of storage are available a la carte, providing total end-user flexibility and control of budget.

Sentir is a True Cloud Computing Platform

In recent years, there has been a move by traditional NVR software companies to position their solutions as “Cloud Computing” which generally do not qualify by the true definition of Cloud Computing, also known as cloud-washing.

Similar to other true Cloud Computing solutions, Sentir bears the same generally accepted definitions of Cloud Computing with defined characteristics such as Sentir being commercially accessible over the web, software is managed from a central location, “one to many” delivery model, users are not required to handle software upgrades and patches, and API availability for integration between different pieces of software. Sentir is true Cloud, delivered over the Internet. Customers are provided a license to use Sentir applications on a per device basis, either as a service on demand through a subscription or a pay-as-you-go model. To add another level of uniqueness and differentiation from current industry solutions, Sentir has integrated cloud storage management technology so that customers do not need to add another layer of expense by needing a separate storage solution to manage all their growing video data.  Sentir has a built in software-defined storage technology designed with Big Data in mind.

Sentir’s Clustered Cloud Storage System

Clustered NAS (network-attached storage) can provide flexible expansion in capacity, even better in synchronously extending system performance and availability.  When more nodes in the cluster are added, performance improves, and storage system space increases. Through clustering system and distributed file systems, multiple NAS controller can be combined as a whole. With parallel processing and load balancing mechanisms, best use of processor performance and disk space on all nodes can be achieved.

Due to the characteristics of clustered NAS itself, the system will continue operating even when some of the nodes crash and will not cause the system to shut down. This uninterrupted service storage system will greatly reduce the possibility of data loss. While traditional low-level NAS can only support 50-terabyte file system, clustered NAS file system can support petabyte level of file system, significantly reducing design complexity of the parent application and further improving system availability, stability, and scalability of the upper layer software.

Pricing Strategy

Iveda’s cloud video hosting solutions provide a less expensive alternative to typical CCTV/DVR solutions and live security guards. Iveda can affordably upgrade a standard CCTV system to an Internet-based surveillance system, through digital conversion. As a result of all of these factors, Iveda has removed several cost barriers for its customers.

•	Less capital expenditure. Other than cameras, no hardware or software to install.
•	Less operating expense, reduces overhead. No infrastructure to maintain and replace.
•	Reduced false alarm costs that are historically high for alarm-based security solutions.
•	No costly Virtual Private Network (VPN) required to link multiple cameras.
•	Integrating the customer’s existing cameras into its solution, reducing the high cost of purchasing and installing new cameras

Iveda has developed a pricing model for its products and services that will allow its resellers an attractive profit margin from residual revenues while allowing Iveda to garner about 60% profit margin when its video hosting infrastructure is fully utilized.

Equipment Sales and Installation. Iveda has historically realized a gross margin of 10% to 50% on equipment sales. Iveda does not manufacture any of the components used in its video surveillance services business. Due to the general availability of the components, Iveda is able to obtain the components of its systems from a number of different sources and to supply its customers with the latest technology generally available in the industry. Iveda has recently partnered with reputable camera manufacturers in Taiwan, leveraging relationships of its subsidiary in Taiwan, to integrate Iveda’s cloud video hosting services. This enables Iveda to offer least expensive camera systems, making it more affordable and therefore enabling Iveda to offer it to more customers, while increasing its gross margin.

Iveda sells equipment directly to end users and utilize integrators or other third parties for installation. Iveda also sells equipment to its resellers at a discount for reselling to the end user.

Cloud Video Hosting and Remote Surveillance. Upon full utilization of the current video hosting infrastructure, gross margin may improve. Software enhancements will enable intervention specialists to monitor more cameras at the same time, and  the cost of bandwidth drops with increased usage. Iveda compensates intervention specialists well and has historically attracted and retained high-quality and loyal employees, thus reducing the cost of turnover and training.

Video Data Storage.
One day of video storage is provided free of charge with hosting service and seven days with real-time surveillance. The customer pays an additional fee for each additional day of storage.

Maintenance Agreement. In the past, Iveda charged an additional 25% to 48% of the total equipment cost for an optional maintenance contract, payable upfront. Iveda’s maintenance agreement would cover what is not covered by the typical camera manufacturer’s 3-year warranty. Government customers typically request this contract.

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

Customers

Iveda sells equipment to its resellers at a discount and in turn they sell the equipment to the end user. Businesses that used Iveda’s solutions in 2013 included banks, storage facilities, homeowner associations, law enforcement, food processing plants, public pools and parks, and government agencies in Mexico and Asia. In 2013, the New Taipei City police department accounts for  39% of the Company’s overall revenue.

There are a large number of industries that could potentially benefit from Iveda’s video hosting, in-vehicle mobile video, and real-time surveillance services. As Iveda grows and increases public awareness of its services, it believes that it will acquire customers from a wide variety of industries.

The following is a sample list of the Company’s video surveillance service customers over the prior two years.

•	Arcus Capital
•	American Security & Investigations
•	City of El Mirage
•	City of Mesa
•	Farnsworth Realty
•	Glendale Police, CA
•	Green Valley Agriculture and Turf
•	Mexican Government
•	Pacific Coast Producers
•	Porsche Dealership
•	San Diego Police Department
•	San Joaquin County Public Works
•	Sunland Storage
•	Sunol Golf Course
•	United Road Towing
•	Watermark Community
•	West Valley Child Crisis

The following is a sample list of SafeCiti, equipment sales, and systems integration customers over the prior two years:

• City of Glendale, CA
• Sui Industry
• New Taipei City Police Department
• Taiwan Stock Exchange
• Ystarding
• Taiwan Energy Systems
• Taoyuan County Council
• The Tivoli Cable Engineering
• Zhongxing
• Futai
• Secom Taipei

Market Segmentation

Iveda views the following markets as its primary target markets:

•	Consumers and small businesses through their current telecom and data center providers
•	Companies who wish to save on traditional security services, while maintaining live surveillance of their properties.
•	Customers who wish to integrate or enable an existing video surveillance system for hosted video and remote surveillance.
•	Real-time, in-vehicle streaming video accessibility for operational efficiency for transportation management and traffic safety.
•	Educational institutions that want to integrate surveillance systems in their facilities.
•	Security and remote surveillance of school playground areas, corridors, halls and classrooms.
•	Municipalities for Safe City projects.

Business Strategy

Iveda is implementing the following business strategy:

•	Reseller and Distribution Channel:
o	Actively engage with telecommunications companies in Asia, Mexico, and Africa for fast go-to-market cloud-hosted services
o	Provide assistance to its growing reseller channel distribution to utilize resellers’ camera installed base and thereby seek to increase Iveda’s video surveillance subscribers.
o	Provide co-op marketing funds to resellers to promote Iveda products and services

•	Marketing:
o	Expand online marketing and non-traditional viral marketing.
o	Participate in vertical and technology tradeshows.
o	Produce online and printed sales and marketing materials for end users and resellers.
o	Implement and manage PR and marketing campaigns.
o	Work with research firms on independent case studies, industry research, and white papers.
o	Enhance search engine optimization (SEO) of the Company’s websites.
o	Expand online marketing, specifically Google Adwords and banner ads on website of tradeshows Iveda will exhibit in.

•	Infrastructure/Security/Operations/R&D :
o	Develop new products with technology partners in India and Asia to enhance and enable Iveda’s video surveillance services.
o	Incorporate another layer of security to Iveda’s edge devices to further enhance the value of Iveda’s products and services.
o	Fund in-house development of software for Iveda’s backend that may be patentable.
o	Fund backend equipment/hardware and software to demonstrate Iveda’s system capabilities to prospective enterprise clients (white label demos).
o	Qualify Iveda on safety and cyber security compliance requirements for government standards and expectations as well as fulfill customer commitment to be as secure as possible to garner customer trust and loyalty.
o	Provide a test lab environment which includes dedicated equipment and resources for further customer application testing, development and enhancements as well as new product and/or system evaluation.

•	International Business Development:
o	Form business alliances with overseas companies for revenue generation.
o	Fund customer demo meetings and presentations abroad.
o	Leverage MEGAsys relationships with developers and manufacturing companies in Asia for cost reductions.

o	Leverage MEGAsys’ acquisition to establish presence and access to the Asian market to implement Iveda’s recurring revenue model.

•	Mergers and Acquisition
o	Identify companies in Asia with broad market reach.
o	Explore companies with business and technologies that are complementary to ours.

Sales Strategy

In the last three years, Iveda’s activities were geared toward building its global strategy, starting with its acquisition of MEGAsys, which was completed on April 30, 2011. The Company hired a senior vice president of global sales and support to build and manage domestic and international sales.

Historically, Iveda generated sales through its direct sales force. In June 2012, Iveda transitioned to an indirect sales channel using manufacturer’s representatives with security integrators that serve as their feet-on-the-street salesforce. Most security technology products are sold through this channel.  Iveda believed that rep firms and security integrators would leverage their existing customer base, many of which already have cameras installed, and provide cloud-hosting services. Iveda built necessary sales and marketing tools to support the indirect sales channel including training modules, partner portal, demo program, datasheets, and co-op program. Iveda also transitioned its small direct sales team to channel sales managers and hired new members to the team with expertise in managing and developing indirect sales channel.

In 2013, Iveda carefully evaluated the rep program and decided to cancel the program for non-performance. Iveda is still working with a few security integrators and since then has rebuilt the sales team with direct salesforce.  Iveda has also reassigned one of its sales executives to concentrate on sales to government and enterprises and another to concentrate on international sales and distribution. The Company is also actively seeking partnerships with telecommunications companies around the world for faster mass adoption of Iveda’s cloud video hosting services. Management believes that once this indirect sales channel matures, it will expedite securing a larger percentage of the market by leveraging its customer base.

The Iveda Reseller Program is designed to build a community of dedicated Iveda partners to help realize its vision, while providing them with additional revenue streams and boosting their competitive edge by offering a security solution that makes sense. Iveda believes that the active partnerships between Iveda and its resellers will assist them in capturing market share before competitors are able to move into the market. The reseller receives a certain discount off MSRP for reselling Iveda’s services. The reseller may decide to attain an even higher margin by charging its customers above MSRP.

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

Law Enforcement and Government Contracts

In 2013, Iveda sold approximately $26,888 in products and services to law enforcement, cities and municipalities in the U.S. and approximately $1,309,175 in Taiwan. In 2010 Iveda began servicing a government agency in Mexico which has opened doors for Iveda with other law enforcement agencies to implement Iveda’s services. Iveda sold $250,241 to this agency in 2013. Iveda has already earned “preferred vendor” status from its existing police department customer as well as from the United States Department of Homeland Security (DHS).

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

 Marketing Strategy

Over the years, Iveda has not sustained ongoing public relations and marketing campaigns due to limited resources. Limited marketing activities have not generated considerable amount of leads for sales. Marketing budget was not sufficient to launch an early-adopter product into the marketplace. In 2013, Iveda participated in vertical and industry tradeshows and conducted local advertising campaign for its small business product offering.

Iveda has a small team of in-house marketing and graphic design professionals. This enables Iveda to produce on demand marketing materials using all kinds of media including print, online, video, and large formats.

Public Relations

Over the years, Iveda has established a powerful brand within the security industry. Its CEO has spoken at security events and have been interviewed by many trade publications and talk shows on television as an expert in security and cloud video surveillance. Iveda continues to generate media interest whenever it sends out a press release, averaging over 200 verbatim clips, over 100 headline clips, and up to 2000 page views. The Company is internally managing its PR efforts, including proactively pitching Iveda products and services to trade magazines and working with partners and customers for joint press releases and case studies. The Company’s internal PR efforts have proved to be more effective than utilizing a PR agency. The Company’s press room section of its website contains articles, interviews, and other media coverage, which demonstrates the success of its PR efforts.

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

Website

Iveda’s marketing campaign starts with its website, which was redesigned and updated late last year. The Company has laid the groundwork for this strategy by investing a lot of search engine optimization (SEO) development time on the Company’s website. As a result, the Company’s search ranking on Google and other search engines on certain key words have dramatically climbed to top 5 search results. Monthly average web traffic increased by 200% from 2012 and 97% before the website revamp. A great majority of sales leads come from random searches of people looking for video hosting, cloud-based surveillance, in-vehicle surveillance, or real-time remote surveillance solutions. Iveda will continue to improve and optimize its website.

Collateral

Iveda has developed a wide array of marketing materials to highlight the Company’s products, services, technology, and capabilities. The various pieces cater to all kinds of audiences: potential customers, partners, investors, and employees.

Online Marketing

Instead of more traditional print advertising, Iveda invested in online banner advertising on security technology websites and vertical market websites with application-specific messaging and allocated a significant amount of its online marketing budget on Google Adwords pay-per-click campaign. According to a recent study by Performics and ROI Research, 75% of shoppers use search engines to research products and services. The Company has added a feature for web visitors to be able to download datasheets of products and services they are interested in,  after they provide their contact information. Iveda will continue to adjust its Google Adwords campaign to maximize its online marketing budget for higher conversions to leads.

Social Media

With the proliferation of social media as a new marketing vehicle, Iveda has established Facebook, Twitter, and Linkedin presence. Iveda uses these social media sites as another distribution channel for its press releases and event participation announcements. Management expects that these sites will generate online buzz about the Company, which will increase the Company’s followers, and website traffic. The Company anticipates these activities to fuel lead generation and increase brand awareness. Iveda will also explore webinars which has started to become a popular sales and marketing vehicle to promote products and services.

                The Company will continue its internal PR activities, including following editorial calendars of various trade and vertical publications, seeking speaking engagements for the CEO to reach specific captive audience at a tradeshow or event, and writing articles relevant to the Company’s interests.

Tradeshows

Iveda intends to allocate approximately 30% of its marketing budget in tradeshow participation. Tradeshows are still very effective in generating hundreds of leads during a 2 or 3-day event, amongst a captive audience who are influencers or decision makers.

Iveda’s primary goals for exhibiting at tradeshows are to generate leads for sales and build brand in the process. Iveda will identify vertical tradeshows, where the Company’s services may be of high interest to both exhibitors and attendees (e.g., law enforcement, government, self-storage, hospitality). These will be local and regional tradeshows, plus one big national industry tradeshow.

Iveda will exhibit at International Security Convention West (ISC West) in April 2014. The show is the biggest security technology show with over 1000 companies exhibiting. Attendees include security integrators and end users. This is Iveda’s second year participating. Iveda has entered VEMO with IvedaOnboard for the New Product Showcase competition. This will provide a lot of exposure for the Company before, during, and after the show. Iveda will also use ISC West to launch Sentir.

In addition, Iveda plans to attend major industry functions and pursue various key speaking opportunities to further spread the cost savings and customer convenience of the services provided by Iveda.

Other Information

Proprietary Rights. Iveda regards certain aspects of its internal operations, products and documentation as proprietary, and relies on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect proprietary information. The Company does not currently hold any patents, but has certain exclusive right to relevant patents discussed below.

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

In November 2012, Iveda signed a cooperation agreement with Industrial Technology Research Institute (ITRI). ITRI is a research and development organization based in Taiwan. Iveda and ITRI have been co-developing cloud-video services called Sentir. ITRI has given Iveda exclusive license to relevant patents being used in the development. Iveda will have exclusive rights to the products and services being co-developed. Some of these products will be shown at the ISC West Show in April 2014.

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

Employees. As of the date of this report, Iveda has 33 employees in the US and 17 in Taiwan. The Company’s future success will depend, in part, on its ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel. From time to time, the Company employs independent consultants or contractors to support its development, marketing, sales and support and administrative needs. The Company’s employees are not represented by any collective bargaining unit.

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

Competition

Video Hosting Service

Iveda offers cloud-based enterprise-class and consumer-class video hosting services. Consumer-class video hosting normally provides proprietary cameras and software. Typically, only one streaming video access is allowed at one time. This kind of solution is generally not robust enough for commercial or enterprise-level video hosting solution. Iveda has direct competitors with our consumer-class video hosting service (IvedaXpress) including Genetec, Dropcam, byRemote, Envysion, VueZone, and SmartVue. Iveda differentiates its products and services by using its enterprise-class IP infrastructure, which allows us to manage a large number of cameras, in our consumer service offerings. Our infrastructure features high availability and redundancy. We manage our own datacenter and we have end-to-end level of security from the servers hosting our video to edge devices (i.e., cameras and video encoders).

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

Management believes that Iveda is the only company providing enterprise-class real-time remote video surveillance in the United States as of the date of this report. The majority of monitoring companies review camera monitors after an electronic alarm has been triggered. Iveda uses specialized software analytics that allow intervention specialists to monitor customer properties and respond to incidents in real time. This technology offers configurable view-zones, programmable movement direction, and pattern-recognition to a particular user. The Company also has an in-house database management system that allows intervention specialists to record every event. This system generates a Daily Surveillance Report (DSR), emailed to the customer at the end of the surveillance shift.

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

Available Information

The Company electronically files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (the “SEC”). These reports can be obtained by accessing the SEC’s website at www.sec.gov. The public can also obtain copies by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm or by calling the SEC at 1-800-SEC-0330. The Company has two websites located at www.ivedasolutions.com or www.iveda.com and www.ivedaxpress.com. Information contained on the Company’s websites are not a part of this report.

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

Risk Factors Involving Our Business

Iveda’s Financial Statements Contain A Going Concern Opinion.

Iveda’s financial statements included with this report were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the Audit Report on the Financial Statements for the year ended December 31, 2013 and Note 1 to those Financial Statements). Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved. There can be no assurance that we will be able to raise sufficient additional capital to continue our operations.

Iveda Needs to Raise Significant Additional Funding.

At Iveda’s current estimated burn rate, Iveda has sufficient capital to continue its operations for only a short period of time. Accordingly, Iveda must raise capital to continue as a going concern. The Board of Directors approved the Company to engage with an investment banker to act as the Company’s financial and capital markets advisor to seek to raise up to $30 million in long term financing. In December 2013, the Board of Directors also approved the Company to raise up to $3.6 million in bridge financing through the sale of Convertible Debentures (the “Debenture Financing”) in advance of the long term financing. As of March 14, 2014, the Company has raised $1,735,000 through the Debenture Financing. There can be no assurance that Iveda can raise sufficient funding to continue as a going concern or to  operate profitably. Any inability to obtain additional financing when needed could require Iveda to significantly curtail or cease operations.

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

Iveda Depends On Certain Key Personnel.

Iveda’s future success will be dependent on the efforts of key management personnel, particularly David Ly, Iveda’s Chairman and CEO, Robert Brilon, Iveda’s President and CFO, Luz Berg, Iveda’s COO and CMO, Alex Kuo, Chief Strategy Officer, and Richard Gibson, SVP of Global Sales & Support, each of whom is employed at will by Iveda. Mr. Ly’s relationships within Iveda’s industry are vital to Iveda’s continued operations, and if Mr. Ly were no longer actively involved with Iveda, Iveda would likely be unable to continue its operations. Iveda has obtained key man insurance on Mr. Ly in the amount of $1 million. The loss of one or more of Iveda’s other key employees could also have a material adverse effect on Iveda’s business, results of operations and financial condition.

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

Iveda is targeting the sale of its security and surveillance products and services to the following primary customer groups: commercial entities, educational facilities, golf courses, gated residential communities, automotive lots, small unattended businesses, construction sites, municipalities, government, and law enforcement. Iveda has based its strategy to target these consumers on a number of assumptions, some or all of which could prove to be incorrect.

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

While Iveda is able to convert closed-circuit television CCTV and analog systems for use with Iveda’s monitoring services, certain systems may not be convertible in the future, and to the extent that customers prefer to install these systems, it would be more difficult to sell Iveda’s services since customers would be required to spend additional funds to acquire new cameras that Iveda would be able to monitor.

Customer Concentration—A Relatively Small Number of Key Customers Account For a Significant Portion of our Revenues.

Historically, a significant portion of our revenue has come from a limited number of key customers. For instance, in 2012, the New Taipei City police department accounted for 69% of the Company’s overall revenue.

Revenue from three customers represented approximately 54% of total revenues for the twelve months ended December 31, 2013, and 0% of total accounts receivable at December 31, 2013. If we were to lose a key customer, or experience a delay or cancellation of a significant order, or incur a significant decrease in the level of purchases from a key customer, or experience difficulty in collecting amounts due from a key customer, our net revenues could decline and our operating results could be reduced materially. There can be no guarantee that we will be able to sustain our revenue levels from our key customers. Our Taiwan operations, through MegaSys, have 90% of gross accounts receivables aged over 120 days as of December 31, 2013. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 57%, or $465,933, allowance for doubtful accounts as of the quarter ended December 31, 2013. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

Iveda Depends On Third Party Manufacturers And Suppliers For The Products It Sells.

Iveda has relationships with a number of third party manufacturers and suppliers for the supply of all the hardware components of Iveda’s products. Iveda has signed reseller and development partner agreements with Axis Communications and Milestone. Iveda also has direct relationship with camera manufacturers in Taiwan for new camera systems introduced in 2013. For customers in Taiwan, its subsidiary purchases equipment locally.and software from its partner company in Hong Kong. Risks associated with Iveda’s dependence upon third party manufacturing relationships include: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of Iveda’s intellectual property. Although Iveda depends on third party manufacturers and suppliers for products it sells, risks are minimized because it does not depend on one manufacturer and supplier. It utilizes an open platform, which means that in order to deliver its services, it does not discriminate based on camera brand or manufacturer and its services can be used with a wide array of products.

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

Iveda is continually expanding and enhancing its technology and network infrastructure and other technologies to accommodate increases in the volume of traffic on its network and the overall size of its customer base. Iveda may be unsuccessful in these efforts or Iveda may be unable to project accurately the rate or timing of these increases. The data centers that Iveda currently uses have significant additional bandwidth available should Iveda need it for expanding its operations. Approximately three to four weeks elapses between signing a new customer and commencing hosting and/or surveillance of that customer’s cameras, which provides Iveda with what management believes to be sufficient time to acquire additional bandwidth if needed. However, Iveda’s failure, or Iveda’s suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for Iveda’s services.

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

The Company Is Subject To Certain Risks Inherent In Managing And Operating Businesses In Many Different Foreign Jurisdictions.

The Company has significant international operations, including operations in Mexico and Asia. There are risks inherent in operating and selling products and services internationally, including: different regulatory environments and reimbursement systems; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; foreign customers who may have longer payment cycles than customers in the United States; fluctuations in foreign currency exchange rates; tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements; the imposition of tariffs, exchange controls or other trade restrictions; general economic and political conditions in countries where the Company operates or where the Company’s customers reside; government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash; potential adverse tax consequences; security concerns and potential business interruption risks associated with political or social unrest in foreign countries where the Company's facilities or assets are located; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries; required compliance with a variety of foreign laws and regulations; and differing customer preferences. The factors described above may have a material adverse effect on the Company’s business and results of operations.

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

Risks Related to Iveda’s Intellectual Property

Iveda Could Incur Substantial Costs Defending Against Claims That Its Products Infringe On The Proprietary Rights Of Others.

Iveda does not have any patents. The scope of any intellectual property rights that Iveda has is uncertain and may not be sufficient to prevent infringement claims against Iveda or claims that Iveda has violated the intellectual property rights of third parties. Iveda was named as a defendant in two patent-related lawsuits, both of which have been settled.

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

Risks Related to the Debenture Financing

We May Have Difficulty Obtaining The Necessary Funds To Make Cash Payments of the Principal and Interest on the Debentures When Due.

 If we are unable to raise new capital or generate a higher level of revenues, we may be unable to repay the Debentures in cash. Although Debentures are convertible into our common stock at a conversion rate of $1.50 per share, the value of our common stock could be substantially lower at the time of a conversion. In addition, if we are unable to repay the Debentures in cash, new investors may be reluctant to fund new capital to the Company. Furthermore, as a result of any conversion in lieu of a cash repayment, the ownership percentage of our then-existing shareholders would be reduced, and the value of the shares held by these shareholders could be diluted, which could adversely affect the price of our stock.

                As a Result of the Sale of the Debentures, We Will Have a Substantially Greater Amount of Long Term Debt Than We Have Maintained in the Past.

 As a result of the sale of the Debentures, we will have a substantially greater amount of long term debt. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

The Conversion of the Debentures and the Exercise of the Warrants Will Dilute the Ownership Interest of Existing Stockholders, Including Holders Who Had Previously Converted Their Debentures or Exercised Their Warrants.

The conversion of some or all of the Debentures and the exercise of some or all of the warrants issued in the Debenture Financing will dilute the ownership interests of existing stockholders, including holders who had previously converted their Debentures or exercised such warrants. Any sales in the public market of any common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of our common stock.

Risk Factors Involved In Being a Public Company

Our Shares Are “Penny Stock.”

In general, “penny stock” includes securities of companies which are not listed on the principal stock exchanges and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6 million in the last three years. As “penny stock,” Iveda’s stock is subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell Iveda’s stock, and therefore may adversely affect Iveda stockholders’ ability to sell the stock in the public market.

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

ITEM 2. PROPERTIES

Iveda’s executive offices are located at 1201 S. Alma School Rd., Suite 8500, Mesa, Arizona 85210, where the Company currently leases approximately 5,779 square feet of office space for approximately $8,700 per month from Mesa Financial Plaza Investors, LLC. The lease expires in October 2016. The Company is not affiliated with its lessor. Although the Company believes that its current facilities are adequate for the foreseeable future, additional office space may be needed as additional employees are hired. The Company’s current building has the fiber necessary for the Company’s projected bandwidth requirements and it has significant additional space available for additional employees and remote monitoring stations.

The Company has a three-year data center services agreement with i/o Data Center datacenter (highest industry rating) in Phoenix and Scottsdale, Arizona. The agreement commenced on October 1, 2011. Iveda is not affiliated with i/o Data Center.

The Company also signed a three-year data center services agreement with Phoenix NAP, LLC on March 22, 2012 in Phoenix, Arizona.

The Company’s management believes that all facilities occupied by the Company are adequate for present requirements and that the Company’s current equipment is in good condition and is suitable for the operations involved.

MegaSys’s executive offices are located at 2F, -15, No. 14, Lane 609, Sec. 5 Chongxin Rd., Sanchong City, Taipei, County 241, Taiwan (R.O.C.), where the Company currently leases two suites totaling approximately 4,838 square feet of office space for $2,378 per month. The leases expire in June and July 2014. The Company is not affiliated with its lessor. Although the Company believes that its current facilities are adequate for the foreseeable future, additional office space may be needed as additional employees are hired.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable

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

2014	High Bid	Low Bid

Quarter Ended March 31, 2014 (through March 14, 2014)	$1.80	$1.50

2013	High Bid	Low Bid

Quarter Ended December 31, 2013	$2.30	$1.50
Quarter Ended September 30, 2013	$1.80	$1.01
Quarter Ended June 30, 2013	$2.25	$1.01
Quarter Ended March 31, 2013	$2.00	$1.30

2012	High Bid	Low Bid

Quarter Ended December 31, 2012	$1.25		$1.00
Quarter Ended September 30, 2012	$1.20	$	..95
Quarter Ended June 30, 2012	$1.25	$	..99
Quarter Ended March 31, 2012	$1.50	$	..97

There is limited trading activity in Iveda’s securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of March 14, 2014, we had 26,757,012 shares of our common stock outstanding held by 242 shareholders of record, exclusive of shares held in street name. We have no preferred stock outstanding.

Dividends

Iveda has never paid cash dividends on its capital stock. Iveda currently intends to retain all earnings, if any, to finance the growth and development of its business. Iveda does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

On October 15, 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate number of shares issuable under the plan of One Million Five Hundred Thousand (1,500,000) shares. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 Option plans under Iveda Corporation after the merger with Charmed Homes. As of December 31, 2013, options to purchase 927,539 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, the Company adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of the Company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares and in 2012, the plan was further amended to increase the maximum number of shares that may be issued under the 2010 Option Plan to 13,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 2, 2010, June 24, 2011, and December 4, 2013. As of December 31, 2013, options to purchase 2,922,078 shares were outstanding under the 2010 Option Plan.

The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2013, warrants to purchase 3,745,005 shares of common stock were outstanding, all of which were issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for future
	outstanding options,	outstanding options,	issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by shareholders	5,693,322	$1.07	8,234,217
Equity compensation plans not approved by shareholders	3,745,005	$ ..97	-
Total	9,438,327	$1.03	8,234,217

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2013, the Company sold the following equity securities that were not registered under the Securities Act:

From December 12 to December 24, 2013, the Company issued an aggregate of $425,000 of senior convertible debentures ("Debentures"), together with 38,636 warrants to purchase shares of common stock at an exercise price of $1.65 per share ("Warrants"). In connection with this private placement of Debentures and Warrants, the Company paid an aggregate selling commissions of $42,500. The Debentures bear interest at a rate of 9.5% per year; the interest accrues but is not paid until six months after the date of issuance and then is paid monthly thereafter. The Debentures are due and payable three years after the date of issuance. The Debentures may be converted, at any time before maturity, at the option of the holder, into shares of common stock at the conversion price of $1.50 per share. The Warrants are exercisable for five years after the date of issuance. The Company relied on exemptions from registration from the Securities Act provided by Rule 506 of Regulation D thereunder, based on representations and warranties provided by each purchaser in the subscription agreement between the Company and such purchaser. The Company has used the net proceeds from the private placement for working capital and general corporate needs.

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

Iveda installs video surveillance equipment, primarily for security purposes, and provides video hosting, archiving and real-time remote surveillance services to a variety of businesses and organizations. The accompanying financial statements have been prepared assuming that Iveda will continue as a going concern. Iveda generated accumulated losses of approximately $21.8 million through December 31, 2013.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

•	The Board of Directors approved the Company to engage with a financial capital markets advisor in connection with a potential capital financial transaction to raise up to $30 million in long-term financing.

•	In December 2013, the Board of Directors also approved the Company to raise up to an aggregate amount of $3.6 million in bridge financing through the sale of Convertible Debentures in advance of the long-term financing.

•	In the third quarter of 2013, the Company launched two new camera lines in collaboration with MegaSys, its Taiwan subsidiary and Industrial Technology Research Institute (ITRI), its nonprofit research and development partner in Taiwan. These products are enablers of the Company’s video hosting services.

•
The Company has recently developed two other standalone services:
o        IvedaMobile–a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device. This was developed with ITRI.
IvedaXchange – In collaboration with a technology partner, the Company developed a real-time situational awareness dashboard to enable organizations instant access to vital and filtered information such as emergency situations, location of critical assets, video monitoring, and local IvedaXchange – In collaboration with a technology partner, the Company developed a real-times situational awareness dashboard to enable organizations instant access to vital and filtered information such as emergency situations, location of critical assets, video monitoring, and local news. IvedaXchange is well-suited for law enforcement agencies and schools.

•	The Company launched a new website to highlight new products and services with corresponding applications.

•	The Company launched a second website allowing for direct web-sales, geared toward the residential and small-to-medium sized businesses.

•	The Company intends to continue to participate in industry and vertical tradeshows to launch new products, generate leads, solicit resellers and other sales channels, and identify potential technology partners.

•	The Company intends to continue advertising on selected trade magazines and running Google Adwords to generate leads.

•	The Company has evaluated its reseller distribution channel and eliminated non-performing components of the channel.

•	In November 2013, Iveda hired Bob Brilon as our chief financial officer and executive vice president of business development. He has strong ties with the investment community and has extensive experience in mergers and acquisitions, strategic growth planning, and interacting with domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, he was also appointed as the Company’s president.

•	The Company is in active collaboration with certain telecommunications companies in other countries to resell the Company’s products and services in their respective countries.

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

The material estimates for Iveda are that of the stock based compensation recorded for options and warrants issued and the income tax valuation allowance recorded for deferred tax assets. The fair values of options and warrants are determined using the Black-Scholes option-pricing model. Iveda has no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option-pricing model stated below. The specific quantitative variables are included in the Notes to the Financial Statements. The estimated fair value of options and warrants is recognized as expense on the straight-line basis over the options’ and warrants’ vesting periods. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the expected life, dividend yield, expected volatility, and risk free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2013 and 2012 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options and warrants is based on the average of three public companies offering services similar to Iveda.

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

Basis of Accounting and Going Concern

Iveda’s financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. In addition, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $21.8 million through December 31, 2013 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment , which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2011 and 2010 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation , therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $221,177 and $248,072 of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively.

Acquisition of MegaSys

On April 30, 2011, the Company acquired Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (“MegaSys”), pursuant to the share exchange agreement (the “Agreement”) dated March 21, 2011 and a related side agreement of even date (the “Side Agreement”), by and among the Company, MegaSys, and the shareholders of MegaSys (the “MegaSys Shareholders”). Pursuant to the Agreement (i) the Company acquired 100% of the issued and outstanding shares of MegaSys Common Stock in exchange for the issuance to the MegaSys Shareholders of 1,700,000 shares of Common Stock of the Company (the “Exchange”), and (ii) MegaSys became a wholly owned subsidiary of Iveda. The Side Agreement provided that the MegaSys Shareholders were entitled to receive up to an additional 2,000,000 shares of Common Stock of the Company upon achievement by MegaSys of certain financial milestones set forth therein. Those financial milestones were not achieved, therefore, the additional 2,000,000 shares will not be issued. The Exchange was approved by Taiwan’s Foreign Investment Commission Agency.

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

Management believes that the acquisition of MegaSys provides the following potential benefits to the Company’s business:

•	MegaSys has an established presence and credibility in, and provides the Company with access to, the Asian market.

•	Management believes that the Company will be able to leverage MegaSys’s relationships in Asia for cost-effective research and development of new product offerings and cost reduction of current product offerings.

•	Management is able to source products directly using MegaSys’s product sourcing expertise to enhance the Company’s custom integration capabilities.

•	The Company benefits from cost reductions for infrastructure equipment (servers, storage devices, network switches, and Super Wifi technologies) through a direct OEM relationship.

•	Management believes that MegaSys enhances the global distribution potential for Iveda’s products and services.

•	MegaSys benefits from the Company’s expertise in cloud-based video surveillance and access to the U.S. markets for its products.

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

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net Revenue. We recorded net consolidated revenue of $3,345,217 for the year ended December 31, 2013, compared to $3,608,998 for the year ended December 31, 2012, a decrease of $263,781 or 7%. In fiscal 2013, our recurring service revenue was $495,585 or 15% of consolidated net revenue, and our equipment sales and installation revenue was $2,691,915 or 80% of net revenue, compared to 605,840 or 17% of net revenue for recurring service and $2,815,150 or 78% of net revenue for equipment sales and installation revenue in 2012. Revenues in our U.S. operations were primarily derived from our recurring monthly service revenue, which represents 67% of U.S. net income. This decrease in total revenue in 2013 compared to the same period in 2012 is attributable primarily to reduced equipment sales from MegaSys.

Cost of Revenue. Total cost of revenue was $2,729,350 (82% of revenues; gross margin of 18%) for the year ended December 31, 2013, compared to $3,230,495 (89% of revenues; 11% gross margin) for the year ended December 31, 2012, a decrease of $501,145 or 16%. The decrease in cost of revenue and increase of gross margin was primarily due to the more favorable gross margins associated to the approximately 96% of MegaSys’ revenue, derived from equipment sales and installation.

Operating Expenses. Operating expenses were $7,415,682 for the year ended December 31, 2013, compared to $4,223,455 for the year ended December 31, 2012, an increase of $3,192,227 or 76%. The significant increase in operating expenses was largely due to an impairment charge to goodwill during 2013 of $841,000. Without the goodwill charge in 2013 compared to 2012, operating expenses increased by $2,351,227, or 56%. This increase was attributable primarily to additional professional sales personnel and increased salaries and benefits, increased spending for sales and marketing collateral and tradeshows, increased sales consulting expenses, increased travel expenses for sales personnel including international travel, and increased costs for product and software development. Significant operating expense and effort was expended in 2013 related to potential sales opportunities that are expected to be recognized during 2014.

Loss from Operations. Loss from operations increased to $6,799,815 for the year ended December 31, 2013, compared to $3,844,952 for the year ended December 31, 2012, an increase of $2,954,863 or 77%. A majority portion of this increase was due to the one-time goodwill impairment charge of $841,000 in 2013. The remaining increase in loss of $2,113,863 was primarily due to the increased operating expenses of additional professional sales personnel and increased salaries and benefits, increased spending for sales and marketing collateral and tradeshows, increased sales consulting expenses, increased travel expenses for sales  personnel including international travel, and increased costs for product and software development. The majority of the loss, $6,325,892, was from our U.S. operations and the remaining $473,923 was from our operations in Taiwan.

Other Expense-Net. Other expense-net was $71,235 for the year ended December 31, 2013, compared to $79,477 for the year ended December 31, 2012, a decrease of $8,242 or 10%. The expense-net decrease is primarily in  which relates to a gain on foreign currency exchange of $10,496.

Net Loss. Net loss was $6,801,714 for the year ended December 31, 2013, compared to $3,841,927 for the year ended December 31, 2012 The increase of $2,959,787 or 77% in net loss was caused by a significant increase in operating expenses coupled with a slight decrease in overall revenues. Significant operating expenses and effort was expended in 2013 related to potential sales opportunities that are expected to be recognized during 2014.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $210,515 in our domestic business and $349,214 in our foreign business, compared to $42,920 in our domestic business and $71,542 in our foreign business as of December 31, 2012. This increase in our cash and cash equivalents is primarily a result of financing activities. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the year ended December 31, 2013 was $3,570,922 and during the year ended December 31, 2012 was $3,327,703. Cash used in operating activities for the year ended December 31, 2013 consisted primarily of the net loss offset by approximately $336,402 in non-cash stock option compensation and $222,206 in non-cash compensation. . Cash used in operating activities for the year ended December 31, 2012 consisted primarily of the net loss offset by approximately $248,072 in non-cash stock option compensation and $123,940 in non-cash compensation.

Net cash used by investing activities for the year ended December 31, 2013 was $157,230. Net cash used by investing activities during the year ended December 31, 2012 was $338,825. .

Net cash provided by financing activities for the year ended December 31, 2013 was $4,179,185 and during the year ended December 31, 2012 was $2,918,602. Net cash provided in both periods consisted primarily of net proceeds from the sale of stock and proceeds from short-term borrowings, which were partially offset by principal payments on short term debt note obligations.

At December 31, 2013, we had approximately $17,000,000 in net operating loss carryforwards available for federal income tax purposes. We did not recognize any benefit from these operating loss carryforwards, which federal operating loss carryforwards will expire beginning in 2025 through 2033. State net operating  loss carryforwards have begun to expire in 2013.

We have experienced significant operating losses since our inception. Our capital expenditures and working capital requirements will increase and other adjustments to our operating plan will be needed to respond to changes in competition or unexpected events.

We believe that our cash on hand at December 31, 2013 is sufficient to meet our anticipated cash needs for working capital and capital expenditures for the near term. However, the Company has limited liquidity and has not yet established a stabilized source of revenues to cover operating costs over an extended period of time. As a result, risk exists regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate greater revenues through increased sales and/or its ability to raise additional funds through capital markets No assurance can be given that the Company raise sufficient funding to continue as a going concern or to operate profitably.

Two customers in 2013 represented approximately 54% of total revenue and one customer in 2012 represented approximately 69% of total revenue. The accounts receivable from this customer/s was approximately 0% of total accounts receivable as of December 31, 2013. No other customers represented greater than 10% of total revenues in 2013 and 2012.

Our U.S. operation has 8% of gross accounts receivable aged over 120 days at the year ended December 31, 2013. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, we have established an allowance for doubtful accounts of $31,594 to be recorded with respect to our U.S. operations.

Our Taiwan operations, through MegaSys, have 90% of gross accounts receivables aged over 180 days at December 31, 2013. The payment terms vary based on the timing of the completion of the project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 57%, or $465,933, allowance for doubtful accounts as of the year ended December 31, 2013. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

The Company leases its office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $106,362 and $107,885 for the years ended December 31, 2013 and 2012, respectively. The Company also has two non-cancellable data center service agreements for approximately $7,517 and $2,518 per month, expiring September 2014. The Company has a third non-cancellable data center service agreement for approximately $6,117, expiring March 2015. Data center services expense was $192,181 and $170,776 for the years ended December 31, 2013 and 2012, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

Future minimum lease payments under these leases are as follows:

2014	$330,451
2015	$144,563
2016	$113,835

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on our evaluation, our management has concluded that  our disclosure controls and procedures are effective to ensure that the reports that we file or submit under the Exchange Act  are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework , our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

In December 2013, we hired a new CFO who has experience in SEC reporting and disclosures. The Companynowhas two employees knowledgeable in SEC accounting and reporting.. The Company has plans for hiring additional financial personnel and implementing additional controls and processes involving both of our financial personnel in order to ensure all transactions are accounted for and disclosed in an accurate and timely manner. There have not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting for our business operations.

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

Identified Material Weakness

Oversight of Subsidiary Operations: As of December 31, 2013, the Company needs to hire additional staff at MegaSys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MegaSys operations and minimize the likelihood of any material error in reporting the subsidiary’s results. . Action plans are in place to address this staffing need during 2014.

Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level  to properly provide  accurate and timely financial reporting.

ITEM 9B. OTHER INFORMATION

During 2013, the Company raised $5,339,500 in a private placement of shares at $1.00 per share and $723,000 at $1.10 per share. Costs associated with this raise totaled $606,320. The mix of investors includes 51 individuals, 12 trusts and 24 corporations.

During the fourth quarter of 2013, the Company raised $425,000 in Convertible Debentures with warrants.

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

There were no other items required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2013 that have not been already disclosed on a Form 8-K filed with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each member of the Company’s Board serves a one-year term and is subject to reelection at the Company’s Annual Meeting of Shareholders held each year.

Board Committees

The Board has established an Audit Committee consisting of James Staudohar (Chairman), Joseph Farnsworth and Robert Gillen; a Compensation Committee consisting of Joseph Farnsworth (Chairman), James Staudohar, Gregory Omi, Alex Kuo and Alejandro Franco; and a Nominating Committee consisting of Gregory Omi (Chairman), Joseph Farnsworth, Alex Kuo and Alejandro Franco. No other committees have been formed.

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

Directors, Executive Officers and Key Employees . The executive officers, directors and other key employees serving the Company as of the date of this report were as follows:

Name	Age	Position
David Ly	38	Chairman of the Board, CEO
Robert Brilon	53	President, CFO, Treasurer
Luz Berg	51	Secretary, COO, CMO
Richard Gibson	61	Sr. Vice President of Global Sales & Support
Chen-Ho (Alex) Kuo	50	Director
Joseph Farnsworth	54	Director
Gregory Omi	52	Director
James D. Staudohar	76	Director
Robert D. Gillen	59	Director
Alejandro Franco	61	Director

David Ly – Mr. Ly founded Iveda and has served as a director and as Chairman of the Board and Chief Executive Officer since inception. He has held positions with several major corporations, including Applications Engineer at Metricom, Inc. (from 1998 to 2001), Corporate Sales at Nextel Communications (from 2001 to 2002), Market Manager at Door To Door Storage (from 2001 to 2002), and B2B Sales Manager at T-Mobile USA (from 2002 to 2004). While at T-Mobile, his last position before founding Iveda Solutions, he was awarded the prestigious sales award of President’s Club Top Salesman. Mr. Ly received his B.S. in Civil Engineering, with a minor in International Business, from San Francisco State University. Mr. Ly’s day-to-day leadership as our Chief Executive Officer provides him with detailed knowledge of our business and operations. Among other professional experiences, qualifications, and skills, Mr. Ly brings in depth knowledge and understanding of the video surveillance industry, as well as business and engineering expertise and management skills that have been critical to formulating the Company’s short and long-term strategies.

Luz Berg – Luz Berg joined Iveda Solutions in 2004, prior to its incorporation as the VP of Marketing. She was promoted to Senior VP of Operations & Marketing in 2007, and was further promoted to Chief Operating Officer and Chief Marketing Officer in 2009. Ms. Berg also serves as the Corporate Secretary. Ms. Berg has over 20 years of business experience in a variety of industries, with a proven track record in building a startup company from the ground up. She has been working alongside the CEO since inception, making sure that the Company remains focused on its goals and the founder’s vision realized. Ms. Berg manages the Company’s day-to-day operation, formulating policies and procedures. Ms. Berg has extensive experience in developing and implementing results-driven marketing communications plans for lead/sales generation, building brand, brand revitalization, and customer retention in a wide-range of industries. She has been instrumental in the Company’s messaging and image building. Ms. Berg served as the Director of Marketing at Cygnus Business Media from 2003 to 2004 and at Penton Media from 2001 to 2003. She has also worked in the high-tech industry at Metricom, serving as Marketing Programs/Channel Marketing Manager from 1999 to 2001, and Spectra-Physics Lasers, serving as Marketing Communications Specialist from 1991 to 1999. Ms. Berg received her B.A. in Management from St. Mary’s College in California.

Robert (Bob) Brilon – Bob is a senior executive with over 30 years of experience as a Chief Financial Officer (CFO) and Chief Executive Officer (CEO) for both private and public companies. Most recently, Bob served as CFO and EVP of Business Development for Brain State Technologies, a leading system for Brainwave Optimization®. During his tenure there, he was successful in raising capital while also providing leadership in financial operations, technology licensing programs, and channel development. Prior to that, Bob held CFO positions for various companies that required his expertise including MD Helicopters and Iveda (2008 to 2010). He was instrumental in Iveda becoming a fully reporting public company and subsequently structuring the transaction that led to the acquisition of MEGAsys, Iveda's subsidiary in Taiwan. Bob served as the CEO and CFO for InPlay Technologies (NASDAQ:NPLA), formerly Duraswitch (NASDAQ:DSWT) patent holder and global licensor of magnetic switches, from 1998 to 2007. Other positions held include CFO at Gietz Master Builders, Corporate Controller at Rental Service Corp. (NYSE:RRR) and CFO and Vice President of Operations at DataHand Systems, Inc. Bob was also CFO at Go-Video (AMEX:VCR), manufacturer of the first dual-deck VCR. Prior to his career in the corporate world, Bob obtained CPA certification and accumulated four years of audit and tax experience with such “Big Four” CPA firms as McGladrey & Pullen, Ernst & Young, and Deloitte & Touche. Bob oversees the financial well-being of the Company and all aspects of accounting and finance, administration, and human resources functions. He develops and manages banking/vendor relationships, financial reports, budgets, and internal control systems. Bob is also in charge of investor relations and capital strategies to support the company’s growth. Bob received his B.S. Degree in Business Administration from University of Iowa.

Richard Gibson - Richard Gibson joined Iveda in October 2011 as Senior Vice President of Global Sales & Support. Mr. Gibson comes to Iveda with 30 years’ experience in IT, networks, and security. He has held leadership positions in large companies such as IBM and Motorola, as well as in several smaller companies. From 2008 up to just before Mr. Gibson joined Iveda in October 2011, he was Senior Vice President of Sales and Service at SEER Technology, Inc. From 2005 to 2008, Mr. Gibson provided consulting services in sales, marketing, start-up funding, and business plan development to small technology companies. Mr. Gibson worked at CYBERAIR Technologies, Inc. from 2003 to 2005 as Senior Vice President of Sales and Marketing. From 1999 to 2003, he worked for Motorola Global Infrastructure Solutions as Director of Business Development. From 1997 to 1999, Mr. Gibson worked for NETSAFE and INTERCELL in sales and marketing executive roles. Mr. Gibson held sales and marketing management positions at Motorola Government Electronics from 1992 to 1997. He started his professional career at IBM as Senior Market Representative from 1988 to 1992 and Systems Engineer from 1979 to 1988.  Mr. Gibson is managing Iveda’s strategic sales initiatives overseas. Mr. Gibson is in charge of establishing and enhancing new sales and customer service methodologies, systems, and organization. Mr. Gibson received his MBA degree at Thunderbird School of International Management in Glendale, Arizona, specializing in the Asia region. He earned his undergraduate Bachelor of Science in International Relations degree from the University of Minnesota in Minneapolis, Minnesota, graduating summa cum laude. He also completed IBM’s Internal Graduate School program at IBM Systems Research Institute.

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

Alejandro Franco – Mr. Franco was appointed to Iveda’s Board in November 2011. Mr. Franco has been serving Iveda as a consultant for two years, with respect to business development and strategic partnership opportunities in Mexico. He has been advising and facilitating the Company’s negotiations with a telecommunications company in Mexico. Mr. Franco has 26 years of cross-industry experience and accomplishment with leading start-up and high-growth companies. He is known for delivering strong and sustainable revenue and profit gain in highly competitive markets throughout China, Taiwan, USA, Mexico, and Brazil. He has extensive experience in leading large-scale, complex, global operations in China, Taiwan, Latin America, and the U.S. Mr. Franco is the president and founder of Amextel in Mexico. He also founded and was president of TVM, Inc., in Mexico from 1985 to 1988 and Bela Corp. in the U.S. from 1988 to 2000. Mr. Franco has a degree in Economics from UNAM University, Mexico, a degree in Industrial Design from IBERO University, Mexico, and Masters in Theology from Oblate University, San Antonio Texas.

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

We believe that Iveda’s executive officers, directors and 10% shareholders timely complied with their filing requirements during the year ended December 31, 2013, with the following exceptions: 1) On June 5, 2013, Mr. Joe Farnsworth filed an untimely Form 4 with respect to an acquisition of shares acquired on January 23, 2013.

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

Name and					Option
Principal Position	Year	Salary	Bonus		Awards		Total
David Ly Chairman, CEO	2013	$188,965	$0		$19,335	(2)	$208,300
	2012	$135,225	$60,000	(1)	$13,491	(2)	$208,716
Luz Berg COO, CMO, Secretary	2013	$164,427	$0		$9,667	(2)	$174,094
	2012	$130,225	$45,000	(1)	$6,746	(2)	$181,971
Robert Brilon CFO, Treasurer(4)	2013	$9,087	$0		$116,790	(2)	$125,877
Brian Duling, Former CFO & Treasurer(3)	2013	$136,364	0		0		$136,364
	2012	$38,827	$15,000	(1)	$52,560	(2)	$106,387

(1) Gross bonuses accrued in 2012, paid in 2013
(2) See Note 7 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.
(3) Mr. Duling resigned as the Company’s CFO and Treasurer, effective November 18, 2013.

(4) Mr. Brilon was hired as the Company’s CFO and Treasurer on December 1, 2013 and appointed to serve as President of the Company, effective as of February 10, 2014. Mr. Brilon received an annual salary of $157,500 and received options to purchase 300,000 shares of the Company’s common stock upon hire. Once promoted to President, he began receiving $180,000 annual salary and received options to purchase 100,000 shares of the Company’s common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Equity
			Incentive
		Number of	Plan Awards:
	Number of Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised Options/	Unexercised	Underlying	Option
	Warrants	Options	Unexercised	Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
David Ly, Chairman and CEO	300,000 (5)
	(options)	-	-	$1.00	6/20/21
	50,000 (7)
	(options)	-	-	$1.10	12/18/22
	50,000 (8)
	(options)	-	-	$1.75	12/31/23
Luz Berg, COO, CMO, & Secretary	256,140 (1)
	(warrants)	-	-	$0.10	12/30/16
	240,331 (2)
	(warrants)	-	-	$0.10	9/10/17
	425,712 (3)
	(options)	-	-	$0.10	4/01/18
	500,000 (4)
	(options)	-	-	$1.00	6/20/21
	25,000 (7)
	(options)	-	-	$1.10	12/18/22
	25,000 (8)
	(options)	-	-	$1.75	12/31/23
Robert Brilon, President,CFO & Treasurer	300,000 (6)	-	-	$1.80	11/30/23
	6,818 (9)	-	-	$1.65	12/20/18

(1) The warrants became fully vested on December 30, 2006.
(2) The warrants became fully vested on September 10, 2007.
(3) The options became fully vested on April 10, 2008.
(4) The options became fully vested on June 20, 2011.
(5) 300,000 options were canceled as of December 31, 2011 for failing to exercise options as indicated on the 2010 Option Plan.
(6) The options become fully vested on December 1, 2015
(7) The options became fully vested on December 18, 2012
(8) The options became fully vested on December 31, 2013
(9) The warrants were issued with convertible debt purchase on 12/20/13 and are fully vested.

Director Compensation

Directors have received stock compensation for their service on the Board, and are reimbursed for attendance of meetings for all non-employee directors. For the year ended December 31, 2013, all directors listed below received stock awards in the forms of options. Joseph Farnsworth, James Staudohar, Gregory Omi, Robert Gillen, Alex Kuo and Alejandro Franco received 50,000 options each.

	Fees
	earned				Non-Equity	Nonqualified
	or paid	Stock			Incentive	deferred	All Other
	in cash	Awards	Options		Plan	compensation	Compensation	Total
Name	($)	($)	Awards ($) (7)		Compensation	earnings ($)	($)	($)
Joseph Farnsworth	-	-	$19,335	(1)	-	-	-	$19,335
James Staudohar	-	-	$19,335	(2)	-	-	-	$19,335
Gregory Omi	-	-	$19,335	(3)	-	-	-	$19,335
Alex Kuo	-	-	$19,335	(4)	-	-	-	$19,335
Robert Gillen	-	-	$19,335	(5)	-	-	-	$19,335
Alejandro Franco	-	-	$19,335	(6)	-	-	-	$19,335

(1) As of December 31, 2013, Mr. Farnsworth had 280,000 options outstanding.
(2) As of December 31, 2013, Mr. Staudohar had 205,000 options outstanding.
(3) As of December 31, 2013, Mr. Omi had 280,000 options outstanding.
(4) As of December 31, 2013, Mr. Kuo had 250,000 options outstanding.
(5) As of December 31, 2013, Mr. Gillen had 150,000 options outstanding.
(6) As of December 31, 2013, Mr. Franco had 150,000 options outstanding.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Iveda’s common stock as of March 14, 2014, for (i) each person known by Iveda to be a beneficial owner of five percent or more of the outstanding common stock of Iveda; (ii) each executive officer and director; and (iii) all directors and executive officers of Iveda as a group. As of March 14, 2014 Iveda had 26,757,012 shares of common stock outstanding, options to purchase 5,693,322 shares of common stock outstanding, and warrants to purchase 3,745,005 shares of common stock outstanding.

			Options or Warrants
		Amount of Shares of	to Purchase Common	Total Beneficial
Name of Beneficial Owner	Position	Common Stock	Stock	Ownership (1)	Percent of Class (1)

David Ly (2)	Chairman & CEO	3,185,181	400,000	3,585,181	7.9%
Luz Berg (2)	COO, CMO & Secretary	-	1,472,183	1,472,183	3.2%
Robert Brilon (2)	President, CFO & Treasurer		411,363	411,363	..9%

Joseph Farnsworth (2)	Director	104,958	327,500	432,458	1.0%
Gregory Omi (2)	Director	903,859	300,000	1,203,859	2.6%

James D.Staudohar (2)	Director	0	205,000	205,000	..4%
Robert Gillen (2)	Director	1,301,140	245,000	1,546,140	3.4%
Chen-Ho (Alex) Kuo (2)	Director	300,000	250,000	550,000	1.2%
Alejandro Franco (2)	Director	-	150,000	150,000	..3%
All directors and officers as a group		5,995,138	3,761,046	9,556,184	20.9%

William A. Walsh (3)		2,100,000	0	2,100,000	4.6%

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

On March 4, 2014, Mr. Brilon, the Company’s President and Chief Financial Officer, purchased a 9.5% Senior Convertible Debenture (the “Debenture”) in the principal amount of $50,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s Common Stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Brilon received a warrant to purchase 4,545 shares of Common Stock. The warrant has a term of five years from date of issuance and the exercise price is subject to adjustment upon the occurrence of certain events as provided in the warrant.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 17, 2011, Iveda Solutions, Inc. (“ Iveda ”), with the approval of the Audit Committee of the Board of Directors, appointed Albert Wong & Co. (“ AW ”) as Iveda’s principal accounting firm. Since 2008, AW has served as the principal accounting firm for Sole Vision Technologies (“ MegaSys ”), a Taiwanese corporation acquired by Iveda in April 2011. Due to the larger business comprised by the MegaSys subsidiary, Iveda decided to replace its former principal accounting firm, Farber Hass Hurley LLP (“ FHH ”), with AW in order to increase efficiencies and reduce costs in its auditing procedures. FHH will continue to assist AW with the audit of the U.S. operations of  Iveda.

The Company paid or accrued the following fees in each of the prior two fiscal years to Albert Wong & Co. and Farber Hass Hurley LLP:

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Audit fees	$113,000	$66,000
Audit-related fees	$3,860	$15,448
Tax fees	$0	$0
All other fees	$0	$0

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Farber Hass Hurley LLP and Albert Wong & Company. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by Albert Wong & Co. and Farber Hass Hurley LLP described above were approved by the Audit Committee for 2011.

Iveda’s principal accountant, Albert Wong & Co., and Farber Hass Hurley LLP, did not engage any other persons or firms other than their respective full-time, permanent employees .

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

3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2*	Bylaws of Iveda Solutions, Inc.

3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
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

10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012).

14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
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

IVEDA SOLUTIONS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

F-1

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:  The board of directors and stockholders of
Iveda Solutions, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Iveda Solutions, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iveda Solutions, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, China	Albert Wong & Co.
March 28, 2014	Certified Public Accountants

IVEDA SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$559,729	$114,462
Restricted Cash	1,160,688	447,206
Accounts Receivable, Net	372,587	1,958,799
Inventory	331,437	123,021
Other Current Assets	295,205	645,728
Total Current Assets	2,719,646	3,289,216

PROPERTY AND EQUIPMENT, Net	471,182	516,981

OTHER ASSETS
Intangible Assets, Net	146,666	166,666
Goodwill	-	841,000
Other Assets	341,752	105,621
Total Other Assets	488,418	1,113,287

Total Assets	$3,679,246	$4,919,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,358,702	$2,456,788
Due to Related Parties, net of debt discount	100,000	336,605
Short Term Debt	60,291	802,122
Derivative Liability	39,804	-
Current Portion of Long-Term Debt	164,156	75,707
Total Current Liabilities	2,722,953	3,671,222

LONG-TERM DEBT AND CONVERTIBLE DEBENTURES, Net of Discount	364,370	67,695
DUE TO RELATED PARTY, Net of discount	70,114	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares	-	-
Common Stock, $0.00001 par value; 200,000,000 shares Authorized; 26,722,012 and 20,458,048 shares issued and outstanding as of December 31, 2013 and 2012, respectively	267	204
Additional Paid-In Capital	22,354,002	16,204,068
Accumulated Comprehensive Income (Loss)	(30,670)	(23,629)
Accumulated Deficit	(21,801,790)	(15,000,076)
Total Stockholders’ Equity	521,809	1,180,567

Total Liabilities and Stockholders’ Equity	$3,679,246	$4,919,484

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

REVENUE
Equipment Sales	$2,691,916	$2,815,150
Service Revenue	608,157	731,908
Other Revenue	45,144	61,940

Total Revenue	3,345,217	3,608,998

COST OF REVENUE	2,729,350	3,230,495

GROSS PROFIT	615,867	378,503

OPERATING EXPENSES:
General & Administrative	6,574,682	4,223,455
Impairment of Goodwill	841,000	-

LOSS FROM OPERATIONS	(6,799,815)	(3,844,952)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	10,496	(524)
Loss on derivatives	(241)	-
Interest Income	2,135	806
Interest Expense	(83,625)	(79,759)

Total Other Income (Expense)	(71,235)	(79,477)

LOSS BEFORE INCOME TAXES	(6,871,050)	(3,924,429)

BENEFIT (PROVISION) FOR INCOME TAXES	69,336	82,502

NET LOSS	$(6,801,714)	$(3,841,927)

BASIC AND DILUTED LOSS PER SHARE	$(0.27)	$(0.20)

WEIGHTED AVERAGE SHARES	24,735,921	19,077,341

See accompanying Notes to Financial Statements.

F-5

IVEDA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Net loss	$(6,801,714)	$(3,841,927)
Change in equity adjustment from foreign currency translation, net of tax	(7,041)	22,978
Comprehensive loss	(6,808,755)	(3,819,649)

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

					Accumulated
					Other	Total
			Additional	Accumulated	Comprehensive	Stockholder’s
	Shares	Amount	Paid-in-Capital	Deficit	Income (loss)	Equity (Deficit)

BALANCE AT DECEMBER 31, 2011	18,031,729	180	13,642,892	(11,158,149)	(45,907)	2,439,016

Common Stock Issued for Cash	2,426,319	24	2,426,295			2,426,319
Costs of Capital			(317,465)			(317,465)
Stock Based Compensation			248,072			248,072
Debt Discount			40,200			40,200
Common Stock Issued for Services	-	-	164,074			164,074
Net Loss				(3,841,927)		(3,841,927)
Comprehensive Loss					22,278	22,278
BALANCE AT DECEMBER 31, 2012	20,458,048	$204	$16,204,068	$(15,000,076)	$(23,629)	$1,180,567

Common Stock Issued for Cash	5,764,774	58	5,816,741			5,816,799
Costs of Capital			(606,320)			(606,320)
Stock Based Compensation			336,402			336,402
Conversion of Debt to Stock	167,000	2	175,698			175,700
Common Stock Issued for Services	80,000	-	182,072			182,072
Exercise of options	252,190	3	245,341			245,344
Net Loss				(6,801,714)		(6,801,714)
Comprehensive Loss					(7,041)	(7,041)

BALANCE AT DECEMBER 31, 2013	26,722,012	$267	$22,354,002	$(21,801,790)	$(30,670)	$521,809

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,801,714)	$(3,841,927)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	221,902	218,229
Amortization of Debt Discount	9,096	-
Stock Compensation	336,402	248,072
Bad Debt Expense	349,202	38,166
Common stock issued for services	222,206	123,940
Impairment of Goodwill	841,000	-
Provision for obsolete inventory	-	28,480
(Increase) Decrease in Operating Assets:
Accounts Receivable	1,183,456	(1,008,503)
Inventory	(212,921)	(68,375)
Other Current Assets	(126,551)	(516,905)
Accounts and Other Payables	366,506	1,451,120
Net cash used in operating activities	(3,611,416)	(3,327,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisition	-	-
Purchase of Property and Equipment	(157,230)	(338,825)
Net cash (used in) investing activities	(157,230)	(338,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(736,970)	(385,112)
Proceeds from (Payments on) Short-term Notes Payable/Debt	(57,511)	604,856
Proceeds from (Payments to) Related Parties	(245,002)	456,989
Proceeds from (Payments on) Long-term Debt	(35,004)	52,680
Deferred Finance Costs, Net	(161,657)	-
Proceeds from Exercise of Stock Options	245,344	-
Common Stock Issued, net of Costs of Capital	5,210,479	2,189,189
Net cash provided by financing activities	4,219,679	2,918,602

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,766)	12,024

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	445,267	(735,902)

Cash and Cash Equivalents - Beginning of Year	114,462	850,364

CASH AND CASH EQUIVALENTS - END OF YEAR	$559,729	$114,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Common Stock issued for convertible debt and interest	$147,500	$-
Interest Paid	$80,863	$79,758
Establishment of derivative liability	$39,804	$-
Discount on convertible debt	$27,608	$-
Issuance of common stock as consideration for payment of Loan payable	$30,000	$-
Common Stock warrants issued as deferred finance costs	$11,955	$-

See accompanying Notes to Financial Statements.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Consolidation

The consolidated financial statements include the accounts of the Company and MegaSys through December 31, 2013. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company generated accumulated losses of approximately $21.8 million from January 2005 through December 31, 2013 and has insufficient working capital and cash flows to support operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•
In December 2013, the Board of Directors also approved the Company to raise up to an aggregate amount of $3.6 million in bridge financing through  the sale of Convertible Debentures in advance of the long-term financing.

•    The Company successfully raised $1,735,000 through March 14, 2014 in convertible debentures and warrants in a private placement memorandum offering and will continue efforts of this nature during 2014 as deemed necessary.

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

•	The Company has recently developed two other standalone services:
o	IvedaMobile–a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device. This was developed with ITRI.
        IvedaXchange – In collaboration with a technology partner, the Company developed a real-time situational awareness dashboard to enable organizations instant access to vital and filtered information such as emergency situations, location of critical assets, video monitoring, and local IvedaXchange – In collaboration with a technology partner, the Company developed a real-times situational awareness dashboard to enable organizations instant access to vital and filtered information such as emergency situations, location of critical assets, video monitoring, and local news. IvedaXchange is well-suited for law enforcement agencies and schools.

•	The Company launched a new website to highlight new products and services with corresponding applications.

•	The Company launched a second website allowing for direct web-sales, geared toward the residential and small-to-medium sized businesses.

•
The Company intends to continue to participate in industry and vertical tradeshows to launch new products, generate leads, solicit resellers and other sales channels, and identify potential technology partners.

•	The Company intends to continue advertising on selected trade magazines and running Google Adwords to generate leads.

•	The Company has evaluated its reseller distribution channel and eliminated non-performing components of the channel.

•
In November 2013, Iveda hired Bob Brilon as our chief financial officer and executive vice president of business development.  He has strong ties with the investment community and has extensive experience in mergers and acquisitions, strategic growth planning, and interacting with domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth.  In February 2014, he was also appointed as the Company’s president.

•	The Company is in active collaboration with certain telecommunications companies in other countries to resell the Company’s products and services in their respective countries.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Impairment of Long-Lived Assets

The Company has a significant amount of property and equipment primarily consisting of leased equipment. The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant and Equipment." The Company reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company did not make any impairment for the years ended December 31, 2013 and 2012.

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Two customers in 2013 represented approximately 54% of total revenues and one customer in 2012 represented approximately 69% of total revenues. The net accounts receivable from this customer was approximately 0% of total accounts receivable as of December 31, 2013. No other customers represented greater than 10% of total revenues in 2013 and 2012.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Accounts Receivable

The Company provides an allowance for doubtful collections which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. For our US operation, receivables past due more than 120 days are considered delinquent. For our Taiwan operation, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2013 and 2012 respectively, an allowance for uncollectible accounts of $31,594 and $22,554 was deemed necessary for our US Operation. As of December 31, 2013 and 2012, respectively, an allowance of $465,933 and $116,315 was established against the receivables in our foreign corporation. The Company does not generally charge interest on past due receivables.

Trade receivables, net are comprised of the following:

	2013	2012

Trade receivables, gross	$870,114	$2,097,668
Allowance for doubtful accounts	(497,527)	(138,869)

Trade receivables, net	$372,587	$1,958,799

Other Current Assets

Other current assets are comprised of the following:

	2013	2012

Notes receivables	$3,413	$6,255
Restricted cash	1,160,688	447,206
Deposits-current	135,727	415,108
Prepaid expenses and other current assets	156,065	224,365

Other current assets	$1,455,893	$1,092,934

Notes Receivable

Notes receivable represents post-dated checks collected from customers in Taiwan. The Company provides an allowance for doubtful accounts which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. For our Taiwan operation, notes receivables over 90 days are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2013 and 2012, no allowance for doubtful accounts was deemed necessary for our Taiwan operation. The company does not generally charge interest on notes receivable.

Deposits – Current

The Company’s current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into 2014. It also includes some other receivables as the result of travel advances due from employees.

Inventories

Inventories consists of equipment purchased for installation projects and is recorded at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2013 and 2012 was $201,298 and $197,557, respectively.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives of six months to ten years. Other intangible assets are fully amortized at December 31, 2013. Future amortization of Trademarks is as follows:

Trademarks
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

Application of the goodwill impairment test requires judgment. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At December 31, 2013, the Company determined that goodwill was impaired and has recorded an impairment of $841,000.

Other Assets

Other assets are comprised of the following:

	2013	2012

Deposits- long-term	$10,836	$10,836
Deferred tax assets	160,198	94,785
Deferred Finance Costs (Net of Amortization)	170,718	-

Other assets	$341,752	$105,621

Deposits- long-term

Long-term deposits consists of our security deposit held by Landlord under the First Amendment to Lease effective July 1, 2011 for our domestic office space.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents the Company's best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2013, the Company reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2013 for our U.S. operation. However, a benefit of $160,198 is recorded on the balance sheet for our Taiwan business. See Note 9 for more information.

The Company is subject to U.S. federal income tax as well as state income tax.

The Company’s U.S. income tax returns are subject to review and examination by federal, state, and local authorities. The U.S. tax returns for the years 2010 to 2012 are open to examination by federal, local, and state authorities.

The Company’s Taiwan tax returns are subject to review and examination by Taiwan Ministry of Finance. The Taiwan tax return for the years 2008 to 2012 are open to examination of Ministry of Finance.

Restricted cash

Restricted cash represents time deposits on account to secure short-term bank loans in our foreign operation.

Accounts and Other Payables

Accounts and other payables are comprised of the following:

	2013	2012

Accounts Payable	$688,130	$673,173
Accrued Expenses	1,651,419	1,674,258
Income Tax Payable	2,183	53,784
Deferred Revenue	16,970	55,573

Accounts and Other Payables	$2,358,702	$2,456,788

Deferred Revenue

Deposits received from customers on future installation projects are recorded as deferred revenue.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment , which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2012 and 2011 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2013 and 2012, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation , therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $336,402 and $248,072 of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets

United States	$487,475	$562,264
Asia	$2,607,501	$(40,455)
Mexico	$250,241	$-

Furthermore, due to operations in various geographic locations, the Company is susceptible to changes in national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities that may have a material adverse effect on the Company’s future operations and results.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

	Twelve Months Ending Dec. 31, 2013 Iveda Solutions, Inc.	Twelve Months Ending Dec. 31, 2013 MegaSys	Condensed Consolidated Total

Revenue	$737,716	$2,607,501	$3,345,217
Cost of Revenue	731,770	1,997,580	2,729,350
Gross Profit	5,946	609,921	615,867
Depreciation and Amort.	210,787	11,115	221,902
General & Administrative	5,464,288	888,492	6,352,780
Impairment of Goodwill	841,000	-	841,000
(Loss) from Operations	(6,510,129)	(289,686)	(6,799,815)
Other Income (Expense)	(76,686)	5,451	(71,235)
(Loss) Before Income Taxes	(6,586,815)	(284,235)	(6,871,050)
Benefit For Income Taxes	-	69,336	69,336
Net Loss	$(6,586,815)	$(214,899)	$(6,801,714)

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	December 31,
	2013	2012

Revenues

United States	$737,715	$767,841
Republic of China (Taiwan)	2,672,928	2,843,889
Elimination of intersegment revenues	(65,426)	(2,732)

	$3,345,217	$3,608,998

	December 31,
	2013	2012

Operating earnings (loss)

United States	$(6,510,129)	$(3,348,419)
Republic of China (Taiwan)	(289,686)	(495,830)
Elimination of intersegment profit	-	(703)

	$(6,799,815)	$(3,844,952)

	December 31,
	2013	2012
Property and equipment
United States	$437,410	$488,648
Republic of China (Taiwan)	33,772	28,333

	$471,182	$516,981

	December 31,
	2013	2012
Additions to long-lived assets
United States	$129,222	$333,432
Republic of China (Taiwan)	28,008	5,393

	$157,230	$338,825

	December 31,
	2013	2012
Inventory
United States	$126,403	$26,794
Republic of China (Taiwan)	205,034	96,227

	$331,437	$123,021

	December 31,
	2013	2012
Total Assets
United States	$1,175,874	$1,727,017
Republic of China (Taiwan)	2,503,372	3,192,467

	$3,679,246	$4,919,484

Reclassification

Certain amounts in 2012 have been reclassified to conform to the 2013 presentation.

New Accounting Standards

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

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2         RELATED PARTIES

	2013	2012
On June 20, 2012, the Company entered into a convertible debenture agreement with a Board Member for $200,000. Interest is payable at 12% per annum, payable on the maturity date of June 20, 2013. The Company issued warrants to purchase 20,000 shares of the Company Stock, at an exercise price of $ 1.00. Accordingly, the Company recognized a discount of $16,789 on the principal value of the $200,000 and is amortizing the discount over the 12 month term of the debenture. The debenture is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.00 per share. On June 20, 2013, the Company paid off, in full, this debenture which totaled $200,000 plus $24,000 interest.
	-	$200,000

On September 26, 2011, the Company entered into a $45,000 promissory note agreement with one of its shareholders. Interest on the note will be payable in 45,000 warrants at a $1.10 exercise price, exercisable within three years of issuance. On October 24, 2011, the Board of Directors approved the issuance of the warrants. Accordingly, the Company recognized a discount of $16,909 on the principal value of the $45,000 note payable and is amortizing the discount over the 12 month life of the note. On September 25, 2012 a Promissory Note Extension Agreement was signed to extend the maturity date of one of the $45,000 notes to March 25, 2013. On May 14, 2013, the Company paid off, in full, this promissory note which totaled $45,000 plus $3,417.53 interest.
	-	$45,000

On November 19, 2012, the Company entered into a separate convertible debenture agreement with a different Board Member for $100,000. Interest is payable at 10% per annum, payable on the maturity date of May 19, 2013. The Company issued warrants to purchase 10,000 shares of the Company Stock, at an exercise price of $ 1.10. The debenture is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.10 per share.	100,000	$100,000

On December 20, 2013, the Company entered into a Convertible Debenture with an officer for $75,000 which includes warrants to purchase 6,818 shares of the Company stock , at an exercise price of $1.65. Accordingly, the Company recognized a discount of $4,886 on the principal value of $75,000 and is amortizing the discount over the three year term of the debenture.	75,000	-
Total Due to Related Parties	175,000	345,000
Less Current Portion	(100,000)	(336,605)
Less: Debt Discount	(4,886)	(8,395)
Total Long-Term	$70,114	$-

NOTE 3         SHORT-TERM DEBT

Two short-term bank loans were initiated on September 28, 2012 and November 26, 2012, due and payable on May 31, 2014 and November 26, 2014 respectively. The short-term debt balances were as follows:

	2013	2012

Loan from Shanghai Commercial & Savings at an interest rate at 5.5% per annum, due on November 26, 2014	$60,291	$132,097
Loan from Chailease Bank at various interest rates ranging from 1% per annum to 3.24%. Due on May 31, 2014	-	488,025
Notes Payable	-	182,839

Balance at end of year	$60,291	$802,122

NOTE 4	CONVERTIBLE DEBENTURES

In December 2013, the Company sold $425,000 5 year debentures, convertible at any time into common stock at $1.50 per share.  The debentures bear interest at 9.5% interest payable in cash or stock, at maturity.  The debentures included 38,636, 5-year warrants exercisable at $1.65.  The Company paid $111,657 in cash and issued 38,636 warrants (equal to $3,313 on the issue date) for financing costs; these deferred costs have been capitalized to Other assets in the accompanying balance sheets, and are being amortized to interest expense using the effective interest method over the 5 year life of the debt.  The fair value of the conversion option and warrants on the date issued to the debenture holders totaled $27,608, is discounted from the carrying value of the debenture and amortized into interest expense over the 5 year life of the debt using the effective interest method.  At December 31, 2013, the carrying value of the Convertible debentures totaled $397,852, net of the $27,148 debt discount, and accrued interest totaled $2,096.  The company expects to amoritize approximately $49,500 into interest expense in each of the next 5 years reducing the related deferred costs and debt discount.  Principal and all accrued interest is due at maturity, but can be repaid at any time with no penalty.

The fair value of the conversion option and detachable warrants is carried on the face of of the accompanying Balance Sheet as Derivative Liability and totaled $39,804 as of December 31, 2013.  Any change in fair value of the derivative liability is reported as a gain or loss on derivative liability in the accompanying statement of operations.  The company recognized a loss on the derivative of $241 during the year ended December 31. 2013.

In conjuntion with the debenture offering, the Company accrued contingent payments due to third parties totaling $50,000 in cash and 100,000 warrants (with a fair value of $8,642 at December 31, 2013) due if certain funding levels are achieved.

NOTE 5	FAIR VALUE MEASUREMENTS

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Fair value is estimated by applying the following hierachy, which prioritizes the inputs used to measure the fair value into three levels and bases the categorization within the hierarchy upon the lowest l evel of input that is available and significant to the fair value measurements.

Level I - Quoted prices in an active market for identical assets or liabilities

Level II - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets and liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level III - Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts for cash, accounts payable, accrued expenses, short term debt, approximate their fair values due to the short period of time until maturity.

The fair value of the convertible option and debenture warrants are measured by using the Black-Scholes option-pricing model.  As of December 31, 2013, the assumptions used to measure fair value of the liability embedded in our debenture included a conversion price of $1.50, and our freestanding debenture warrants included a warrant exercise price of $1.65 per share, a common share price of $1.10, a discount rate of 1.75%, December 2018 maturity, and a volatility of 20.76%.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31, 2013:

	Level I	Level II	Level III
	Quoted	Observable	Unobservable
	Prices	Inputs	Inputs	Total
Derivative liability	$-	$-	$39,804	$39,804

No financial instrument liabilities were present as of December 31, 2012.

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability for the year ended December 31, 2013.

Beginning Balance	$-
Issued	39,563
(Gains) losses during the period	241
Settlements	-
Ending Balance	$39,804

NOTE 6	LONG-TERM DEBT

Long-term debt consists of the following:

	2013	2012
Loan from Chailease Finance Co., Ltd. with an interest rate at 5% per annum, due on May 30, 2015	$135,208	-

Loan from Taipei Fubon Bank with an interest rate at 5.5% per annum, due on November 26, 2014	62,942	$140,764

Other loan	2,638	2,638

Convertible debenture	350,000	-
	550,788	143,402

Less: Current portion	(164,156)	(75,707)
Less: Debt discount	(22,262)	-

	$364,370	$67,695

The future principal payments under the bank loans are as follows:

For the year ended December 31,
2014	$164,156
2015	36,632
2016	350,000
Total	$550,788

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 7        OPERATING LEASES

The Company leases its office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $107,885 and $95,635 for the years ended December 31, 2012 and 2011, respectively. The Company also has two non-cancellable data center service agreements for approximately $7,298 and $2,575 per month, expiring September 2014. The company has a third non-cancellable data center service agreement for approximately $5,826, expiring March 2015. Data center services expense was $192,181 and $170,776 for the years ended December 31, 2013 and 2012, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

Future minimum lease payments under these leases are as follows:

2014	$330,451
2015	144,563
2016	113,835
Total	$588,849

NOTE8        PREFERRED STOCK

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

NOTE  9        EQUITY

Common Stock

During 2012, the Company raised $2,426,319 in a private placement of shares at $1.00 per share. Costs associated with this raise totaled $317,465. The mix of investors include 21 individuals, 3 trusts and 4 corporations.

During 2013, the Company raised $5,093,799 in a private placement of shares at $1.00 per share and $723,000 at $1.10 per share. Costs associated with this raise totaled $606,320. The mix of investors includes 51 individuals, 12 trusts and 24 corporations.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 10         STOCK OPTION PLAN AND WARRANTS

Stock Options

On October 15, 2009, the Company adopted the 2009 Stock Option Plan (the “2009 Option Plan”), pursuant to which it may grant equity awards to eligible persons. The 2009 Option Plan allows the Company’s Board of Directors (the “Board”) to grant options to purchase up to 1,500,000 shares of common stock to directors, officers, key employees, and service providers of the Company. As of December 31, 2013, options to purchase 938,039 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, the Company adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of the Company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 2, 2010 and June 24, 2011. As of December 31, 2013, options to purchase 4,755,283 shares were outstanding under the 2010 Option Plan.

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

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The Company has also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price that may not be less than the fair value of the common stock on the date of the grant as determined by the Company's Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by the Company upon grant. Vesting periods range from 100% fully vested upon grant to a range of up to four years. Vested options may be exercised up to three months following date of termination of the relationship. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The Company has unrecognized stock-based compensation with a weighted-average term of approximately 3 years of $486,750 at December 31, 2013.

Stock option transactions during 2013 and 2012 were as follows:

	2013		2012
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	5,038,512	$0.91	3,663,179	$0.81
Granted	1,169,500	1.74	1,529,333	1.16
Exercised	(252,190)	..97	-	-
Forfeited or Canceled	(262,500)	1.08	(154,000)	1.01
Outstanding at End of Year	5,693,322	1.07	5,038,512	0.91

Options Exercisable at Year-End	4,449,986	1.37	3,748,003	1.22

Weighted-Average Fair Value of Options Granted During the Year	$0.37		$0.28

Information with respect to stock options outstanding and exercisable at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2013	Life	Price	2013	Price
$0.10 - $1.80	5,693,322	7.5 Years	$1.07	4,449,986	$1.37

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2013	2012
Expected Life	5 Years	5 Years
Dividend Yield	0%	0%
Expected Volatility	25%	26%
Risk-Free Interest Rate	1.36%	..80%

Expected volatility for 2013 and 2012 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on the actual expiration date of the grant.

Warrants

The Company has also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants.

As of December 31, 2013, warrants to purchase 3,883,641 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Warrants may be exercised between a range of two to ten years following the date of the grant, with vesting schedules determined by the Company upon issue. Vesting periods range from 100% fully vested upon grant to four years. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

Stock warrant transactions for 2013 and 2012 were as follows:

	2013		2012
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of year	2,797,219	$1.33	1,612,778	$0.77
Granted	1,086,422	1.24	1,434,441	1.07
Exercised	-	0.00	-	0.00
Forfeited or Canceled	-	0.00	(250,000)	1.00
Outstanding at end of Year	3,883,641	1.00	2,797,219	1.33
Warrants Redeemable at End of Year	3,883,641	1.00	2,797,219	1.33
Weighted-Average Fair Value of Warrants Issued During the Year	$0.33		$0.31

Information with respect to warrants outstanding and exercisable at December 31, 2013 is as follows:

	Warrants Outstanding			Warrants Redeemable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Redeemable	Weighted -
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Redemption	December 31,	Redemption
Prices	2013	Life	Price	2013	Price
$0.10 - $1.65	3,883,641	2.6 Years	$1.00	3,883,641	$1.00

The fair value of each warrant issued is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants issued.

	2013	2012
Expected Life	3.8	3.8
Dividend Yield	0%	0%
Expected Volatility	21%	24%
Risk-Free Interest Rate	1.25%	1.65%

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 11         INCOME TAXES

U.S. FEDERAL CORPORATE INCOME TAX

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2013	2012

Tax Operating Loss Carryforward - USA	$6,830,000	$4,665,000
Accelerated Depreciation – USA	(61,300)	(57,900)
Valuation Allowance - USA	(6,768,700)	(4,607,100)
	$-	$-

The valuation allowance increased approximately $2,100,000, primarily as a result of the increased net operating losses of the operation in the USA.

As of December 31, 2013, the Company has federal net operating loss carryforwards for income tax purposes of approximately $17,000,000 which will begin to expire in 2025. The Company also has Arizona, California and Minnesota net operating loss carryforwards for income tax purposes of approximately $9,624,000, $1,890,000 and $105,000 which will begin to expire in 2013. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration:

2013	$5,600,000	2033
2012	2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025
	$17,053,000

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The tax provision differs from the expense that would result from applying Federal statutory rates to income before income taxes due to the effect of state income taxes and because certain expenses are deducted for financial reporting that are not deductible for tax purposes.

	2013	2012
Tax Benefit of 34%	$(2,300,000)	$(1,148,400)
Increase (Decrease) in Income Taxes Resulting from:
State Income Tax Benefit, Net of Federal Tax	(245,631)	(134,458)
Nondeductible Expenses	1,126,943	175,851
Valuation Allowance	1,418,688	1,107,007
Total	$-	$-

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
YEARS ENDED DECEMBER 31, 2013 AND 2012

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and VAT tax reporting system and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

December 31, 2013
US Dollar
Tax Operating Income – Taiwan	$(21,267)
Temporary Difference:
VAT reporting system – Sales cut-off	(63,123)
VAT reporting system – Cost & expenses cut-off	(87,192)
Provision of Bad Debt	(109,106)
Research & Development	(183,387)
Permanent Difference:
Non-deductible expenses	(4,397)
Adjusted Net Loss Before Tax – Taiwan	$(468,472)

Income tax expense (benefits) for the years ended December 31, 2013 and 2012 is summarized as followings:

		2013	2012
Current:
Provision for Federal Income Tax (34%)	$		$—
Provision for TCIT (17%)			6,007
Provision for Undistributed Earnings Tax (10%)			—
Increase (Decrease) in Income Taxes Resulting from:
Pre-acquisition TCIT			—
Temporary Difference		1,580	(88,509)
Income Tax Expenses (Benefit)		$1,580	$(82,502)

RECONCILIATION OF DEFERRED TAX ASSET/(LIABILITIES)

Deferred Tax Assets	2013
Balance at Beginning of Year	$94,785
Temporary Difference	(1,580)
Foreign currency difference	66,993
Balance at End of Year	$160,198

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 12        EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings Per Share“ (“EPS”).

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the years ended December 31, 2013 and 2012 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options, warrants and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2013 and 2012. Total common stock equivalents that could be convertible into common stock were 9,860,296 and 7,835,731 for 2013 and 2012 , respectively.

	2013	2012
Basic EPS
Net Loss	$(6,801,714)	$(3,841,927)
Weighted Average Shares	24,735,921	19,077,341
Basic Loss Per Share	$(0.27)	$(0.20)

IVEDA SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 13      CONTINGENT LIABILITIES

As part of the terms of contracts with New Taipei City for projects performed during 2013, MegaSys is required to provide after-project services in accordance with the contract terms.  If MegaSys were to fail provide these after-project services in the future, other parties of the related contract would have recourse.   The financial exposure to MegaSys in the event of failure to provide after-project services in the future total $2,041,571.

NOTE 14        SUBSEQUENT EVENTS (UNAUDITED)

Since January 1, 2014 through March 14, 2014 the Company has raised $1,310,000 through a private placement memorandum of Convertible Debentures with warrants that began in December 2013.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

IVEDA SOLUTIONS, INC.

By:	/s/ David Ly
David Ly
Chief Executive Officer,
(Principal Executive Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

/s/ David Ly	Chief Executive Officer and Director
David Ly	(Principal Executive Officer)

/s/ Robert Brilon	Chief Financial Officer, President and Treasurer
Robert Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director
Joseph Farnsworth

/s/ Gregory Omi	Director
Gregory Omi

/s/ James D. Staudohar	Director
James D. Staudohar

/s/ Chen-Ho (Alex) Kuo	Director
Chen-Ho (Alex) Kuo

/s/ Robert Gillen	Director
Robert Gillen

/s/ Alejandro Franco	Director
Alejandro Franco

48