Form 10-K/A
period 2013-12-31
Iveda Solutions, Inc.
filed 2014-05-01
CIK 1397183

United States Securities and Exchange Commission

Washington , D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

IVEDA SOLUTIONS, INC.

EXPLANATORY NOTE

Iveda Solutions, Inc. (“Iveda,” “we” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Form 10-K”), to amend Items 11, 12 and 13 in Part III to incorporate by reference certain information contained in the Company’s definitive proxy statement. Additionally, we are revising Item 15 of Part IV to incorporate by reference the exhibit we filed with our Original Form 10-K. There are no other changes to the disclosures in the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the Original Form 10-K, except for portions of Parts III and IV thereof, as referenced herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III hereof.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Iveda Solutions, Inc. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward- looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors beginning on page 20 below that may cause actual results to differ materially.

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

In October 2009, the Company completed a reverse merger with a publicly traded company. The Company’s stock is now trading on the Over-The- Counter Bulletin Board (OTCBB) under the trading symbol “IVDA.”

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

Due to the characteristics of clustered NAS itself, the system will continue operating even when some of the nodes crash and will not cause the system to shut down. This uninterrupted service storage system will greatly reduce the possibility of data loss. While traditional low-level NAS can only support 50- terabyte file system, clustered NAS file system can support petabyte level of file system, significantly reducing design complexity of the parent application and further improving system availability, stability, and scalability of the upper layer software.

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

Historically, Iveda generated sales through its direct sales force. In June 2012, Iveda transitioned to an indirect sales channel using manufacturer’s representatives with security integrators that serve as their feet-on-the-street salesforce. Most security technology products are sold through this channel. Iveda believed that rep firms and security integrators would leverage their existing customer base, many of which already have cameras installed, and provide cloud- hosting services. Iveda built necessary sales and marketing tools to support the indirect sales channel including training modules, partner portal, demo program, datasheets, and co-op program. Iveda also transitioned its small direct sales team to channel sales managers and hired new members to the team with expertise in managing and developing indirect sales channel.

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

In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with Iveda for convenience, Iveda may not be able to recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, Iveda may not recover those amounts and, in addition, Iveda may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding Iveda’s termination with other government agencies. As a result, Iveda’s on- going or prospective relationships with such other government agencies could be impaired.

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

Risks Related to Iveda’s Intellectual Property

Iveda Could Incur Substantial Costs Defending Against Claims That Its Products Infringe On The Proprietary Rights Of Others.

Iveda does not have any patents. The scope of any intellectual property rights that Iveda has is uncertain and may not be sufficient to prevent infringement claims against Iveda or claims that Iveda has violated the intellectual property rights of third parties. Iveda was named as a defendant in two patent- related lawsuits, both of which have been settled.

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

Risk Factors Involved In Being a Public Company

Our Shares Are “Penny Stock.”

In general, “penny stock” includes securities of companies which are not listed on the principal stock exchanges and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2 million ($5 million if the issuer has been in continuous operation for less than three years), or which have recorded revenues of less than $6 million in the last three years. As “penny stock,” Iveda’s stock is subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1 million or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are the officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker- dealers to sell Iveda’s stock, and therefore may adversely affect Iveda stockholders’ ability to sell the stock in the public market.

There Is A Limited Market For Our Common Stock.

Only a very limited trading market currently exists for Iveda’s common stock. As a result, any broker-dealer that makes a market in our stock or other market for its stock will be sustained. There is no assurance that our shares will have any greater liquidity than shares which do not trade on a public market.

Our Reporting Obligations as a Public Company Are Costly.

Operating a public company involves substantial costs to comply with reporting obligations llllder federal securities laws. These reporting obligations will increase !veda's operating costs significantly from historical norms prior to becoming a public company. Iveda may not reach sufficient size to justify its public reporting status. If it were forced to become a private company, then its shareholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

ITEM lB. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide Item 1 B disclosure in this Annual Report.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	5,693,322	$1.07	8,234,217
Equity compensation plans not approved by shareholders	3,745,005	$.97	-
Total	9,438,327	$1.03	8,234,217

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

Overview

Iveda Solutions, Inc. began operations on January 24, 2005 under the name of IntelaSight, Inc. On October 15, 2009, IntelaSight became a wholly- owned subsidiary of Charmed Homes, Inc., which changed its name to Iveda Corporation. All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation and changed its name to Iveda Solutions. On April 30, 2011, the Company completed its acquisition of MegaSys . See “Item 1. Business – General.” Unless otherwise noted, all references to “Iveda,” “Company,” “we,” “us” and “our” hereafter in this section refer to the current business of Iveda Solutions, Inc.

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

The material estimates for Iveda are that of the stock based compensation recorded for options and warrants issued and the income tax valuation allowance recorded for deferred tax assets. The fair values of options and warrants are determined using the Black-Scholes option-pricing model. Iveda has no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option-pricing model stated below. The specific quantitative variables are included in the Notes to the Financial Statements. The estimated fair value of options and warrants is recognized as expense on the straight-line basis over the options’ and warrants’ vesting periods. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the expected life, dividend yield, expected volatility, and risk free interest rate weighted- average assumptions used for options and warrants granted. Expected volatility for 2013 and 2012 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options and warrants is based on the average of three public companies offering services similar to Iveda.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of ASC 718, Share-Based Payment , which requires the recognition of an expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2011 and 2010 includes compensation expense for stock- based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, Accounting for Stock-Based Compensation , therefore, no compensation expense is recognized for these awards in accordance with ASC 718. The Company recognized $221,177 and $248,072 of stock-based compensation expense for the years ended December 31, 2013 and 2012, respectively.

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

Net cash used in operating activities during the year ended December 31, 2013 was $3,570,922 and during the year ended December 31, 2012 was $3,327,703. Cash used in operating activities for the year ended December 31, 2013 consisted primarily of the net loss offset by approximately $336,402 in non- cash stock option compensation and $222,206 in non-cash compensation. . Cash used in operating activities for the year ended December 31, 2012 consisted primarily of the net loss offset by approximately $248,072 in non-cash stock option compensation and $123,940 in non-cash compensation.

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

The Company leases its office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $106,362 and $107,885 for the years ended December 31, 2013 and 2012, respectively. The Company also has two non-cancellable data center service agreements for approximately $7,517 and $2,518 per month, expiring September 2014. The Company has a third non- cancellable data center service agreement for approximately $6,117, expiring March 2015. Data center services expense was $192,181 and $170,776 for the years ended December 31, 2013 and 2012, respectively, and is included as a component of Cost of Revenue in the Statement of Operations.

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200— Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined nnder Rules 13a-15(e) and 15d-15(e) promulgated nnder the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2013. Based on our evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that the reports that we file or submit nnder the Exchange Act are recorded, processed, slllllrnarized and reported within the time periods specified in the SEC's rules and forms and that the information required to be disclosed by us in such reports is accumulated and conununicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework , our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act provides non- accelerated filers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act.

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

David Ly – Mr. Ly founded Iveda and has served as a director and as Chairman of the Board and Chief Executive Officer since inception. He has held positions with several major corporations, including Applications Engineer at Metricom, Inc. (from 1998 to 2001), Corporate Sales at Nextel Communications (from 2001 to 2002), Market Manager at Door To Door Storage (from 2001 to 2002), and B2B Sales Manager at T-Mobile USA (from 2002 to 2004). While at T- Mobile, his last position before founding Iveda Solutions, he was awarded the prestigious sales award of President’s Club Top Salesman. Mr. Ly received his B.S. in Civil Engineering, with a minor in International Business, from San Francisco State University. Mr. Ly’s day-to-day leadership as our Chief Executive Officer provides him with detailed knowledge of our business and operations. Among other professional experiences, qualifications, and skills, Mr. Ly brings in depth knowledge and understanding of the video surveillance industry, as well as business and engineering expertise and management skills that have been critical to formulating the Company’s short and long-term strategies.

Luz Berg – Luz Berg joined Iveda Solutions in 2004, prior to its incorporation as the VP of Marketing. She was promoted to Senior VP of Operations & Marketing in 2007, and was further promoted to Chief Operating Officer and Chief Marketing Officer in 2009. Ms. Berg also serves as the Corporate Secretary. Ms. Berg has over 20 years of business experience in a variety of industries, with a proven track record in building a startup company from the ground up. She has been working alongside the CEO since inception, making sure that the Company remains focused on its goals and the founder’s vision realized. Ms. Berg manages the Company’s day-to-day operation, formulating policies and procedures. Ms. Berg has extensive experience in developing and implementing results- driven marketing communications plans for lead/sales generation, building brand, brand revitalization, and customer retention in a wide-range of industries. She has been instrumental in the Company’s messaging and image building. Ms. Berg served as the Director of Marketing at Cygnus Business Media from 2003 to 2004 and at Penton Media from 2001 to 2003. She has also worked in the high-tech industry at Metricom, serving as Marketing Programs/Channel Marketing Manager from 1999 to 2001, and Spectra-Physics Lasers, serving as Marketing Communications Specialist from 1991 to 1999. Ms. Berg received her B.A. in Management from St. Mary’s College in California.

Robert (Bob) Brilon – Bob is a senior executive with over 30 years of experience as a Chief Financial Officer (CFO) and Chief Executive Officer (CEO) for both private and public companies. Most recently, Bob served as CFO and EVP of Business Development for Brain State Technologies, a leading system for Brainwave Optimization®. During his tenure there, he was successful in raising capital while also providing leadership in financial operations, technology licensing programs, and channel development. Prior to that, Bob held CFO positions for various companies that required his expertise including MD Helicopters and Iveda (2008 to 2010). He was instrumental in Iveda becoming a fully reporting public company and subsequently structuring the transaction that led to the acquisition of MEGAsys, Iveda's subsidiary in Taiwan. Bob served as the CEO and CFO for InPlay Technologies (NASDAQ:NPLA), formerly Duraswitch (NASDAQ:DSWT) patent holder and global licensor of magnetic switches, from 1998 to 2007. Other positions held include CFO at Gietz Master Builders, Corporate Controller at Rental Service Corp. (NYSE:RRR) and CFO and Vice President of Operations at DataHand Systems, Inc. Bob was also CFO at Go- Video (AMEX:VCR), manufacturer of the first dual-deck VCR. Prior to his career in the corporate world, Bob obtained CPA certification and accumulated four years of audit and tax experience with such “Big Four” CPA firms as McGladrey & Pullen, Ernst & Young, and Deloitte & Touche. Bob oversees the financial well-being of the Company and all aspects of accounting and finance, administration, and human resources functions. He develops and manages banking/vendor relationships, financial reports, budgets, and internal control systems. Bob is also in charge of investor relations and capital strategies to support the company’s growth. Bob received his B.S. Degree in Business Administration from University of Iowa.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be furnished on or prior to April 30, 2014 (and is hereby incorporated by reference) pursuant to a definitive proxy statement in connection with the Company’s annual meeting of stockholders in 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our definitive proxy statement for our annual meeting of stockholders in 2014, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding related transactions will be included in our definitive proxy statement for our annual meeting of stockholders in 2014, and is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(Except as otherwise indicated, all exhibits were previously filed)

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014)

3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010
(Incorporated by reference to the Form 8-K filed on January 4, 2010)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011)
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012).

14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer
101.1***	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Previously filed with Form 10-K on March 31, 2014

!VEDA SOLUTIONS, INC. CONSOLIDATED

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

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

x	In December 2013, the Board of Directors also approved the Company to raise up to an aggregate amount of $3.6 million in bridge financing through the sale of Convertible Debentures in advance of the long-term financing.

x	The Company successfully raised $1,735,000 through March 14, 2014 in convertible debentures and warrants in a private placement memorandum offering and will continue efforts of this nature during 2014 as deemed necessary.

x	The Board of Directors approved the Company to engage with a financial capital markets advisor in connection with a potential capital financial transaction to raise up to $30 million (“Long Term Financing”).

x	In the third quarter of 2013, the Company launched two new camera lines in collaboration with MegaSys, its Taiwan subsidiary and Industrial Technology Research Institute (ITRI), its nonprofit research and development partner in Taiwan. These products are enablers of the Company’s video hosting services.

x	The Company has recently developed two other standalone services:

o	IvedaMobile–a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device. This was developed with ITRI.

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

x	The Company launched a new website to highlight new products and services with corresponding applications.

x	The Company launched a second website allowing for direct web-sales, geared toward the residential and small-to-medium sized businesses.

x	The Company intends to continue to participate in industry and vertical tradeshows to launch new products, generate leads, solicit resellers and other sales channels, and identify potential technology partners.

x	The Company intends to continue advertising on selected trade magazines and running Google Adwords to generate leads.

x	The Company has evaluated its reseller distribution channel and eliminated non-performing components of the channel.

x	In November 2013, Iveda hired Bob Brilon as our chief financial officer and executive vice president of business development. He has strong ties with the investment community and has extensive experience in mergers and acquisitions, strategic growth planning, and interacting with domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, he was also appointed as the Company’s president.

x	The Company is in active collaboration with certain telecommunications companies in other countries to resell the Company’s products and services in their respective countries.

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

	Twelve Months
	Ending Dec. 31,	Twelve Months
	2013	Ending Dec. 31,	Condensed
	Iveda Solutions,	2013	Consolidated
	Inc.	MegaSys	Total

Revenue	$737,716	$2,607,501	$3,345,217
Cost of Revenue	731,770	1,997,580	2,729,350
Gross Profit	5,946	609,921	615,867
Depreciation and Amort.	210,787	11,115	221,902
General & Administrative	5,464,288	888,492	6,352,780
Impairment of Goodwill	841,000	-	841,000
(Loss) from Operations	(6,510,129)	(289,686)	(6,799,815)
Other Income (Expense)	(76,686)	5,451	(71,235)
(Loss) Before Income Taxes	(6,586,815)	(284,235)	(6,871,050)
Benefit For Income Taxes	-	69,336	69,336
Net Loss	$(6,586,815)	$(214,899)	$(6,801,714)

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200— Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

Future minimum lease payments under these leases are as follows:

2014	$330,451
2015	144,563
2016	113,835
Total	$588,849

NOTE 8	PREFERRED STOCK

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

Stock option transactions during 2013 and 2012 were as follows:

	2013		2012
		Weighted -		Weighted -
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	5,038,512	$0.91	3,663,179	$0.81
Granted	1,169,500	1.74	1,529,333	1.16
Exercised	(252,190)	.97	-	-
Forfeited or Canceled	(262,500)	1.08	(154,000)	1.01
Outstanding at End of Year	5,693,322	1.07	5,038,512	0.91

Options Exercisable at Year-End	4,449,986	1.37	3,748,003	1.22

Weighted-Average Fair Value of Options Granted During the Year	$0.37		$0.28

Information with respect to stock options outstanding and exercisable at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2013	Life	Price	2013	Price
$0.10 - $1.80	5,693,322	7.5 Years	$1.07	4,449,986	$1.37

IVEDA SOLUTIONS, INC. NOTES TO

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted- average assumptions used for options granted.

	2013	2012
Expected Life	5 Years	5 Years
Dividend Yield	0%	0%
Expected Volatility	25%	26%
Risk-Free Interest Rate	1.36%	.80%

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

IVEDA SOLUTIONS, INC. NOTES TO
FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

Stock warrant transactions for 2013 and 2012 were as follows:

	2013		2012
		Weighted -		Weighted -
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at Beginning of year	2,797,219	$1.33	1,612,778	$0.77
Granted	1,086,422	1.24	1,434,441	1.07
Exercised	-	0.00	-	0.00
Forfeited or Canceled	-	0.00	(250,000)	1.00
Outstanding at end of Year	3,883,641	1.00	2,797,219	1.33
Warrants Redeemable at End of Year	3,883,641	1.00	2,797,219	1.33
Weighted-Average Fair Value of Warrants Issued During the Year	$0.33		$0.31

Information with respect to warrants outstanding and exercisable at December 31, 2013 is as follows:

	Warrants Outstanding			Warrants Redeemable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Redeemable	Weighted -
Range of	at	Remaining	Average	at	Average
Exercise	December 31,	Contractual	Redemption	December 31,	Redemption
Prices	2013	Life	Price	2013	Price
$0.10 - $1.65	3,883,641	2.6 Years	$1.00	3,883,641	$1.00

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

IVEDA SOLUTIONS, INC.

By:	/s/ David Ly
David Ly
Chief Executive Officer,
(Principal Executive Officer)

46