Form 10-Q
period 2014-03-31
Iveda Solutions, Inc.
filed 2014-05-19
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of May 9, 2014
Common stock, $0.00001 par value	26,778,357

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$914,834	$559,729
Restricted Cash	1,101,740	1,160,688
Accounts Receivable, net	354,927	372,587
Inventory	394,427	331,437
Other Current Assets	426,935	295,205
Total Current Assets	3,192,863	2,719,646

PROPERTY AND EQUIPMENT, Net	558,331	471,182

OTHER ASSETS
Intangible Assets, Net	141,666	146,666
Other Assets	388,453	341,752
Total Other Assets	530,119	488,418

Total Assets	$4,281,313	$3,679,246

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities	$2,254,902	$2,358,702
Due to Related Parties	100,000	100,000
Short Term Debt	522,517	60,291
Derivative Liability	83,876	39,804
Current Portion of Long-Term Debt	139,556	164,156
Total Current Liabilities	3,100,851	2,722,953

LONG TERM DEBT AND CONVERTIBLE DEBENTURES, Net of Discount	1,846,218	364,370
DUE TO RELATED PARTY, Net of Discount	118,168	70,114
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of March 31, 2014 and December 31, 2013	-	-
Common Stock, $0.00001 par value; 200,000,000 shares authorized; 26,778,357 and 26,722,012 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	268	267
Additional Paid-In Capital	22,455,637	22,354,002
Accumulated Comprehensive Loss	(32,471)	(30,670)
Accumulated Deficit	(23,207,358)	(21,801,790)
Total Stockholders’ Equity (Deficit)	(783,924)	521,809

Total Liabilities and Stockholders’ Equity (Deficit)	$4,281,313	$3,679,246

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(unaudited)	(unaudited)

REVENUE
Equipment Sales	$210,311	$435,833
Service Revenue	158,801	169,009
Other Revenue	5,752	10,380

TOTAL REVENUE	374,864	615,222

COST OF REVENUE	210,534	564,948

GROSS PROFIT	164,330	50,274

OPERATING EXPENSES	1,527,731	1,271,083

LOSS FROM OPERATIONS	(1,363,401)	(1,220,809)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	2,234	(189)
Gain (Loss) on Derivatives and Conversion of Debt	11,600	(16,500)
Interest Income	3	-
Interest Expense	(56,004)	(18,730)
Total Other Income (Expense)	(42,167)	(35,419)

LOSS BEFORE INCOME TAXES	(1,405,568)	(1,256,228)

BENEFIT FOR INCOME TAXES	-	-

NET LOSS	$(1,405,568)	$(1,256,228)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements

4

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(unaudited)	(unaudited)

Net Loss	$(1,405,568)	$(1,256,228)
Other comprehensive loss:
Foreign currency translation adjustment	(1,801)	(1,505)
Comprehensive Loss	$(1,407,369)	$(1,257,733)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,405,568)	$(1,256,228)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	54,324	57,084
Amortization of Debt Discount	(880)	-
Amortization of Deferred Financing Costs	19,236
(Gain) Loss on Derivatives and Conversion of Debt	(11,600)	16,500
Stock Compensation	96,000	40,000
Common Stock Issued for Services	-	13,378
(Increase) Decrease in Operating Assets:
Accounts Receivable	(38,284)	1,258,084
Inventory	(66,051)	(38,197)
Other Current Assets	(135,472)	165,016
Accounts Payable and Other Current Liabilities	(23,641)	(423,574)
Net cash used in operating activities	(1,511,936)	(167,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(137,129)	(16,656)
Net cash used in investing activities	(137,129)	(16,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	42,417	(645,511)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	2,118,141	(313,500)
Proceeds from Exercise of Stock Options	5,635	42,000
Proceeds from (Payments to) Related Parties	(70,114)	4,600
Proceeds from (Payments on) Long-Term Debt	(22,605)	(20,058)
Deferred Finance Costs (Net)	(64,074)	-
Common Stock Issued, net of Cost of Capital	-	2,708,172
Net cash provided by financing activities	2,009,400	1,775,703

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,230)	1,736

NET INCREASE IN CASH AND CASH EQUIVALENTS	355,105	1,592,846

Cash and Cash Equivalents - Beginning of Period	559,729	114,462

CASH AND CASH EQUIVALENTS - END OF PERIOD	$914,834	$1,707,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$32,105	$18,730

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the three-month period ended March 31, 2014, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2014 or for future periods.

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

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

Effective April 30, 2011, Iveda Solutions, Inc. (the “Company”) completed its acquisition of Sole Vision Technologies (dba “MegaSys”), a company based in Taiwan. The consolidated financial statements include the accounts of the Company and MegaSys (from May 1, 2011 through March 31, 2014). All intercompany balances and transactions have been eliminated in consolidation. See Note 8.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s Audit Report on the Financial Statements for the year ended December 31, 2013 contained a going concern qualification. From inception through to March 31, 2014 the Company has generated an accumulated deficit from operations totaling approximately $23.2 million and has used approximately $1.5 million in cash from operations through the three months ended March 31, 2014. The Company’s financial statements for the three months ended March 31, 2014 assume it will continue as a going concern, but to be able to do so it will need to raise additional capital to fund operations until positive operating cash flow is achieved. However, there can be no assurance that it will be able to raise sufficient additional capital to continue operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of the plan include:

•	Through May 1, 2014 the Company raised approximately $3.0 million through the private placement of convertible debentures and warrants and will continue efforts of this nature throughout the remainder of the fiscal year as deemed necessary by the Board of Directors.

•	In December 2013, the Board of Directors approved a plan for the Company to raise an aggregate amount of $3.6 million in bridge financing, of which approximately $2.0 million was raised as of March 31, 2014, through the sale of Convertible Debentures.

•	The Board of Directors approved a plan for the Company to engage a financial advisor in connection with a potential capital raise of up to $30 million (“Long Term Financing”).

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

•	The Company is actively installing its cloud based software platform with certain telecommunications companies in other countries to create a reoccurring licensing revenue model as well as a distribution channel for proprietary video camera hardware in each respective country.

•	In the third quarter of 2013, the Company launched two new camera lines in collaboration with MegaSys, its Taiwan subsidiary and Industrial Technology Research Institute (ITRI), its nonprofit research and development partner in Taiwan. These products are enablers of the Company’s video hosting services.

The Company has recently developed two other standalone services:

IvedaMobile™ – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device. This was developed with ITRI.
IvedaXchange™ – In collaboration with a technology partner, the Company developed a real-time situational awareness dashboard to enable organizations instant access to vital and filtered information such as emergency situations, location of critical assets, video monitoring, and local news. IvedaXchange is well-suited for law enforcement agencies and schools.

•	The Company intends to continue to participate in industry and vertical tradeshows to launch new products, generate leads, solicit resellers and other sales channels, and identify potential technology partners.

•	In December 2013, Iveda hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. He has strong ties with the investment community and has extensive experience in mergers and acquisitions, strategic growth planning, and interacting with domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, the board of Directors appointed Mr. Brilon as the Company’s President.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Revenue from two customers represented approximately 51% of total revenues for the three months ended March 31, 2014, and approximately 78% of total accounts receivable at March 31, 2014.

Intangible Assets and Goodwill

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets were fully amortized as of September 30, 2013. Future amortization of Intangible Assets is as follows:

Trademarks

2014	$15,000
2015	20,000
2016	20,000
2017	20,000
Thereafter	66,666
Total	$141,666

Goodwill represents the excess of the purchase price of MegaSys over the net assets acquired. Goodwill is tested annually for impairment or more frequently if indicators of impairment exist.

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Derivative Liabilities

The Convertible Debentures include both a conversion option and detachable warrants that are being accounted for as derivative liabilities because of anti-dilution provisions, which under US GAAP, prevents them from being indexed to the Company’s stock triggering derivative accounting. The fair value of the conversion option and detachable warrants is carried on the face of the accompanying balance sheet as a Derivative Liability, in current liabilities because the underlying instruments are convertible by the holder at any time until maturity. Any change in fair value of the derivative liability is reported as a gain or loss on derivative liability in the accompanying statement of operations.

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets (Liabilities)

United States	$142,510	$(1,265,181)
Asia	$171,554	$481,258
Mexico	$60,800	-

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

The Company operates as two reportable business segments in defined in ASC 280, "Segment Reporting" Each business segment has a chief operating decision maker and management personnel which review their business segment’s performance as it relates to revenue, operating profit and operating expenses.

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Three Months Ended March 31, 2014 Iveda Solutions, Inc.	Three Months Ended March 31, 2014 MegaSys	Condensed Consolidated Total

Revenue	$203,309	$171,554	$374,863
Cost of Revenue	175,481	35,053	210,534
Gross Profit	27,828	136,501	164,329
Depreciation and Amortization.	51,319	3,005	54,324
General and Administrative	1,287,847	185,559	1,473,406
Loss from Operations	(1,311,338)	(52,063)	(1,363,401)
Foreign Currency Gain (Loss)	(200)	2,434	2,234
Gain on derivatives	11,600	-	11,600
Interest Income	-	3	3
Interest Expense	(52,941)	(3,063)	(56,004)
Loss Before Income Taxes	(1,352,879)	(52,689)	(1,405,568)
Provision For Income Taxes	-	-	-
Net Loss	$(1,352,879)	$(52,689)	$(1,405,568)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended
	March 31,
	2014	2013
Revenues
United States	$203,309	$147,249
Republic of China (Taiwan)	171,554	467,973
	$374,863	$615,222

	Three Months Ended
	March 31,
	2014	2013
Operating earnings (loss)
United States	$(1,311,338)	$(1,138,281)
Republic of China (Taiwan)	(52,063)	(82,528)
	$(1,363,401)	$(1,220,809)

	Three Months Ended March 31,
	2014	2013
Property and equipment
United States	$520,178	$455,416
Republic of China (Taiwan)	38,153	25,557

	$558,331	$480,973

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Three Months Ended March 31,
	2014	2013
Additions to long-lived assets
United States	$129,087	$16,656
Republic of China (Taiwan)	8,042	-

	$137,129	$16,656

	Three Months Ended March 31,
	2014	2013
Inventory
United States	$166,679	$32,294
Republic of China (Taiwan)	227,748	129,017

	$394,427	$161,311

	Three Months Ended March 31,
	2014	2013
Total Assets
United States	$1,728,682	$3,111,469
Republic of China (Taiwan)	2,552,631	2,546,165

	$4,281,313	$5,657,634

Reclassification

Certain amounts in 2013 may have been reclassified to conform to the 2014 presentation.

New Accounting Pronouncements

In March 2014 FASB issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

•	-The private company lessee and the lessor are under common control;
•	-The private company lessee has a leasing arrangement with the lessor;
•	-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
•	-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

In April 2014 FASB issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

NOTE 2	SHORT-TERM DEBT

The short term debt balances were as follows:

	March 31	December 31
	2014	2013
Loan from Shanghai Commercial & Savings Bank at various interest rates ranging from
1% per annum to 3.26%. Due at various dates from April 2014 – September 2014.	$95,337	$60,291
Loan from Hua Nan Bank at various interest rates ranging from 1% per annum
to 3% per annum. Due date is September 2014.	328,600
Loan from Bank SinoPac at various interest rates ranging from 1% per annum
to 3.26% per annum. Due date is August 2014.	98,580
Balance at end of period	$522,517	$60,291

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 3	CONVERTIBLE DEBENTURES

From December 12, 2013 through March 31, 2014, the Company sold $2,024,500 in principal amount of three year debentures, convertible at any time into Company common stock at $1.50 per share. The debentures bear interest at a rate of 9.5% per annum accruing monthly with the first interest payment after six months and then monthly. Purchasers of the convertible debentures also received warrants to purchase an aggregate of 184,045 shares of Company common stock exercisable for five years at an exercise price of $1.65. The Company incurred financing costs in connection with the issuance of the convertible debentures of $175,635 paid, or to be paid, in cash and will issue warrants to purchase 192,424 shares of common stock; these deferred costs have been capitalized in the accompanying balance sheets, and are being amortized to interest expense using the effective interest method over the 3 year life of the debt. The fair value of the conversion option and warrants on the date issued to the debenture holders totaled $79,111, is discounted from the carrying value of the debenture and amortized into interest expense over the 3 year life of the debt using the effective interest method. At March 31, 2014, the carrying value of the convertible debentures totaled $1,949,855, net of the $74,645 debt discount. Accrued interest related to the convertible debentures totaled $27,913. The Company expects to amortize approximately $43,000 into interest expense in each of the next 3 years reducing the related deferred costs and debt discount. Principal and all accrued interest is due at maturity, but can be repaid at any time with no penalty.

The fair value of the conversion option and warrants is carried on the face of the accompanying Balance Sheet as derivative liability and totaled $83,876 at March 31, 2014. Any change in fair value of the derivative liability is reported as a gain or loss on derivative liability in the accompanying statement of operations. The Company recognized a gain on the derivative of $11,600 during the three months ended March 31. 2014.

NOTE 4	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the three months ended March 31, 2014, the Company issued 56,340 shares of common stock upon the exercise of Stock Options at $0.10 per share.

NOTE 5	STOCK OPTION PLAN AND WARRANTS

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

Stock option transactions during the three months ended March 31, 2014 were as follows:

	Three months ended March 31, 2014
	Shares	Weighted - Average Exercise Price
Outstanding at Beginning of Year	5,693,322	$1.07
Granted	130,000	1.71
Exercised	(56,345)	0.10
Forfeited or Canceled	(127,750)	1.16
Outstanding at End of Period	5,639,227	1.09
Options Exercisable at Period-End	4,612,441	$1.33
Weighted-Average Fair Value of Options Granted During the Period	$0.44

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Information with respect to stock options outstanding and exercisable as of March 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted -		Number
	Outstanding	Average	Weighted -	Exercisable	Weighted -
Range of	at	Remaining	Average	At	Average
Exercise	Mar. 31,	Contractual	Exercise	Mar. 31,	Exercise
Prices	2014	Life	Price	2014	Price
$ 0.10 - $1.80	5,639,227	7.4 Years	$1.09	4,612,441	$1.33

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2014
Expected Life	6.25 yrs
Dividend Yield	0%
Expected Volatility	24.22%
Risk-Free Interest Rate	2.73%

NOTE 5	STOCK OPTION PLAN AND WARRANTS - Continued

Expected volatility for 2014 was estimated by using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on management’s estimate using historical experience.

Warrants

All Stock Warrant activity during the three months ended March 31, 2014 was related to the convertible debentures sold during the same period (See Note 3). Warrants included in the sale of the convertible debentures may be exercised up to 5 years following the date of grant with an exercise price of $1.65.

Stock warrant transactions during the three months ended March 31, 2014 were as follows:

Outstanding at December 31, 2013	3,883,641
Granted	199,197
Exercised	-
Forfeited or Canceled	-
Warrants Redeemable at March 31, 2014	4,082,838

IVEDA SOLUTIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 6	RELATED PARTY TRANSACTIONS

On March 4, 2014, Mr. Brilon, the Company’s President and Chief Financial Officer purchased a 9.5% Senior Convertible Debenture in the principal amount of $50,000 with the same terms as the Debenture. In connection with the purchase of this debenture, Mr. Brilon received a warrant to purchase 4,545 shares of Common Stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the Company recognized a discount of $1,616 on the principal value of $50,000, which discount is being amortized over the three year term of the debenture, and a discount of $330 with respect to the warrant, which discount is being amortized over the five year term of the warrant.

On December 20, 2013, Mr. Brilon, the Company’s President and Chief Financial Officer, purchased a 9.5% Senior Convertible Debenture (the “Debenture”) in the principal amount of $75,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s Common Stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Brilon received a warrant to purchase 6,818 shares of the Common Stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the company recognized a discount of $2,382 on the principal value of $75,000, which discount is being amortized over the three year term of the debenture, and a discount of $586 with respect to the warrant, which discount is being amortized over the five year term of the warrant.

On November 19, 2012, the Company entered into a convertible debenture agreement with a Board Member for $100,000. Under the original terms of the agreement, Interest is payable at 10% per annum, payable on the extended maturity date of December 19, 2014. The Company issued warrants to purchase 10,000 shares of the Company Stock, at an exercise price of $ 1.10. The debenture is convertible into shares of Company Common Stock on or before the Maturity Date, at a conversion rate of $1.10 per share. On June 20, 2013, interest of $5,000 was paid on the debenture.

NOTE 7	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months ended March 31, 2014 and 2013, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 9,529,641 shares potentially issuable as of March 31, 2014) and shares potentially issuable upon conversion of the convertible debenture (totaling 1,349,667 as of March 31, 2014) were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013.

	Three Months	Three Months
	Ending	Ending
Basic EPS	Mar. 31, 2014	Mar. 31, 2013
Net Loss	$(1,405,768)	(1,256,228)
Weighted Average Shares	26,742,623	22,001,587
Basic and Diluted Loss Per Share	$(0.05)	$(0.06)

NOTE 8	SUBSEQUENT EVENTS

From April 1, 2014 through May 13, 2014 the Company raised $1,300,000 through the private placement of Convertible Debentures and warrants.

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

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, which involve risks and uncertainties, including statements regarding our capital needs, business strategy, and expectations. For a discussion of certain risks related to the statements, please see Part I, “Item IA, Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “will,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “forecast,” “project” or “continue,” the negative of such terms or other comparable terminology.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2013. Such policies are unchanged.

Overview

Iveda Solutions, Inc. began operations on January 24, 2005, under the name of IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”). On October 15, 2009, IntelaSight became a wholly-owned operating subsidiary of Iveda Corporation (formerly known as Charmed Homes, Inc.), a Nevada corporation, through a merger. All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation, and changed its name to Iveda Solutions, Inc. On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (“MegaSys”). As of April 30, 2011, MegaSys became a wholly owned subsidiary of the Company.

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

The Company began selling and installing video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing, and provides video hosting in-vehicle streaming video, archiving, and real-time remote surveillance services with a proprietary reporting system, DSR™ (Daily Surveillance Report), to a variety of businesses and organizations. By consolidating computer power into a single location at the server level, the Company creates efficiencies due to economies of scale leveraging cloud computing, which offers more features and flexibility compared to traditional box systems. The Company has a SAFETY Act Designation by the Department of Homeland Security as an anti-terrorism technology provider. The Company’s current principal sources of revenue are derived from our video hosting real-time surveillance and equipment sales and installation but anticipates licensing its cloud based video platform will be more significant in the future.

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

New Accounting Pronouncements

In March 2014 FASB issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

•	-The private company lessee and the lessor are under common control;
•	-The private company lessee has a leasing arrangement with the lessor;
•	-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
•	-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

In April 2014 FASB issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company’s management does not currently anticipate that the future application of either new accounting standard will have a material impact on the Company’s financial statements.

Results of Operations

Revenue We recorded revenue of $374,864 for the three months ended March 31, 2014, compared to $615,222 for the three months ended March 31, 2013, a decrease of $240,358 or 39%. In the three months ended March 31, 2014, our recurring service revenue was $158,801 or 42% of revenue, and our equipment sales and installation revenue was $210,311 or 56% of revenue, compared to recurring service revenue of $169,009 or 27% of revenue, and equipment sales and installation revenue of $435,833 or 71% of revenue for the same period in 2013. Our U.S. operations saw a small increase of $56,060 in revenues during the three months ended March 31, 2014, while our MegaSys subsidiary saw revenues decrease by $296,419 during the same period. This decrease was due to a decline in large project-driven revenue in Taiwan.

Cost of Revenue Total cost of revenue was $210,534 (56% of revenues; representing a gross margin of 44%) for the three months ended March 31, 2014, compared to $564,948 (92% of revenue; gross margin of 8%) for same period in 2013, a decrease of $399,789 or 71%. The decreased cost of revenue and increased gross margin was primarily due to an overall corresponding decrease in total revenues combined with higher equipment sales margins from smaller projects in Taiwan.

Operating Expenses Operating expenses were $1,527,731 for the three months ended March 31, 2014, compared to $1,271,083 for the same period in 2013, an increase of $256,647 or 20%. The increase in operating expenses was primarily related to research and development expenses. The Company does not expect any significant fluctuations in operating expenses from the current levels during 2014.

Loss from Operations As a result of the decreases in revenues and the increase in operating expenses, loss from operations increased to $1,363,401 for the three months ended March 31, 2014, compared to $1,220,809 for the same period in 2013, an increase in loss of $142,592 or 12%.

Other Expense-Net Other expense-net was $42,167 for the three months ended March 31, 2014, compared to $35,419 for the same period in 2013, an increase of $6,748 or 19%.

Net Loss Net loss was $1,405,568 for the three months ended March 31, 2014, compared to $1,256,228 for the same period in 2013. The increase of $149,340 or 12% was primarily due to increased research and development expenses in 2014.

Liquidity and Capital Resources

On March 31, 2014, we had cash and cash equivalents of $914,834 including $477,841 in our domestic business and $436,933 in our foreign business. The increase in cash from $559,729 as of December 31, 2013 was primarily due to issuance of convertible debentures. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the three months ended March 31, 2014, and March 31, 2013, was $1,511,936 and $167,937 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in investing activities for the three months ended March 31, 2014, and March 31, 2013, was $137,129 and $16,656 respectively.

We have experienced significant operating losses since our inception. At December 31, 2013, we had approximately $17 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2013 or through the second quarter of 2013. Our operating loss carry forwards expire starting in 2025 and continuing through 2032.

We believe that our cash on hand as of March 31, 2014 is sufficient to meet our anticipated cash needs for working capital and capital expenditures for the near term. However, the Company has limited liquidity and has not yet established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. As a result, risk exists regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate greater revenues through increased sales and/or its ability to raise additional funds through the capital markets. No assurance can be given that the Company will be successful in these efforts.

Revenue from two customers represented approximately 51% of total revenues for the three months ended March 31, 2014, and approximately 78% of total accounts receivable at March 31, 2014. No other customers represented greater than 8% of total revenues in the three months ended March 31, 2014. There are some customer receivables that have aged over 120 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our U.S. operation has no new customer receivables aged over 120 days. The terms for payment for our U.S. operations are “due upon receipt”. Therefore, no allowance for doubtful accounts for such U.S. receivables was recorded during the three months ended March 31, 2014.

Our Taiwan operations through MegaSys have 84% of gross accounts receivables aged over 120 days as of March 31, 2014. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. As of the three months ended March 31, 2014, the Company’s management has set up a $459,225, allowance for doubtful accounts. Management deems the remainder of the outstanding accounts to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

Off Balance Sheet Arrangements During the reporting period, the Company had no off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosures in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2014.

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

Segregation of Duties

As of March 31, 2014, the Company had two employees knowledgeable in SEC accounting and reporting. As a result, there is proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner. In addition, as our resources allow, we plan to add additional financial personnel to our management team in order to ensure proper segregation of the duties necessary for accurate and timely financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From December 12, 2014 through March 31, 2014 the Company sold $2,024,500 in principal amount of three year debentures, convertible at any time into common stock at $1.50 per share. The debentures bear interest at 9.5% per annum. Purchasers of the convertible debentures also received warrants to purchase an aggregate of 184,045 shares of common stock, exercisable for five years at an exercise price of $1.65. These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder. The facts relied upon by the Company to use this exemption were the following: (a) the Company did not use general solicitation or advertising to market the securities; (b) the issuances were only made to accredited investors, as such term is defined in Rule 501(a) of Regulation D (“Accredited Investors”). The proceeds raised through the sale of the convertible debentures were used to fund the Company’s general operating expenses.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007).
3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014).
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009).
3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed January 4, 2010).
4.1	Specimen Stock Certificate (Incorporated by reference to Form SB-2 filed on 4/27/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Form 8-K filed on 10/21/2009).
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Form S-4/A2 filed on 8/2/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation , Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012).
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on 5/11/2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: May 16, 2014	BY:	/s/ David Ly
David Ly
Chief Executive Officer, and Chairman (Principal Executive Officer)

	BY:	/s/ Robert J. Brilon
Robert J. Brilon
CFO (Chief Financial Officer)and President

