Form 10-Q
period 2014-06-30
Iveda Solutions, Inc.
filed 2014-08-14
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of August 12, 2014
Common stock, $0.00001 par value	27,308,357

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$673,600	$559,729
Restricted Cash	994,127	1,160,688
Accounts Receivable, Net	473,926	372,587
Inventory	525,322	331,437
Other Current Assets	286,468	295,205
Total Current Assets	2,953,443	2,719,646

PROPERTY AND EQUIPMENT, Net	584,883	471,182

OTHER ASSETS
Intangible Assets, Net	136,666	146,666
Other Assets	413,654	341,752
Total Other Assets	550,320	488,418

Total Assets	$4,088,646	$3,679,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities	$2,089,403	$2,358,702
Due to Related Parties	100,000	100,000
Short Term Debt	457,820	60,291
Derivative Liability	124,017	39,804
Current Portion of Long-Term Debt	113,042	164,156
Total Current Liabilities	2,884,282	2,722,953

LONG TERM DEBT AND CONVERTIBLE DEBENTURES, Net of Discount	3,314,348	364,370
DUE TO RELATED PARTY, Net of Discount	158,872	70,114

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of June 30, 2014 and December 31, 2013	-	-
Common Stock, $0.00001 par value; 200,000,000 shares authorized; 27,308,357 and 26,722,012 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	273	267
Additional Paid-In Capital	23,061,632	22,354,002
Accumulated Comprehensive Loss	(30,637)	(30,670)
Less Notes Receivable from Stockholder	(504,000)	-
Accumulated Deficit	(24,796,124)	(21,801,790)
Total Stockholders' Equity (Deficit)	(2,268,856)	521,809

Total Liabilities and Stockholders' Equity (Deficit)	$4,088,646	$3,679,246

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Equipment Sales	$191,705	$621,989	$402,016	$1,057,822
Service Revenue	143,837	157,823	302,638	326,832
Other Revenue	15,720	14,354	21,472	24,734
TOTAL REVENUE	351,262	794,166	726,126	1,409,388

COST OF REVENUE	313,867	627,934	524,401	1,192,882

GROSS PROFIT	37,395	166,232	201,725	216,506

OPERATING EXPENSES	1,531,084	1,615,072	3,058,814	2,886,155

LOSS FROM OPERATIONS	(1,493,689)	(1,448,840)	(2,857,089)	(2,669,649)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	8,475	(918)	10,709	(1,107)
Gain (Loss) on Derivatives and Debt Conversion	30,401	(27,500)	42,001	(44,000)
Interest Income	1,874	997	1,877	997
Interest Expense	(119,949)	(30,660)	(175,953)	(49,390)
Total Other Income (Expense)	(79,199)	(58,081)	(121,366)	(93,500)

LOSS BEFORE INCOME TAXES	(1,572,888)	(1,506,921)	(2,978,455)	(2,763,149)

BENEFIT (PROVISION) FOR INCOME TAXES	(15,879)	-	(15,879)	-

NET LOSS	$(1,588,767)	$(1,506,921)	$(2,994,334)	$(2,763,149)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.06)	$(0.11)	$(0.12)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(1,588,767)	$(1,506,921)	$(2,994,334)	$(2,763,149)
Other Comprehensive loss:
Foreign currency translation adjustment	1,834	(7,742)	33	(8,779)

Comprehensive Loss	$(1,586,933)	$(1,514,663)	$(2,994,301)	$(2,771,928)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,994,334)	$(2,763,149)
Adjustments to Reoncile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	110,952	113,349
Amortization and Debt Discount	13,152	-
Amortization and Deferred Financing Costs	41,227	-
(Gain) Loss on Derivatives and Debt Conversion	(42,001)	44,000
Stock Compensation	195,000	88,020
Common Stock Issued for Services	-	148,756
Allowance for Doubtful Accounts	3,936	-
(Increase) Decrease in Operating Assets:
Accounts Receivable	(104,288)	913,018
Inventory	(193,606)	(37,852)
Other Current Assets	9,821	71,014
Accounts Payable and Other Current Liabilities	(271,636)	(486,279)
Net cash used in operating activities	(3,231,777)	(1,909,123)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(214,378)	(68,597)
Net cash used in investing activities	(214,378)	(68,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	169,834	(544,058)
Proceeds from Short-Term Notes Payable/Debt	3,804,505	-
Payments on Short-Term Notes Payable/Debt	(324,755)	(138,612)
Proceeds from Exercise of Stock Options	8,636	184,574
Proceeds from (Payments to) Related Parties	88,000	(230,440)
(Payments) on Proceeds from Long-Term Debt	(85,694)	41,757
Payments on Capital Lease Obligations	(1,961)	(5,567)
Deferred Finance Costs (Net)	(98,978)	-
Common Stock Issued, net of Cost of Capital	-	3,996,594
Net cash provided by financing activities	3,559,587	3,304,248

EFFECT OF EXCHANGE RATE CHANGES ON CASH	439	(4,936)

NET INCREASE IN CASH AND CASH EQUIVALENTS	113,871	1,321,592

Cash and Cash Equivalents- Beginning of Period	559,729	114,462

CASH AND CASH EQUIVALENTS - END OF PERIOD	$673,600	$1,436,054

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$18,339	$49,390

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on Convertible Debt	$112,784	$-
Establishment of Derivative Liability	$126,214	$-
Common Stock Warrants Issued as Deferred Finance Costs	$13,430	$-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the six-month period ended June 30, 2014, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2014 or for future periods.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s Audit Report on the Financial Statements for the year ended December 31, 2013 contained a going concern qualification. Since inception, the Company has generated an accumulated deficit from operations of approximately $24.8 million at June 30, 2014 and has used approximately $3.2 million in cash to fund operations through the six months ended June 30, 2014. As a result, a significant risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	Through June 27, 2014 the Company raised approximately $3.6 million through the private placement of convertible debentures and warrants and will continue efforts of this nature throughout the remainder of the fiscal year as deemed necessary by the Board of Directors.

•	In December 2013, the Board of Directors approved a plan for the Company to raise an aggregate amount of $3.6 million in bridge financing, all of which was raised as of June 30, 2014, through the sale of Convertible Debentures.

•	The Board of Directors approved a plan for the Company to engage a financial advisor in connection with a potential capital raise of up to $30 million (“Long Term Financing”).

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

•	The Company is actively installing its cloud based software platform with certain telecommunications companies in other countries to create a reoccurring licensing revenue model as well as a distribution channel for proprietary video camera hardware in each respective country.

•	The Company intends to continue to participate in industry and vertical tradeshows to launch new products, generate leads, solicit resellers and other sales channels, and identify potential technology partners.

•	In December 2013, Iveda hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. He has strong ties with the investment community and has extensive experience in mergers and acquisitions, strategic growth planning, and interacting with domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, the board of Directors appointed Mr. Brilon as the Company’s President.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. US based segment revenue from three customers represented approximately 49% of total revenues for the six months ended June 30, 2014, and two customers represented approximately 80% of total accounts receivable at June 30, 2014. Taiwan based segment revenue from three customers represented approximately 58% of total revenues for the six months ended June 30, 2014, and two customers represented approximately 80% of total accounts receivable at June 30, 2014.

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of June 30, 2014. Future amortization of Intangible Assets is as follows:

Trademarks

2014	$10,000
2015	20,000
2016	20,000
2017	20,000
Thereafter	66,666
Total	$136,666

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets (Liabilities)
US Revenue	$336,485	$(2,236,153)
Asia (all of MegaSys)	$204,357	$(32,703)
Mexico (TDN)	$120,462
Philippines	$64,822

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Three Months	Three Months	Condensed
	Ended June 30, 2014	Ended June 30, 2014	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$318,459	$32,803	$351,262
Cost of Revenue	298,707	15,160	313,867
Gross Profit	19,752	17,643	37,395
Depreciation and Amortization	51,320	3,005	54,325
General and Administrative	1,452,472	24,287	1,476,759
(Loss) from Operations	(1,484,040)	(9,649)	(1,493,689)
Foreign Currency Gain (Loss)	10,909	(2,434)	8,475
Gain on Derivatives	30,401	-	30,401
Interest Income	775	1,099	1,874
Interest Expense	(115,266)	(4,683)	(119,949)
(Loss) Before Income Taxes	(1,557,221)	(15,667)	(1,572,888)
(Provision) for Income Taxes	-	(15,879)	(15,879)
Net Loss	$(1,557,221)	$(31,546)	$(1,588,767)

	Six Months	Six Months	Condensed
	Ended June 30, 2014	Ended June 30, 2014	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$521,769	$204,357	$726,126
Cost of Revenue	474,188	50,213	524,401
Gross Profit	47,581	154,144	201,725
Depreciation and Amortization	102,206	8,746	110,952
General and Administrative	2,740,752	207,110	2,947,862
(Loss) from Operations	(2,795,377)	(61,712)	(2,857,089)
Foreign Currency Gain (Loss)	10,709	-	10,709
Gain on Derivatives	42,001	-	42,001
Interest Income	775	1,102	1,877
Interest Expense	(168,207)	(7,746)	(175,953)
(Loss) Before Income Taxes	(2,910,099)	(68,356)	(2,978,455)
(Provision) for Income Taxes	-	(15,879)	(15,879)
Net Loss	$(2,910,099)	$(84,235)	$(2,994,334)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
United States	$318,459	$222,988	$521,769	$370,237
Republic of China (Taiwan)	32,803	571,178	204,357	1,039,151
	$351,262	$794,166	$726,126	$1,409,388

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating earnings (loss)
United States	$(1,484,040)	$(1,334,716)	$(2,795,377)	$(2,472,997)
Republic of China (Taiwan)	(9,649)	(114,124)	(61,712)	(196,652)
	$(1,493,689)	$(1,448,840)	$(2,857,089)	$(2,669,649)

			Six Months Ended
			June 30,
			2014	2013
Property and equipment, net
United States			$544,092	$469,598
Republic of China (Taiwan)			40,791	11,832
			$584,883	$481,430

			Six Months Ended
			June 30,
			2014	2013
Additions to long-lived assets
United States			$198,888	$68,598
Republic of China (Taiwan)			15,490	(8,514)
			$214,378	$60,084

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Six Months Ended
	June 30,
	2014	2013
Inventory
United States	$376,076	$32,656
Republic of China (Taiwan)	149,246	124,916
	$525,322	$157,572

	Six Months Ended
	June 30,
	2014	2013
Total Assets
United States	$1,955,088	$2,825,183
Republic of China (Taiwan)	2,133,558	2,722,010
	$4,088,646	$5,547,193

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

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

•	The private company lessee and the lessor are under common control;
•	The private company lessee has a leasing arrangement with the lessor;
•	Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
•	If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.
•	If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 2	SHORT-TERM DEBT

The short term debt balances were as follows:
	June 30,	December 31,
	2014	2013

Loan from Shanghai Commercial & Savings Bank at various interest rates ranging from 1% per annum to 3.26%. Due at various dates from April 2014 — September 2014.	$122,920	$60,291

Loan from Hua Nan Bank at various interest rates ranging from 1% per annum to 3% per annum. Due at various dates from September - December 2014.	334,900	-

Balance at end of period	$457,820	$60,291

NOTE 3	CONVERTIBLE DEBENTURES

From December 12, 2013 through June 30, 2014, the Company sold $3,600,000 in principal amount of three year debentures, convertible at any time into Company common stock at $1.50 per share. The debentures bear interest at a rate of 9.5% per annum accruing monthly with the first interest payment due after six months and then monthly unless at the option of the Company the interest is added to the principal amount. Purchasers of the convertible debentures also received warrants to purchase an aggregate of 327,273 shares of Company common stock exercisable for five years at an exercise price of $1.65. The Company incurred financing costs in connection with the issuance of the convertible debentures of $260,635 paid in cash and issued warrants to purchase 199,243 shares of common stock; these deferred costs have been capitalized in the accompanying balance sheets, and are being amortized to interest expense using the effective interest method over the 3 year life of the debt. The fair value of the conversion option and warrants on the date issued to the debenture holders totaled $140,392, is discounted from the carrying value of the debenture and amortized into interest expense over the 3 year life of the debt using the effective interest method. At June 30, 2014, the carrying value of the convertible debentures totaled $3,473,220, net of the $126,780 debt discount. Accrued interest related to the convertible debentures totaled $99,640. The Company expects to amortize approximately 100,000 into interest expense in fiscal 2015 and 2016, reducing to $65,000 in 2017, $48,000 in 2018 and $4,000 in 2019 reducing the related deferred costs and debt discount. Principal and all accrued interest is due at maturity, but can be repaid at any time with no penalty.

The fair value of the conversion option and warrants is carried on the face of the accompanying Balance Sheet as derivative liability and totaled $124,017 at June 30, 2014. Any change in fair value of the derivative liability is reported as a gain or loss on derivative liability in the accompanying statement of operations. The Company recognized a gain on the derivative of $30,401and $42,001 respectively, during the three months and six months ended June 30, 2014.

NOTE 4	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the three months and six months ended June 30, 2014, the Company issued 530,000 and 586,345 shares of common stock, respectively, upon the exercise of options and warrants to purchase common stock.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Notes Receivable from Stockholder

In June 2014, an advisor and shareholder of the Company exercised warrants to purchase 200,000 and 300,000 shares of common stock, granted at an exercise price of $1.02 and $1.00 per share, respectively, in exchange for 5% Promissory Notes totaling $504,000 due June 30, 2015.

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

Stock option transactions during the six months ended June 30, 2014 were as follows:

	Six months ended June 30, 2014
		Weighted-
		Average Exercise
	Shares	Price

Outstanding at Beginning of Year	5,639,322	$1.07
Granted	312,000	1.71
Exercised	(56,345)	0.10
Forfeited or Canceled	(190,500)	1.22
Outstanding at End of Period	5,704,477	1.11

Options Exercisable at Period-End	4,701,316	$1.35

Weighted-Average Fair Value of Options Granted During the Period	$0.44

Information with respect to stock options outstanding and exercisable as of June 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at June 30,	Contractual	Exercise	at June 30,	Exercise
Range of Exericse Prices	2014	Life	Price	2014	Price
$0.10 - $1.80	5,758,477	7.5	$1.11	4,701,316	$1.35

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014
Expected Life	6.25	yrs
Dividend Yield	0%
Expected Volatility	21.09%
Risk-Free Interest Rate	2.67%

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

All Warrant grant activity during the six months ended June 30, 2014 was related to the convertible debentures sold during the same period (See Note 3). Warrants included in the sale of the convertible debentures may be exercised up to 4 or 5 years following the date of grants with an exercise price of $1.65.

Stock warrant transactions during the six months ended June 30, 2014 were as follows:

Outstanding at Beginning of Year	3,883,641
Granted	341,698
Exercised	(530,000)
Forfeited or Canceled	(50,000)
Warrants Redeemable at June 30, 2014	3,645,339

NOTE 6	RELATED PARTY TRANSACTIONS

On May 27, 2014, Mr. Alex Kuo, a member of the Board of Directors of the Company, purchased a 9.5% Senior Convertible Debenture (the “Debenture”) in the principal amount of $38,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s Common Stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Kuo received a warrant to purchase 3,455 shares of the Common Stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the Company recognized a discount of $1,214 on the principal value of $38,000, which discount is being amortized over the three year term of the debenture, and a discount of $290 with respect to the warrant, which discount is being amortized over the five year term of the warrant.

On March 4, 2014, Mr. Brilon, the Company’s President and Chief Financial Officer, purchased a Debenture in the principal amount of $50,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s Common Stock at the election of the holder at any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Brilon received a warrant to purchase 4,545 shares of the Common Stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the Company recognized a discount of $956 on the principal value of $50,000, which discount is being amortized over the three year term of the debenture, and a discount of $377 with respect to the warrant, which discount is being amortized over the five year term of the warrant.

On December 20, 2013, Mr. Brilon purchased a Debenture in the principal amount of $75,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s Common Stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Brilon received a warrant to purchase 6,818 shares of the Common Stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the Company recognized a discount of $722 on the principal value of $75,000, which discount is being amortized over the three year term of the debenture, and a discount of $570 with respect to the warrant, which discount is being amortized over the five year term of the warrant.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months and six months ended June 30, 2014 and 2013, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 9,403,816 potential shares at June 30, 2014) and shares potentially issuable upon conversion of the convertible debenture (totaling 2,400,000 as of June 30, 2014) were excluded from the calculation of diluted earnings per share for the three months and six months ended June 30, 2014 and 2013.

	Three Months	Three Months	Six Months	Six Months
	Ending	Ending	Ending	Ending
Basic EPS	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Loss	$(1,588,767)	$(1,506,921)	$(2,994,334)	$(2,763,149)
Weighted Average Shares	26,849,456	24,866,675	26,814,103	23,409,185
Basic and Diluted Loss Per Share	$(0.06)	$(0.06)	$(0.11)	$(0.12)

NOTE 8	SUBSEQUENT EVENTS

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

Overview

Iveda Solutions, Inc. began operations on January 24, 2005, under the name IntelaSight, Inc., a Washington corporation doing business as Iveda Solutions (“IntelaSight”). On October 15, 2009, IntelaSight became a wholly-owned operating subsidiary of Iveda Corporation (formerly known as Charmed Homes, Inc.), a Nevada corporation, through a merger. All Company operations were conducted through IntelaSight until December 31, 2010, at which time IntelaSight merged with and into Iveda Corporation, and changed its name to Iveda Solutions, Inc. On April 30, 2011, the Company completed its acquisition of Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China (Taiwan) (“MegaSys”). As of April 30, 2011, MegaSys became a wholly owned subsidiary of the Company.

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

Iveda developed Sentir, a revolutionary Software as a Service video management platform, which enables companies such as telecommunications, cable, internet, data centers, and other communication companies with subscribers already paying for monthly services, to offer cloud video surveillance services for additional recurring monthly revenue.

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

New Accounting Pronouncements

In March 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

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

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

•	The private company lessee and the lessor are under common control;
•	The private company lessee has a leasing arrangement with the lessor;
•	Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
•	If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

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

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

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

Results of Operations

Revenue We recorded revenue of $351,262 for the three months ended June 30, 2014, compared to $794,166 for the three months ended June 30, 2013, a decrease of $442,904 or 56%. In the three months ended June 30, 2014, our recurring service revenue was $143,837 or 41% of revenue, and our equipment sales and installation revenue was $191,705 or 55% of revenue, compared to recurring service revenue of $157,823 or 20% of revenue, and equipment sales and installation revenue of $621,989 or 78% of revenue for the same period in 2013. Our U.S. operations saw an increase of $95,471 in revenues during the three months ended June 30, 2014, while our MegaSys subsidiary saw revenues decrease by $538,375 during the second fiscal quarter. This decrease was due to an anticipated decline in large project-driven revenue from Taiwan.

We recorded revenue of $726,126 for the six months ended June 30, 2014, compared to $1,409,388 for the six months ended June 30, 2013, a decrease of $683,262 or 48%. In the six months ended June 30, 2014, our recurring service revenue was $302,638 or 42% of revenue, and our equipment sales and installation revenue was $402,016 or 55% of revenue, compared to recurring service revenue of $326,832 or 23% of revenue, and equipment sales and installation revenue of $1,057,822 or 75% of revenue for the same period in 2013. The decrease in revenue was due to an anticipated decline in large project revenues in Taiwan during the six months ended June 30, 2014.

Cost of Revenue Total cost of revenue was $313,867 (89% of revenues; gross margin of 11%) for the three months ended June 30, 2014, compared to $627,934 (79% of revenue; gross margin of 21%) for the three months ended June 30, 2013, a decrease of $314,067 or 50%. The decrease of cost of revenue and decrease of gross margin was primarily due to the over-all corresponding decrease in total revenues combined with lower equipment sales margins from large projects in Taiwan.

Total cost of revenue was $524,401 (72% of revenues; gross margin of 28%) for the six months ended June 30, 2014, compared to $1,192,882 (85% of revenues; gross margin of 15%) for the six months ended June 30, 2013, a decrease of $668,481 or 56%. The decrease of cost of revenue and decrease of gross margin was primarily due to the over-all corresponding decrease in total revenues combined with lower equipment sales margins from large projects in Taiwan.

Operating Expenses Operating expenses were $1,531,084 for the three months ended June 30, 2014, compared to $1,615,072 for the three months ended June 30, 2013, a decrease of $83,988 or 5%. The decrease in operating expenses was primarily related to a reduction in sales and financial consulting expenses.

Operating expenses were $3,058,814 for the six months ended June 30, 2014, compared to $2,886,156 for the six months ended June 30, 2013, an increase of $172,658 or 6%. The increase in operating expenses in 2014 over 2013 is due primarily to increased research and development expenses.

Loss from Operations As a result of the decreases in revenues the loss from operations increased to $1,493,689 for the three months ended June 30, 2014, compared to $1,448,840 for the three months ended June 30, 2013, an increase in loss of $44,849 or 3%.

As a result of the overall decrease in revenues, loss from operations increased to $2,857,089, for the six months ended June 30, 2014, compared to $2,669,649 for the six months ended June 30, 2013, an increase in loss of $187,440 or 7%.

Other Expense-Net Other expense-net was $79,199 for the three months ended June 30, 2014, compared to $58,081 for the three months ended June 30, 2013, the increase of $21,118 or 36% was primarily related to interest accrued on the convertible debentures.

Other expense-net was $121,366 for the six months ended June 30, 2014, compared to $93,500 for the six months ended June 30, 2013, an increase of $27,866 or 30% primarily related to interest accrued on the convertible debentures.

Net Loss The increase of $81,846 or 5% in the net loss to $1,588,767 for the three months ended June 30, 2014, from $1,506,921 for the three months ended June 30, 2013, was primarily due to increased interest expense.

The increase of $231,185 or 8% in the net loss to $2,994,334 for the six months ended June 30, 2014, from $2,763,149 for the six months ended June 30, 2013, was primarily the effect of reduced gross profit and an increase in operating expenses and interest expense.

Liquidity and Capital Resources

On June 30, 2014, we had cash and cash equivalents of $673,600 including $422,676 in our domestic business and $250,924 in our foreign business. The increase in cash from $559,729 as of December 31, 2013 was primarily due to issuance of convertible debentures. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the six months ended June 30, 2014, and for the six months ended June 30, 2013, was $3,231,777 and $1,909,123 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in investing activities for the six months ended June 30, 2014, and the six months ended June 30, 2013, was $214,378 and $68,597 respectively.

We have experienced significant operating losses since our inception. At December 31, 2013, we had approximately $17 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2013 or through the six months ended June 30, 2014. Our operating loss carry forwards expire starting in 2025 and continuing through 2032.

The Company has limited liquidity and has not yet established a stabilized source of revenues sufficient to cover operating costs. At our current estimated burn rate, the Company has sufficient capital to continue its operations for only a short period of time. Accordingly, the Company must raise capital to continue as a going concern. The Company recently completed the offering and sale of convertible subordinated debentures and is exploring financing alternatives for additional funding. The Board of Directors approved the Company to engage with an investment banker to act as the Company’s financial and capital markets advisor to seek to raise up to $30 million in long term financing. The Company’s continuation as a going concern is dependent upon its ability to generate greater revenues through increased sales and/or its ability to raise additional funds through the capital markets. No assurance can be given that the Company will be successful in these efforts. Even if funding is available, the Company cannot assure investors that it will be available on terms that are favorable to the Company’s existing shareholders. Additional funding may be accomplished through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of Iveda’s existing shareholders. In addition, these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Accordingly, such a financing transaction could materially and adversely impact the price of our Common Stock.

Our U.S. operation’s revenue from three customers represented approximately 56% of total revenues for the three months ended June 30, 2014, and two of those customers represent approximately 80% of total accounts receivable at June 30, 2014. No other customers represented greater than 10% of total revenues in the three months ended June 30, 2014.

As of the three months ended June 30, 2014, our U.S. operation has two new customer receivables aged over 120 days. The terms for payment for our U.S. operations are generally “due upon receipt” or, for municipalities, due within 30 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our Taiwan operation’s revenue from three customers represented approximately 58% of total revenues for the three months ended June 30, 2014, and represent approximately 81% of total accounts receivable at June 30, 2014. No other customers represented greater than 10% of total revenues in the three months ended June 30, 2014.

Our Taiwan operations have 88% of gross accounts receivables aged over 120 days as of June 30, 2014. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 61%, or $468,030, allowance for doubtful accounts as of the quarter ended June 30, 2014. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2014 due to limited direct oversight of operations at our MegaSys subsidiary.

This control deficiency could result in an audit adjustment or a misstatement of substantially all financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements and disclosures that would be not be prevented or detected. As our resources allow, we plan to add financial personnel to enable us to properly provide accurate and timely financial reporting at our MegaSys subsidiary.

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

Segregation of Duties

As of June 30, 2014, the Company had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period December 12, 2013 through June 30, 2014 the Company sold $3,600,000 in principal amount of three year debentures, convertible at any time into common stock at $1.50 per share. The debentures bear interest at 9.5% per annum. Purchasers of the convertible debentures also received warrants to purchase an aggregate of 327,273 shares of common stock, exercisable for five years at an exercise price of $1.65. These issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, Regulation D, and Rule 506 promulgated thereunder. The facts relied upon by the Company to use this exemption were the following: (a) the Company did not use general solicitation or advertising to market the securities; (b) the issuances were only made to accredited investors, as such term is defined in Rule 501(a) of Regulation D (“Accredited Investors”). The proceeds raised through the sale of the convertible debentures were used to fund the Company’s general operating expenses.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007).
3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014).
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/2/2009).
3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed January 4, 2010).

4.1	Specimen Stock Certificate (Incorporated by reference to Form SB-2 filed on 4/27/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Form S-4/A1 filed on 7/10/2009).
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Form 8-K filed on 10/21/2009).
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation , Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012).
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on 5/11/2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: August 12, 2014	BY:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

	BY:	/s/ Robert J. Brilon
Robert J. Brilon
CFO (Chief Financial Officer) and President

