Form 10-Q
period 2014-09-30
Iveda Solutions, Inc.
filed 2014-11-14
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Class	Outstanding as of November 7, 2014
Common stock, $0.00001 par value	27,308,357

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$275,700	$559,729
Restricted Cash	1,138,050	1,160,688
Accounts Receivable, net	327,788	372,587
Inventory	437,669	331,437
Other Current Assets	548,301	295,205
Total Current Assets	2,727,508	2,719,646

PROPERTY AND EQUIPMENT, Net	564,546	471,182

OTHER ASSETS
Intangible Assets, Net	131,666	146,666
Other Assets	396,927	341,752
Total Other Assets	528,593	488,418

Total Assets	$3,820,647	$3,679,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Other Current Liabilities	$2,168,157	$2,358,702
Due to Related Parties	430,000	100,000
Short Term Debt	972,285	60,291
Derivative Liability	65,264	39,804
Current Portion of Long-Term Debt	70,275	164,156
Total Current Liabilities	3,705,981	2,722,953

LONG TERM DEBT AND CONVERTIBLE DEBENTURES, Net of Discount	3,402,352	364,370
DUE TO RELATED PARTY, net of Discount	160,832	70,114

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; no shares outstanding as of September 30, 2014 and December 31, 2013	-	-
Common Stock, $0.00001 par value; 200,000,000 shares authorized; 27,308,357 and 26,722,012 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	273	267
Additional Paid-In Capital	23,088,833	22,354,002
Accumulated Comprehensive Loss	(36,127)	(30,670)
Less Notes Receivable from Stockholder	(504,000)	-
Accumulated Deficit	(25,997,497)	(21,801,790)
Total Stockholders' Equity (Deficit)	(3,448,518)	521,809

Total Liabilities and Stockholders' Equity (Deficit)	$3,820,647	$3,679,246

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Equipment Sales	$305,489	$409,222	$707,505	$1,467,044
Service Revenue	162,966	149,578	465,604	476,410
Other Revenue	20,554	10,118	42,026	34,852
TOTAL REVENUE	489,009	568,918	1,215,135	1,978,306

COST OF REVENUE	397,173	471,992	921,574	1,667,665

GROSS PROFIT	91,836	96,926	293,561	310,641

OPERATING EXPENSES	1,220,132	1,645,563	4,278,944	4,531,718

LOSS FROM OPERATIONS	(1,128,296)	(1,548,637)	(3,985,383)	(4,221,077)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	1,226	(8,611)	11,935	(9,718)
Gain (Loss) on Derivatives and Debt Conversion	59,443	-	101,444	(44,000)
Interest Income	6,365	-	8,242	997
Interest Expense	(140,075)	(16,221)	(316,028)	(65,611)
Total Other Income (Expense)	(73,041)	(24,832)	(194,407)	(118,332)

LOSS BEFORE INCOME TAXES	(1,201,337)	(1,573,469)	(4,179,790)	(4,339,409)

BENEFIT (PROVISION) FOR INCOME TAXES	(38)	-	(15,917)	-

NET LOSS	$(1,201,375)	$(1,573,469)	$(4,195,707)	$(4,339,409)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.06)	$(0.16)	$(0.18)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(1,201,375)	$(1,573,469)	$(4,195,707)	$(4,339,409)
Other Comprehensive loss:
Foreign currency translation adjustment	(5,490)	1,022	(5,457)	(7,757)

Comprehensive Loss	$(1,206,865)	$(1,572,447)	$(4,201,164)	$(4,347,166)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2014	Sept. 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,195,707)	$(4,339,409)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	165,248	169,164
Amortization of Debt Discount	24,946	-
Amortization of Deferred Financing Costs	54,830	-
(Gain) Loss on Derivatives and Debt Conversion	(101,444)	44,000
Stock Compensation	242,000	126,813
Common Stock and Warrants Issued for Services	1,285	222,206
Allowance for Doubtful Accounts	4,699	-
(Increase) Decrease in Operating Assets:
Accounts Receivable	35,706	1,410,678
Inventory	(108,424)	(86,424)
Other Current Assets	(259,517)	56,312
Accounts Payable and Other Current Liabilities	(94,203)	(438,889)
Net cash used in operating activities	(4,230,581)	(2,835,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(245,437)	(89,897)
Proceeds from Sale of Equipment	1,292	-
Net cash used in investing activities	(244,145)	(89,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	5,287	(441,724)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	922,627	(586,514)
Proceeds from Short-Term Debt, Related Party	330,000	-
Proceeds from Exercise of Stock Options	8,636	244,574
Proceeds from (Payments to) Related Parties	88,000	(236,605)
Proceeds from Long-Term Debt, Net of Payments	2,960,663	-
Payments on Capital Lease Obligations	(2,536)	(6,987)
Deferred Finance Costs (Net)	(98,978)	-
Common Stock Issued, net of (Cost of Capital)	(21,084)	4,913,216
Net cash provided by financing activities	4,192,615	3,885,960

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,918)	7,377

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(284,029)	967,891

Cash and Cash Equivalents- Beginning of Period	559,729	114,462

CASH AND CASH EQUIVALENTS - END OF PERIOD	$275,700	$1,082,353

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$31,456	$49,390

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on Convertible Debt	$113,474	$-
Establishment of Derivative Liability	$126,904	$-
Common Stock Warrants Issued as Deferred Finance Costs	$13,430	$-
Accrued Interest rolled into Convertible Debentures	$78,860	$-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the nine-month period ended September 30, 2014, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2014 or for future periods.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company’s Audit Report on the Financial Statements for the year ended December 31, 2013 contained a going concern qualification. Since inception, the Company has generated an accumulated deficit from operations of approximately $25.9 million at September 30, 2014 and has used approximately $4.2 million in cash to fund operations through the nine months ended September 30, 2014. As a result, a significant risk exists regarding our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

A multi-step plan was adopted by management to enable the Company to continue to operate and begin to report operating profits. The highlights of that plan are:

•	In September 2014, the Company engaged an investment banker to assist in evaluating potential equity financing opportunities in the near term.

•	As approved by the Board of Directors in December 2013 the Company raised approximately $3.6 million through the private placement of convertible debentures and warrants through June 27, 2014 and will continue efforts of this nature throughout the remainder of the fiscal year as deemed necessary.

•	The Board of Directors approved a plan for the Company to engage a financial advisor in connection with a potential capital raise of up to $30 million (“Long Term Financing”).

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

•	The Company is actively installing its cloud based software platform with certain telecommunications companies in other countries to create a reoccurring licensing revenue model as well as a distribution channel for proprietary video camera hardware in each respective country.

•	The Company intends to continue to participate in industry and vertical tradeshows to launch new products, generate leads, solicit resellers and other sales channels, and identify potential technology partners.

•	In December 2013, Iveda hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. He has strong ties with the investment community and has extensive experience in mergers and acquisitions, strategic growth planning, and interacting with domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, the board of Directors appointed Mr. Brilon as the Company’s President.

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

Accounts receivable are unsecured, and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. US based segment revenue from two customers represented approximately 41% of total revenues for the nine months ended September 30, 2014, and two customers represented approximately 92% of total accounts receivable at September 30, 2014. Taiwan based segment revenue from three customers represented approximately 67% of total revenues for the nine months ended September 30, 2014, and three customers represented approximately 64% of total accounts receivable at September 30, 2014.

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MegaSys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other Intangible Assets are fully amortized as of September 30, 2014. Future amortization of Intangible Assets is as follows:

Trademarks

2014	$5,000
2015	20,000
2016	20,000
2017	20,000
Thereafter	66,666
Total	$131,666

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, convertible notes and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Segment Information

The Company conducts operations in various geographic regions outside the United States. The operations and the customer base conducted in the foreign countries are similar to the United States operations. The net revenues and net assets (liabilities) for other significant geographic regions outside the United States are as follows:

	Net Revenues	Net Assets (Liabilities)
US Revenue	$470,792	$(3,349,278)
Asia (all of MegaSys)	$423,224	$(99,240)
Philippines	$163,059
Mexico	$158,061

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Three Months	Three Months	Condensed
	Ended Sept. 30, 2014	Ended Sept. 30, 2014	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$270,142	$218,867	$489,009
Cost of Revenue	254,417	142,756	397,173
Gross Profit	15,725	76,111	91,836
Depreciation and Amortization	51,320	2,235	53,555
General and Administrative	1,025,477	141,100	1,166,577
(Loss) from Operations	(1,061,072)	(67,224)	(1,128,296)
Foreign Currency Gain (Loss)	1,226	-	1,226
Gain on Derivatives	59,443	-	59,443
Interest Income	6,352	13	6,365
Interest Expense	(126,959)	(13,116)	(140,075)
(Loss) Before Income Taxes	(1,121,010)	(80,327)	(1,201,337)
(Provision) for Income Taxes	-	(38)	(38)
Net Loss	$(1,121,010)	$(80,365)	$(1,201,375)

	Nine Months	Nine Months	Condensed
	Ended Sept. 30, 2014	Ended Sept. 30, 2014	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$791,911	$423,224	$1,215,135
Cost of Revenue	728,605	192,969	921,574
Gross Profit	63,306	230,255	293,561
Depreciation and Amortization	154,267	10,981	165,248
General and Administrative	3,765,486	348,210	4,113,696
(Loss) from Operations	(3,856,447)	(128,936)	(3,985,383)
Foreign Currency Gain (Loss)	11,935	-	11,935
Gain on Derivatives	101,444	-	101,444
Interest Income	7,127	1,115	8,242
Interest Expense	(295,166)	(20,862)	(316,028)
(Loss) Before Income Taxes	(4,031,107)	(148,683)	(4,179,790)
(Provision) for Income Taxes	-	(15,917)	(15,917)
Net Loss	$(4,031,107)	$(164,600)	$(4,195,707)

Revenues as shown below represent sales to external customers for each segment. Additions to long-lived assets as presented in the following table represent capital expenditures. Inventories, property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
United States	$270,142	$203,943	$791,911	$574,179
Republic of China (Taiwan)	218,867	364,975	423,224	1,404,127
	$489,009	$568,918	$1,215,135	$1,978,306

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating earnings (loss)
United States	$(1,061,072)	$(1,433,885)	$(3,856,447)	$(3,910,673)
Republic of China (Taiwan)	(67,224)	(114,752)	(128,936)	(310,404)
	$(1,128,296)	$(1,548,637)	$(3,985,383)	$(4,221,077)

	Nine Months Ended
	September 30,
	2014	2013
Property and equipment, net
United States	$543,580	$438,686
Republic of China (Taiwan)	20,966	12,525
	$564,546	$451,211

	Nine Months Ended
	September 30,
	2014	2013
Additions to (Disposals of) long-lived assets
United States	$245,437	$86,868
Republic of China (Taiwan)	-	(1,660)
	$245,437	$85,208

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

	Nine Months Ended
	September 30,
	2014	2013
Inventory
United States	$318,560	$51,955
Republic of China (Taiwan)	119,109	156,178
	$437,669	$208,133

	Nine Months Ended
	September 30,
	2014	2013
Total Assets
United States	$1,583,716	$2,467,126
Republic of China (Taiwan)	2,236,931	2,154,036
	$3,820,647	$4,621,162

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

In April 2014 FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 2	SHORT-TERM DEBT

The short term debt balances were as follows:

	September 30,	December 31,
	2014	2013

Loan from Shanghai Commercial & Savings Bank at various interest rates ranging from 1% per annum to 3.2%. Due November 2014.	$120,534	$60,291

Loan from Shanghai Bank at 3.24% interest rate per annum. Due at January 2, 2015.	162,111	-

Loan from Hua Nan Bank at 3.26% interest rate per annum. Due March 2015.	328,400	-

Loan from SinoPac Bank at 3.26% interest rate per annum. Due January - February, 2015.	328,400	-

Loan from unrelated individual. Due October 31, 2014.	32,840	-

Balance at end of period	$972,285	$60,291

NOTE 3	CONVERTIBLE DEBENTURES

From December 12, 2013 through June 30, 2014, the Company sold $3,600,000 in principal amount of three year debentures, convertible at any time into Company common stock at $1.50 per share (subject to certain anti-dilution adjustments as described below). The debentures bear interest at a rate of 9.5% per annum accruing monthly with the first interest payment due after six months and then monthly unless at the option of the Company the interest is added to the principal amount. As of September 30, 2014, $78,860 of related interest has been rolled into principal. Purchasers of the convertible debentures also received warrants to purchase an aggregate of 327,273 shares of Company common stock exercisable for five years at an exercise price of $1.65 (subject to certain anti-dilution adjustments as described below). The Company incurred financing costs in connection with the issuance of the convertible debentures of $260,635 paid in cash and issued warrants to purchase 199,243 shares of common stock; these deferred costs have been capitalized in the accompanying balance sheets, and are being amortized to interest expense using the effective interest method over the 3 year life of the debt and 5 year life of the warrants. The fair value of the conversion option and warrants on the date issued to the debenture holders totaled $141,082, is discounted from the carrying value of the debenture and amortized into interest expense over the 3 year life of the debt and 5 year life of the warrants using the effective interest method. At September 30, 2014, the carrying value of the convertible debentures totaled $3,563,184, net of the $115,676 debt discount. Accrued interest related to the convertible debentures totaled $107,360 (excluding $78,860 rolled into principal). The Company expects to amortize approximately $100,000 into interest expense in fiscal 2015 and 2016, reducing to $65,000 in 2017, $48,000 in 2018 and $4,000 in 2019 reducing the related deferred costs and debt discount. Principal and all accrued interest is due at maturity, but can be repaid at any time with no penalty.

The fair value of the conversion option and warrants is carried on the face of the accompanying Balance Sheet as derivative liability and totaled $65,264 at September 30, 2014. Any change in fair value of the derivative liability is reported as a gain or loss on derivative liability in the accompanying statement of operations. The Company recognized a gain on the derivative of $59,443and $101,444 respectively, during the three months and nine months ended September 30, 2014.

Both the debentures and the warrants described above contain anti-dilution provisions, which provide that in the event that the Company issues additional equity securities, other than certain excluded issuances, the conversion price and exercise price of the debentures and warrants, respectively, will be reduced to equal the effective price at which the additional equity securities were deemed issued. Such effective price will be calculated as the quotient obtained by dividing the total number of additional equity securities by the consideration received by the Company for such issuance.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

In addition, purchasers of the debentures and warrants described above were granted certain piggy-back registration rights with respect to the shares of common stock issuable upon conversion of the debentures and exercise of the warrants, in the event that the company effects a registration of its common stock under the under the Securities Act of 1933, as amended (“Securities Act”). In the event of a registered offering of the Company’s common stock solely for cash, purchasers of the debentures and warrants may be entitled to include for registration all of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants. In the event of a registered offering involving an underwriting of the Company’s common stock, purchasers of the debentures and warrants may be entitled to include for registration a portion of the shares of common stock issuable upon conversion of the debentures and exercise of the warrants, such portion not to be reduced below 20 percent of the total number of securities to be included in any such registration, divided proportionally among the purchasers of the debentures and warrants.

NOTE 4	EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of $0.00001 par value preferred stock. No shares have been issued, and the rights and privileges of this class of stock have not been defined.

Common Stock

During the nine months ended September 30, 2014, the Company issued 586,345 shares of common stock upon the exercise of options and warrants to purchase common stock.

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

Stock option transactions during the nine months ended September 30, 2014 were as follows:

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine months ended September 30, 2014
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	5,693,322	$1.07
Granted	357,000	1.65
Exercised	(56,345)	0.10
Forfeited or Canceled	(380,250)	1.23
Outstanding at End of Period	5,613,727	1.10

Options Exercisable at Period-End	5,197,290	$1.19

Weighted-Average Fair Value of Options Granted During the Period	$0.41

Information with respect to stock options outstanding and exercisable as of September 30, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exericse Prices	Number Outstanding at Sept. 30, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2014	Weighted- Average Exercise Price
$0.10 - $1.80	5,613,727	7.5	$1.10	5,197,290	$1.19

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2014
Expected Life	6.25 yrs
Dividend Yield	0%
Expected Volatility	20.75%
Risk-Free Interest Rate	2.64%

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

During the nine months ended September 30, 2014, the grant activity included 345,153 warrants related to the convertible debentures sold during the same period (See Note 3). Warrants included in the sale of the convertible debentures may be exercised up to 4 or 5 years following the date of grants with an exercise price of $1.65.

During the nine months ended September 30, 2014, the Company issued a warrant as compensation to a consultant to purchase 20,000 shares of its common stock at an exercise price of $1.65 per share. The warrant became fully vested at the time of issuance and expires three years from the date of issuance. Using the Black Scholes pricing model, the warrant was valued at $1,285. As a result, the Company recorded non-cash compensation expense of $1,285.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Stock warrant transactions during the nine months ended September 30, 2014 were as follows:

Outstanding at Beginning of Year	3,883,641
Granted	365,153
Exercised	(530,000)
Forfeited or Canceled	(50,000)
Warrants Redeemable at September 30, 2014	3,668,794

NOTE 6	RELATED PARTY TRANSACTIONS

On September 10, 2014, the Company entered into a debenture agreement with Mr. Alex Kuo, a member of the Board of Directors of the Company, for $30,000, at 9.5% interest per annum with interest and principal payable March 10, 2015.

On September 8, 2014, the Company entered into a debenture agreement with Mr. Kuo for $100,000, at 9.5% interest per annum with interest and principal payable March 8, 2015.

On August 28, 2014, the Company entered into a debenture agreement with Mr. Gregory Omi, a member of the Board of Directors of the Company, for $200,000, at 9.5% interest per annum with interest and principal payable February 25, 2015.

On May 27, 2014, Mr. Kuo purchased a 9.5% Senior Convertible Debenture (the “Debenture”) in the principal amount of $38,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s common stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Kuo received a warrant to purchase 3,455 shares of the common stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the Company recognized a discount of $408 on the principal value of $38,000, which discount is being amortized over the three year term of the debenture, and a discount of $270 with respect to the warrant, which discount is being amortized over the five year term of the warrant.

On March 4, 2014, Mr. Brilon, the Company’s President and Chief Financial Officer, purchased a Debenture in the principal amount of $50,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s common stock at the election of the holder at any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Brilon received a warrant to purchase 4,545 shares of the common stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the Company recognized a discount of $335on the principal value of $50,000, which discount is being amortized over the three year term of the debenture, and a discount of $325with respect to the warrant, which discount is being amortized over the five year term of the warrant.

On December 20, 2013, Mr. Brilon purchased a Debenture in the principal amount of $75,000. The Debenture is due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of the Company’s common stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events as provided in the Debenture. In connection with the purchase of the Debenture, Mr. Brilon received a warrant to purchase 6,818 shares of the common stock. The warrant has a term of five years from date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events as provided in the warrant. Accordingly, the Company recognized a discount of $394 on the principal value of $75,000, which discount is being amortized over the three year term of the debenture, and a discount of $436 with respect to the warrant, which discount is being amortized over the five year term of the warrant.

On November 19, 2012, the Company entered into a convertible debenture agreement with Mr. Robert Gillen, member of the Board of Directors of the Company, for $100,000. Under the original terms of the agreement, Interest is payable at 10% per annum, payable on the extended maturity date of December 19, 2014. The Company issued warrants to purchase 10,000 shares of the Company Stock, at an exercise price of $ 1.10. The debenture is convertible into shares of Company common stock on or before the Maturity Date, at a conversion rate of $1.10 per share. On June 20, 2013, interest of $5,000 was paid on the debenture.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 7	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations.

Basic EPS is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. The Company had net losses for the three months and nine months ended September 30, 2014 and 2013, and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive. Accordingly, all options and warrants to purchase common shares (totaling 9,282,521 potential shares at September 30, 2014) and shares potentially issuable upon conversion of the convertible debenture (totaling 2,452,573 as of September 30, 2014) were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2014 and 2013.

	Three Months	Three Months	Nine Months	Nine Months
	Ending	Ending	Ending	Ending
Basic EPS	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net Loss	$(1,201,375)	$(1,573,469)	$(4,195,707)	$(4,339,409)
Weighted Average Shares	27,308,357	25,700,296	26,968,884	24,181,281
Basic and Diluted Loss Per Share	$(0.04)	$(0.06)	$(0.16)	$(0.18)

NOTE 8	SUBSEQUENT EVENTS

On October 14, 2014, the Company entered into a debenture agreement with Mr. Joseph Farnsworth, a member of the Board of Directors of the Company, for $35,000, at 9.5% interest per annum with interest and principal payable April 14, 2015.

On October 1, 2014, the Company entered a debenture agreement with an unrelated party for $100,000, at 9.5% interest per annum, with interest and principal due March 31, 2015.

On October 1, 2014, the Company entered a debenture agreement with an unrelated party for $100,000, at 9.5% interest per annum, with interest and principal due November 30, 2014.

The company has announced three separate projects in Taiwan totaling $3.7 million over the next twelve months.

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

New Accounting Pronouncements

In March 2014 the Financial Accounting Standards Board (FASB) issued ASU No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

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

Results of Operations

Revenue We recorded revenue of $489,009 for the three months ended September 30, 2014, compared to $568,918 for the three months ended September 30, 2013, a decrease of $79,909 or 14% In the three months ended September 30, 2014, our recurring service revenue was $162,966 or 33% of revenue, and our equipment sales and installation revenue was $305,489 or 62% of revenue, compared to recurring service revenue of $149,578 or 26% of revenue, and equipment sales and installation revenue of $409,222 or 72% of revenue for the same period in 2013. Our U.S. operations saw an increase of $66,200 in revenues during the three months ended September 30, 2014, while our MegaSys subsidiary saw revenues decrease by $146,109 during the quarter. This decrease was due to an anticipated decline in large project-driven revenue from Taiwan.

We recorded revenue of $1,215,135 for the nine months ended September 30, 2014, compared to $1,978,306 for the nine months ended September 30, 2013, a decrease of $763,171 or 39%. In the nine months ended September 30, 2014, our recurring service revenue was $465,604 or 38% of revenue, and our equipment sales and installation revenue was $707,505 or 58% of revenue, compared to recurring service revenue of $476,410 or 24% of revenue, and equipment sales and installation revenue of $1,467,044 or 74% of revenue for the same period in 2013. The decrease in revenue was due to an anticipated decline in large project revenues in Taiwan during the nine months ended September 30, 2014.

Cost of Revenue Total cost of revenue was $397,173 (81% of revenues; gross margin of 19%) for the three months ended September 30, 2014, compared to $471,992 (83% of revenue; gross margin of 17%) for the three months ended September 30, 2013, a decrease of $74,819 or 16%. The decrease of cost of revenue and increase of gross margin were primarily driven by a shift toward recurring revenue streams and a decrease in reliance on equipment sales, which carried higher costs and lower margins.

Total cost of revenue was $921,574 (76% of revenues; gross margin of 24%) for the nine months ended September 30, 2014, compared to $1,667,665 (84% of revenues; gross margin of 16%) for the nine months ended September 30, 2013, a decrease of $746,091 or 45%. The decrease of cost of revenue and increase of gross margin were primarily driven by a shift toward recurring revenue streams and a decrease in reliance on equipment sales, which carried higher costs and lower margins.

Operating Expenses Operating expenses were $1,220,132 for the three months ended September 30, 2014, compared to $1,645,563 for the three months ended September 30, 2013, a decrease of $425,431 or 26%. The decrease in operating expenses was primarily related to a reduction in direct sales costs, personnel, direct advertising, and financial consulting expenses.

Operating expenses were $4,278,944 for the nine months ended September 30, 2014, compared to $4,531,718 for the nine months ended September 30, 2013, a decrease of $252,774 or 6%. The decrease in operating expenses in 2014 over 2013 is due primarily to decreased direct sales costs, personnel, direct advertising, financial consulting, and research and development expenses.

Loss from Operations For the three months ended September 30, 2014, the loss from operations decreased to $1,128,296 compared to $1,548,637 for the three months ended September 30, 2013, a decrease in loss of $420,341 or 27%. The decrease in loss from operations was primarily due to the decrease in operating expenses.

For the nine months ended September 30, 2014, the loss from operations decreased to $3,985,383 compared to $4,221,077 for the three months ended September 30, 2013, a decrease in loss of $235,694 or 6%. The decrease in loss from operations was primarily due to the decrease in operating expenses.

Other Expense-Net Other expense-net was $73,041 for the three months ended September 30, 2014, compared to $24,832 for the three months ended September 30, 2013, the increase of $48,209 or 194% was primarily related to interest accrued on the convertible debentures.

Other expense-net was $194,407 for the nine months ended September 30, 2014, compared to $118,332 for the nine months ended September 30, 2013, an increase of $76,075 or 64% primarily related to interest accrued on the convertible debentures.

Net Loss The decrease of $372,094 or 24% in the net loss to $1,201,375 for the three months ended September 30, 2014, from $1,573,469 for the three months ended September 30, 2013, was primarily due to decreased operating expenses.

The decrease of $143,702 or 3% in the net loss to $4,195,707 for the nine months ended September 30, 2014, from $4,339,409 for the nine months ended September30, 2013, was primarily the effect of reduced operating expenses.

Liquidity and Capital Resources

On September 30, 2014, we had cash and cash equivalents of $275,700 including $243,028 in our domestic business and $32,672 in our foreign business. The decrease in cash from $559,729 as of December 31, 2013 was primarily due to operating losses and advances to suppliers. There are no legal or economic factors that materially impact our ability to transfer funds between our domestic and foreign businesses.

Net cash used in operating activities during the nine months ended September 30, 2014, and for the nine months ended September 30, 2013, was $4,230,581 and $2,835,549 respectively. Cash used in operating activities for those periods consisted primarily of the net loss from operations.

Net cash used in investing activities for the nine months ended September 30, 2014, and the nine months ended September 30, 2013, was $244,145 and $89,897 respectively.

We have experienced significant operating losses since our inception. At December 31, 2013, we had approximately $17 million in net operating loss carry forwards available for federal and state income tax purposes. We did not recognize any benefit from these operating loss carry forwards for the year ended 2013 or through the nine months ended September 30, 2014. Our operating loss carry forwards expire starting in 2025 and continuing through 2032.

The Company has limited liquidity and has not yet established a stabilized source of revenues sufficient to cover operating costs. At our current estimated burn rate, the Company negative working capital of $978,473, which means our current liabilities exceed our current assets by that amount. Accordingly, the Company must raise capital to continue as a going concern. The Company is exploring financing alternatives for additional funding. During the quarter the Company entered into debenture agreements with certain members of the Board of Directors of the Company (see Note 6). During the quarter, the Company engaged an investment banker to act as the Company’s financial and capital markets advisor to seek to raise up to $30 million in long term financing. The Company’s continuation as a going concern is dependent upon its ability to generate greater revenues through increased sales and/or its ability to raise additional funds through the capital markets. No assurance can be given that the Company will be successful in these efforts. Even if funding is available, the Company cannot assure investors that it will be available on terms that are favorable to the Company’s existing shareholders. Additional funding may be accomplished through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of the Company’s existing shareholders. In addition, these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Accordingly, such a financing transaction could materially and adversely impact the price of our common stock.

Our U.S. operation’s revenue from two customers represented approximately 46% of total revenues for the three months ended September 30, 2014, and approximately 92% of total accounts receivable at September 30, 2014. No other customers represented greater than 10% of total revenues in the three months ended September 30, 2014.

As of the three months ended September 30, 2014, our U.S. operation has two new customer receivables aged over 120 days. The terms for payment for our U.S. operations are generally “due upon receipt” or, for municipalities, due within 30 days. These customers have been identified and an adequate allowance for doubtful accounts has been set up to offset the risk of uncollectibility.

Our Taiwan operation’s revenue from three customers represented approximately 67% of total revenues for the three months ended September 30, 2014, and represent approximately 64% of total accounts receivable at September 30, 2014. No other customers represented greater than 10% of total revenues in the three months ended September 30, 2014.

Our Taiwan operations have 92% of gross accounts receivables aged over 120 days as of September 30, 2014. The payment terms vary based on the timing of the completion of customer projects. MegaSys generally does not control the time of payment because MegaSys’s product is only one component of the larger project. In general, payment takes place within one year of commencing the project, except that 5% of the total payment is retained and released one year after the completion of the project. Excluding such retained amounts, MegaSys provides an allowance for doubtful accounts for any receivables that will not be paid within one year. Management has set up a 57%, or $357,064, allowance for doubtful accounts as of the quarter ended September 30, 2014. Management deems the rest to be collectible based on the nature of the customer contracts and past experience with similar customers.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on our evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2014 due to limited direct oversight of operations at our MegaSys subsidiary.

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

Segregation of Duties

As of September 30, 2014, the Company had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, the Company is not required to provide Part II, Item 1A disclosures in this Quarterly Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012).
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007).
3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014).
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/2/2009).
3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed January 4, 2010).
4.1	Specimen Stock Certificate (Incorporated by reference to Form SB-2 filed on 4/27/2007).
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to Form S-4/A1 filed on 7/10/2009).

4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to Form S-4/A1 filed on 7/10/2009).
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to Form 8-K filed on 10/21/2009).
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to Form 8-K filed on 10/21/2009).
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010).
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011).
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to Form S-4/A2 filed on 8/5/2009).
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.4	Channel Partner Program Membership Agreement — Gold Solution Partner Level — dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009).
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009).
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.8	Agreement for Services, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on 11/12/2010).
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation , Sole-Vision Technologies, Inc. (doing business as MegaSys), a corporation organized under the laws of the Republic of China, and the shareholders of MegaSys (Incorporated by reference to Form 10-K filed on 3/30/2011).
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012).
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012).
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Exhibit 10.14 to Form 10-K/A filed on 5/11/2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.
(Registrant)

Date: November 14, 2014	BY:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

	BY:	/s/ Robert J. Brilon
Robert J. Brilon
President and CFO (Chief Financial Officer)

