Form 10-K
period 2014-12-31
Iveda Solutions, Inc.
filed 2015-03-16
CIK 1397183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 South Alma School Road, Suite 8500	85210
Mesa, Arizona	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (480) 307-8700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $27,053,565 as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 2015, there were outstanding 27,308,357 shares of the registrant’s common stock, par value $0.00001 per share.

IVEDA SOLUTIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EX-21.1

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

PART I

ITEM 1 – BUSINESS

General

We developed Sentir™, a Software as a Service (“SaaS”) video surveillance management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, Internet service providers (“ISPs”), data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

Historically, we sold and installed video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing. We also provided video hosting, in-vehicle streaming video, archiving, and real-time remote surveillance services to a variety of businesses and organizations. Our principal sources of revenue were derived from monthly fees from video hosting and real-time surveillance services and one-time fees for equipment sales and installation.

In 2014, we shifted our revenue model from direct project-based sales to licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies already providing services to an existing customer base. Partnering with service providers that have an existing loyal subscriber base allows us to focus on our customers, the service providers, and leverage their end-user infrastructure to sell, bill, and provide customer service for the Sentir cloud video surveillance offering. This business model provides dual revenue streams – one from camera sales to the service providers and the other from monthly Sentir licensing fees on a per-camera activation basis.

In April, 2011, we completed our acquisition of MEGAsys, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. MEGAsys, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The acquisition of MEGAsys provided the following benefits to our business:

•	An established presence and credibility in Asia and access to the Asian market.

•	Relationships in Asia for cost-effective research and development of new product offerings and securing the best pricing for end user devices.

•	Sourcing of products directly using MEGAsys’s product sourcing expertise to enhance our custom integration capabilities.

•	Cost reductions for infrastructure equipment through direct OEM relationships.

•	Enhancements to the global distribution potential for our products and services.

In April 2009, the Department of Homeland Security (“DHS”) approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. The designation gives us, our partners, and our customers certain liability protection. We became the first, and currently remain the only, company to offer real-time Internet Protocol (“IP”) video hosting and remote surveillance services with a SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014.

In November 2012, we signed a cooperation agreement with ITRI, a research and development organization based in Taiwan. Together with ITRI, we have developed cloud-video services. Pursuant to the cooperation agreement, we received the right to license some of ITRI’s patents that were used in the development. We also have exclusive rights to license the products and services we develop in cooperation with ITRI.

In June and August 2014, in collaboration with our local partner in the Philippines, we shipped our Zee® cloud plug-and-play cameras for delivery to the Philippine Long Distance Telephone Company (“PLDT”) for distribution to its customers with a cloud video surveillance service offering, utilizing our Sentir platform. In February 2015, we received from Filcomserve, our exclusive distributor in the Philippines, a follow-on order to deliver 10,000 of our Zee cloud plug-and-play cameras. The cameras will be delivered to PLDT, Filcomserve’s largest customer. In addition to the $1.3 million of revenue to be generated by the February 2015 purchase order of our Zee cameras, we will receive a monthly licensing fee for each camera activated on the Sentir platform.

In December 2014, we entered into a Framework Agreement with the largest telecommunications company in Vietnam to install Sentir at its data centers and conduct technical testing for mass distribution of our Zee cameras to its existing customer base.

In January 2015, we signed a Collaboration Partnership Agreement with Wolfcom, a California-based body camera manufacturer. The terms of the agreement provide that we will integrate Sentir into Wolfcom’s body cameras, which will enable Wolfcom to offer cloud-enabled body cameras to its law enforcement and military customers as well as to private investigators and consumers.

Market Overview

According to a report titled “IP Video Surveillance and VSaaS Market (Technologies, Applications, Services, Geography) – Industry Analysis, Trends, Share, Opportunities and Forecast, 2012 – 2020,” published by Allied Market Research in January 2014 (the “Report”), the global IP Video Surveillance and Video Surveillance as a Service (“VsaaS”) market is expected to reach $57.3 billion by 2020. The global IP Video Surveillance and VSaaS market is expected to grow at a compound annual growth rate (“CAGR”) of 37.3% during the period from 2012 to 2020. North America is expected to achieve the highest share in the IP Surveillance market by 2020, while the Asia Pacific region is expected to experience CAGR of 44.3% during the period from 2013 to 2020, the highest growth rate of any region.

According to the Report, the VSaaS market’s projected growth is attributable to the increasing adoption of advanced surveillance systems by national and local governments and the increased maintenance costs associated with existing surveillance systems. These major driving forces are contributing to the adoption of newer, more cost-effective IP surveillance systems. Traditional surveillance systems lack the flexibility and scalability of more advanced IP surveillance systems. Moreover, as end users’ reliance on video increases, the limited capacity of traditional digital video recorders (“DVRs”) will become apparent and will reduce the effectiveness of more traditional surveillance systems.

The Report named Axis Communication AB, D-Link, Genetec, GeoVision Inc., Panasonic Corporation, Arecont Vision, Mobotix AG, Milestone System, March Network, and Avigilon Corporation, among others, as key players in the IP surveillance system industry. Those companies either manufacture IP cameras or are network video recorder (“NVR”) software providers. None of those companies are true VSaaS providers. Although the NVR software that many of those companies offer may be cloud-enabled, the software is more suitable for use in private clouds rather than for mass deployment of cloud video surveillance. Scalability and flexibility are two important characteristics of VSaaS, which none of today’s NVR solutions can achieve. Similarly, the cameras produced by those companies are IP network cameras and simply allow for integration into cloud-based technologies.

Our strategy to license Sentir globally to telecommunications companies, ISPs, data centers, and cable companies presents an opportunity for growth through partnerships with these organizations that have substantial existing subscriber bases. Given the success of smartphones and tablets with many Internet-based applications, telecommunications companies, in particular, are looking to expand the services offered to their customers. We believe that our cloud video surveillance service complements their existing products and can easily be bundled to create new service offerings. We have already begun to execute on this strategy, as we partner with several telecommunications companies that have subscriber bases of millions of users. Based on our active engagements with several telecommunications companies around the world, we believe that market adoption of VSaaS will grow significantly.

Technology

We invested $304,121 and $285,837 in research and development in 2014 and 2013, respectively, which we used to develop our Sentir cloud video surveillance platform and the integration of our Zee cloud plug-and-play cameras. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

Sentir - Cloud Video Surveillance Platform

Sentir is a SaaS video management platform with proprietary video streaming and storage technology. It offers the video surveillance functionality of traditional security industry DVR and NVR, all delivered from the cloud as an application. The Sentir platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Most of Sentir’s applications run from a Web browser without a software installation or download. Sentir eliminates infrastructure management, maintenance, and support because every aspect of the IP video system is managed by the service provider, including video applications, runtime, middleware, operating system, virtualization, servers, storage, and networking. Sentir provides video surveillance without additional hardware; cameras, power, and an Internet connection are all the user needs.

The Sentir platform includes surveillance software, cloud management software, servers, storage, and networking protocols. Sentir is a well-integrated and highly optimized solution for large scale video surveillance hosting. Although we employ the highest industry standards of network and data security, Sentir can be used as a private video hosting cloud platform for service provider customers who do not want to put sensitive surveillance data on our public cloud. Sentir can also be deployed to data centers for running large scale video hosting services. It is an all-in-one “cloud video platform” featuring big data storage, high availability, high performance, and scalability.

Sentir Utilizes Distributed Storage System

Online Replication

Sentir’s storage system can be configured to replication mode, which replicates files across storage servers, achieving high availability of files in the storage system. Accessing files is load balanced to multiple storage servers. This allows users to access files on demand as long as one storage server is available. This online replication is an active-active model, where every server is serving requests at the same time, compared to active-passive models where data is backed up to a slave server in the background and only the master server is serving requests. The active-active model is superior because it fully utilizes the computation of all storage servers, resulting in better performance.

Scale-Out Storage

The scalability of traditional storage systems has limitations. As ones business grows, the storage capacity may prove insufficient and require expansion. In traditional storage systems, performance can be improved by replacing the controller. However, the storage system needs to be shut down to make the replacement. Additionally, the capability of the controller is limited by the performance of its CPU. With scale-out storage, performance can be increased by simply adding more storage servers to the system. More storage servers in the system yield better performance. Our distributed, scale-out storage system allows customers to add more capacity without interruption. Every new storage server contributes its computing power as well as adds capacity to the system. Our scale-out storage also provides flexibility to users. Because our scale-out storage system is flexible, customers do not need to decide how many servers they need to accommodate future data storage requirements. Our storage system allows on-line expansion, meaning that customers can expand storage capacity as needed, minimizing capital expenditures.

Thin-provisioning

Typically, systems administrators add capacity ahead of demand to ensure applications will not crash. Oftentimes, the excess storage cannot be used by other applications, wasting space. With thin-provisioning technology, a storage administrator creates the typical logical volume to an application, but the storage system allocates physical capacity to the volume only when it is required. This means administrators can create large storage volume for applications without actually installing the physical hard drives during initial system set up.

Server Virtualization Environment

We provide video surveillance solutions to meet various customer needs. Each solution has different infrastructure requirements. The Sentir Rack is designed to fit customized requirements by providing a server virtualization environment. Sentir can be configured for both Linux and Windows virtual machines. The virtual machines Sentir provides are highly optimized for our video surveillance solutions. Several hardware-assisted virtualization technologies are integrated for acceleration, including Intel virtualization technology (Intel VT-x, Intel VT-d) for CPU acceleration and Single-Root I/O Virtualization (SR-IOV) for network interface acceleration. In addition, Sentir provides well-integrated virtual machine images that can be used to create surveillance-ready virtual machines. With this feature, scaling the video surveillance system is simple.

Cloud Video Surveillance as a Service

Several companies offer software for cloud video surveillance implementation, ideal for campus-based deployments, but the software itself is not cloud-based for mass-scale deployments. Our legacy services use off-the-shelf NVRs and are being hosted at a data center and delivered to our customers from our cloud. Its limitations compelled us to develop and offer our own proprietary cloud platform, Sentir, for scalability, flexibility, and on-demand service offerings ideal for mass-scale deployment of cloud video surveillance services.

Our products, services, and platform pass all the accepted standards of cloud computing. With defined characteristics, such as commercial accessibility over the Web, centralized software management, and a “one-to-many” delivery model, end users no longer need to be responsible for software upgrades and patches and API availability for integration. End users can receive feature and function upgrades over the cloud without always needing to purchase a new camera.

Through a monthly subscription, end users are provided with a license to use Sentir applications on a per-device basis. Sentir’s integrated cloud storage management system with built-in software-defined storage technology makes it adaptable to big data and helps set it apart from others in the industry.

Our business model focuses on achieving market share by mass distribution through organizations with existing, loyal customer bases already paying a monthly fee for services. Given the success of smartphones and tablets with many Internet-based applications, telecommunications companies, in particular, are looking to expand the services offered to their customers. We believe that our cloud video surveillance service complements their existing products and can easily be bundled to create new service offerings. Based on our active engagements with several telecommunications companies around the world, we believe that market adoption of VSaaS will grow significantly.

The Iveda Difference

•	We have over ten years of cloud video surveillance experience.

•	We have provided cloud video surveillance technology to customers, including small businesses, law enforcement, cities and municipalities, and other government entities in the United States, Mexico, and Asia.

•	We have built and managed our enterprise-class cloud video infrastructure from the ground up. We designed our own cloud video platform architecture for optimal scalability, flexibility, security, and high availability.

•	We offer our Sentir platform, which provides multiple cloud-enabled product offerings for a multitude of applications and industries, including in-vehicle streaming video, smartphone video streaming, and plug-and-play cameras.

•	We have a SAFETY Act Designation by DHS as a Qualified Anti-Terrorism Technology provider.

Devices Enabled for Sentir

Zee – Plug-and-Play Cloud Cameras

Our Zee cameras are enabled for Sentir, a cloud-managed video hosting platform. These inexpensive, plug-and-play cloud cameras are specifically designed with consumers and small businesses in mind. With Sentir, consumers and small businesses can eliminate the hours of network setup and upkeep even while maintaining Zee cameras in numerous locations. The solution provides an inexpensive and easy-to-install enterprise-level video surveillance solution for home, office, or business that can be accessed anywhere in the world using our online dashboard from virtually any Internet-enabled smartphone, tablet, or computer. Our Zee camera line currently includes indoor, outdoor, fixed, and pan/tilt (“P/T”) cameras. We offer the Sentir platform with our Zee cameras to our telecommunications company clients to bundle with their existing products and services.

We partnered with the third largest TV manufacturer (by market share) in Taiwan to bundle our Zee cameras and integrate Sentir software into the company’s smart TVs. The partner has already purchased several hundred Zee cameras for distribution through its 600 franchise dealers. Other distribution channels for our Zee cameras in Taiwan include TV shopping networks, malls, online stores, and retail stores.

VEMO – In-Vehicle Streaming Video Surveillance System

VEMO is an in-vehicle video surveillance system enabled for Sentir. Live and recorded video from vehicles is hosted in the cloud and centrally managed. Videos can be accessed from one dashboard, which includes VEMO GPS, enabling end users to track the current location of their vehicles. VEMO is a fully integrated, in-vehicle surveillance system that allows for streaming live to the cloud, utilizing the Sentir platform. VEMO is ideal for law enforcement, school buses, commercial transportation, and emergency response vehicles where visibility of ongoing events is crucial.

Pricing Strategy

Our pricing strategy is simple: we charge our customers a monthly Sentir licensing fee per camera, based on a certain volume commitment. The monthly fee includes initial installation of Sentir software, software maintenance, updates, and patches. Our service provider customers then account for our licensing fees and their data center costs when pricing the cloud video surveillance service or bundle. We price our Zee cameras and other Sentir-enabled devices on a per-unit basis, subject to volume discounts.

Customers

Historically, our U.S.-based segment sold cameras and cloud video surveillance services directly to end users and in some cases to security integrators on a per-project basis. Our customers included banks, storage facilities, homeowners associations, law enforcement, food processing plants, public pools and parks, and government agencies in the United States, Mexico, and Asia.

In 2014, we shifted our focus from direct project-based sales to licensing Sentir to organizations already providing services to an existing customer base. We believe that partnering with service providers that have an existing loyal subscriber base will expedite the widespread adoption of our cloud video surveillance products and services. This business model provides dual revenue streams – one from camera sales to the service providers and the other from monthly Sentir licensing fees on a per-camera activation basis.

MEGAsys continues to service its enterprise and government clients on a per-project basis. Some of its customers include Chunghwa Telecom, the Taiwan Stock Exchange, New Taipei City Police Department, and Taiwan Energy Systems.

Historically, a significant portion of our revenue has come from a limited number of key customers. U.S.-based segment revenue from two customers represented approximately 34% of total revenues for the year ended December 31, 2014, and U.S.-based segment accounts receivable from two customers represented approximately 72% of total accounts receivable at December 31, 2014. Taiwan-based segment revenue from two customers represented approximately 46% of total revenues for the year ended December 31, 2014, and Taiwan-based segment accounts receivable from four customers represented approximately 69% of total accounts receivable at December 31, 2014.

Our Sentir licensing business, in particular, is susceptible to concentration of revenue, given our licensing customers’ large consumer bases of end users. The loss of a key service provider customer, the delay, reduction, or cancellation of a significant order, or difficulty collecting on our accounts receivable from our service provider customers could have a material adverse effect on our business, financial condition, and results of operations.

Business Strategy

Our business strategy consists of the following:

•	Licensing to Reseller/Service Providers for Distribution to Subscribers/End Users

o	Actively engage with telecommunications companies in the United States, Mexico, Asia, and Africa for Sentir licensing.

o	Implement “Demo to Market Launch in 90 Days” Program, to streamline the process of bringing in a new reseller/service provider and expediting going to market.

•	Marketing

o	Provide sample sales and marketing materials to service providers demonstrating the features and benefits of cloud video surveillance and the value of cloud-hosted video surveillance compared to traditional systems (e.g., billing statement promos, data sheets, brochures, white papers, and case studies).

o	Implement and manage an aggressive public relations campaign.

o	Enhance search engine optimization (SEO) of our website.

•	Infrastructure/Security/R&D

o	Develop new products with technology partners in Asia to enhance and enable our video surveillance technology.

o	Incorporate another layer of security to our edge devices to further enhance the value of our products and services.

o	Continuously improve our Sentir platform.

•	International Business Development

o	Solicit manufacturers to embed our Sentir firmware into their devices to place more Sentir-enabled devices into the marketplace.

o	Leverage MEGAsys’s existing relationships with software developers and manufacturers in Asia to produce higher quality cameras at reduced cost.

o	Partner with data centers worldwide to fulfill hosting services for service providers that either lack data centers or choose not to host Sentir on their data centers.

Marketing Strategy

Our marketing strategy has changed to coincide with our shift away from direct sales to end users and towards licensing relationships with service providers. In order to capitalize on our licensing model, we are now focusing on building our brands internationally and assisting our customers with their go-to-market plans by providing public relations activities, sample sales and marketing materials, and market intelligence and by supporting our partners in market launches. We rely on our in-house team of marketing and graphic design professionals to help us produce both print and digital multimedia sales and marketing materials.

We continue to build our already established brand within the security industry. Our Chief Executive Officer has spoken at security industry events and has been interviewed by many local publications, trade publications, and talk shows to provide expert insight and analysis into security and cloud video surveillance. We also work with our partners and customers for joint news releases and case studies. We will continue our internal PR activities, including following editorial calendars of various trade and vertical publications, seeking speaking engagements for our CEO, and publishing industry articles. We also participate in investor relations conferences and non-deal road shows to increase our communication and brand awareness in the investment community.

Intellectual Property

We regard certain aspects of our internal operations, products, and documentation as proprietary and rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements, and nondisclosure agreements to protect our proprietary information. We do not currently hold any patents, but we have certain exclusive rights to relevant patents.

We cannot guarantee that our protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our system. Nonetheless, we intend to vigorously defend our proprietary technologies, trademarks, and trade secrets. We have required and will continue to require existing and future members of management, employees, and consultants to sign non-disclosure and invention assignment agreements for work performed on our behalf.

Although we have not historically sought any patent protection, we intend to secure appropriate national and international trademark protections with the intention of prosecuting any infringements. To date, we have solely relied on trade secrets, software security measures, and nondisclosure agreements to protect our proprietary information. We own registered trademarks for Iveda Solutions, Iveda, the Company’s logos, Zee, Vemo, IvedaXpress, IvedaEnterprise, IvedaMobile, IvedaXchange, IvedaOnBoard, IvedaPinPoint, IvedaSentry, IvedaXchange, and SafeCiti from the U.S. Patent and Trademark Office. We are awaiting trademark approval for Sentir.

In November 2012, we signed a cooperation agreement with ITRI, a research and development organization based in Taiwan. Together with ITRI, we have developed cloud-video technologies, including Sentir and IvedaMobile. Pursuant to the cooperation agreement, we received the right to license some of ITRI’s patents that were used in the development. We also have exclusive rights to license the products and services we develop in cooperation with ITRI.

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

Government Regulation

The security and surveillance industry and consumer data privacy are subject to government regulation. Future changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or we fail to comply in the future, our business, financial condition, and results of operations could be materially and adversely affected.

We are also currently the only company to offer real-time IP video hosting and remote surveillance services with a SAFETY Act Designation. In April 2009, DHS approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014. Any amendments or interpretive guidance related to the SAFETY Act may affect our ability to retain our SAFETY Act Designation and may increase the costs of compliance. Because we view our SAFETY Act Designation as a differentiating factor among our industry peers, if laws and regulations change relating to the SAFETY Act or if we fail to comply with the SAFETY Act in the future, our business, financial condition, and results of operations could be materially and adversely affected.

Employees

As of December 31, 2014, we have 24 employees in the United States and 23 employees in Taiwan. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

Insurance

We maintain insurance, including comprehensive general liability coverage, key man, and directors’ and officers’ coverage in amounts and with types of coverage that we believe are customary in our industry. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with applicable state workers’ compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

Our History

We were incorporated in Nevada in June 2006 under the name Charmed Homes, Inc. and engaged in the construction and marketing of custom homes in Alberta, Canada. As a result of the unfavorable housing market and a lack of available funding, we ceased operations in 2008. On October 15, 2009, we completed a reverse merger with IntelaSight, Inc. doing business as Iveda Solutions, a Washington corporation (“IntelaSight”), pursuant to which IntelaSight became a wholly owned subsidiary of our company. Thereafter, we changed our name to Iveda Corporation. After the reverse merger, all of our operations were conducted under IntelaSight until December 31, 2010, at which time IntelaSight merged with and into our company, with our company surviving. At that time, we changed our name to Iveda Solutions, Inc. On April 30, 2011, we completed our acquisition of MEGAsys, which was incorporated in the Republic of China (Taiwan) on July 5, 1999.

Our principal executive offices are located at 1201 South Alma School Road, Suite 8500, Mesa, Arizona 85210. Our common stock is traded on the Over-The-Counter Bulletin Board (OTCQB) under the trading symbol “IVDA.” MEGAsys’s headquarters are located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd., Sanchong City, Taipei County 241, Taiwan (R.O.C.).

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (the “SEC”). These reports can be obtained by accessing the SEC’s website at www.sec.gov. The public can also obtain copies by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. or by calling the SEC at 1-800-SEC-0330. We have two websites located at www.iveda.com and www.mega-sys.com. Information contained on our websites does not constitute a part of this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. You should carefully consider the following risk factors, together with all of the information included in this Annual Report on Form 10-K before making an investment decision to buy our securities. We believe the risks and uncertainties described below are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition, or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risk Related to Our Business

Our Financial Statements Contain A Going Concern Opinion.

Our financial statements for the year ended December 31, 2014 were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the Audit Report on the Financial Statements for the year ended December 31, 2014 and Note 1 to those Financial Statements). Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved. There can be no assurance that we will be able to raise sufficient additional capital to continue our operations.

We Have Incurred Significant Net Losses Since Our Inception And May Not Be Able To Achieve Or Maintain Profitability On An Annual Basis In The Future.

We have incurred significant net losses since our inception. For the years ended December 31, 2014 and 2013, we incurred net losses of approximately $5.7 million and $6.8 million, respectively, and had accumulated losses of approximately $27.4 million through December 31, 2014. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. The expected growth due to the recent change in our revenue model may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

We Need To Raise Significant Additional Funding.

At our current estimated burn rate, we have sufficient capital to continue our operations for only a short period of time. Accordingly, we must raise capital to continue as a going concern. In December 2014, our Board of Directors approved raising up to $4.0 million through a private placement of preferred stock. As of March 13, 2015, we have raised approximately $3.1 million through the sale of our Series B Preferred Stock. There is no assurance that we can raise additional funding to continue as a going concern or to operate profitably. Any inability to obtain additional financing when needed could require us to significantly curtail or cease operations.

Even if funding is available to us, we cannot assure investors that additional financing will be available on terms that are favorable to us or to our existing stockholders. Additional funding may be accomplished through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of our existing stockholders. In addition, these newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders. Accordingly, such a financing transaction could materially and adversely impact the price of our common stock.

We Depend On Certain Key Personnel.

Our future success is dependent on the efforts of key management personnel, particularly David Ly, our Chairman and Chief Executive Officer, and Robert J. Brilon, our President and Chief Financial Officer, each of whom is employed by us at will. Mr. Ly’s relationships within our industry are vital to our continued operations, and if Mr. Ly were no longer actively involved with us, we would likely be unable to continue our operations. We have obtained key man insurance on Mr. Ly in the amount of $1.0 million. The loss of one or more of our other key employees could also have a material adverse effect on our business, financial condition, and results of operations.

We also believe that our future success will be largely dependent on our ability to attract and retain highly qualified management, sales, and marketing personnel. We cannot assure investors that we will be able to attract and retain such personnel and our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our staff, which could have a material adverse effect on our business, financial condition, and results of operations.

Demand For Our Sentir Platform And Plug-And-Play Cameras May Be Lower Than We Anticipate.

We have limited resources to undertake reseller distribution activities. We cannot predict with certainty the potential consumer demand for our security and surveillance products or services or the degree to which we will meet that demand. If demand for our security and surveillance products and services does not develop to the extent or as quickly as expected, we might not be able to generate enough revenue to become profitable.

We are currently targeting the sale of our plug-and-play cameras and licensing of our Sentir platform to telecommunications companies, ISPs, data center companies, and cable companies. Our strategy to target those organizations is based upon their interest and a number of assumptions, some or all of which could prove to be incorrect.

Even if markets for our products and services develop, we could achieve a smaller share of those markets than we currently anticipate. Achieving market share will require substantial investment in technical, marketing, project management, and engineering functions to support the deployment of our services, including the licensing of our Sentir platform, to our existing customer base. We cannot assure investors that our efforts will result in the attainment of sufficient market share to become profitable.

We Believe Industry Trends Support Our Open Source Systems, But If Trends Reverse We May Experience Decreased Demand.

The security and surveillance industry is characterized by rapid changes in technology and customer demands. We believe that the existing market preference for open source systems (systems capable of integrating a wide range of products and services through community and private-based cooperation, such as the Internet, Linux, and certain cameras used in our business) is strong and will continue for the foreseeable future. We cannot assure investors that customer demand for our products and the market’s preference for open source systems will continue. A lack of customer demand or a decline in the preference of open source systems could have a material adverse effect on our business, financial condition, and results of operations.

A Relatively Small Number Of Key Customers Account For A Significant Portion Of Our Revenues.

Historically, a significant portion of our revenue has come from a limited number of key customers. U.S.-based segment revenue from two customers represented approximately 34% of total revenues for the year ended December 31, 2014, and U.S.-based segment accounts receivable from two customers represented approximately 72% of total accounts receivable at December 31, 2014. Taiwan-based segment revenue from two customers represented approximately 46% of total revenues for the year ended December 31, 2014, and Taiwan-based segment accounts receivable from four customers represented approximately 69% of total accounts receivable at December 31, 2014. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

Our Sentir licensing business, in particular, is susceptible to concentration of revenue, given our licensing customers’ large consumer bases of end users. The loss of a key service provider customer, the delay, reduction, or cancellation of a significant order, or difficulty collecting on our accounts receivable from our service provider customers could have a material adverse effect on our business, financial condition, and results of operations.

Payment terms for our U.S.-based segment require prepayment for our Zee cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. MEGAsys provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. We have set up doubtful accounts receivable allowances of $342,494 and $0 for our Taiwan-based and U.S.-based segments, respectively, as of the year ended December 31, 2014. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers.

We Rely On MEGAsys, Our Taiwan Subsidiary, For A Significant Portion Of Our Revenue.

We rely on MEGAsys, our Taiwan subsidiary, for a significant portion of our revenue. For the years ended December 31, 2014 and 2013, MEGAsys’s operations accounted for 56% and 78% of our total revenue, respectively. If MEGAsys experiences a decline in customer demand for its services, an increase in supplier pricing, currency fluctuations, or general economic or governmental instability, our business, financial condition, and results of operations may be materially and adversely affected.

We Plan To Rely On The Telecommunications Industry For A Significant Portion Of Our Licensing Sales Of Our Sentir Platform. Accordingly, The Economic Volatility In This Industry May Have A Material Adverse Effect On Our Ability To Forecast Demand And To Meet Desired Sales Levels.

We plan to rely on the telecommunications industry for a significant portion of our licensing business. The telecommunications industry is characterized by intense competition, relatively short product life cycles, consolidation, and significant fluctuations in product demand. This industry is heavily dependent on the end markets it serves and therefore can be affected by the demand patterns of those markets. If the volatility in this industry continues and we are unable to consistently license our Sentir platform to telecommunications customers, our business, financial condition, and results of operations may be materially and adversely affected.

Rapid Growth May Strain Our Resources.

As we continue the commercialization of our security and surveillance products and services, we expect to experience significant and rapid growth in the scope and complexity of our business, which may place a significant strain on our senior management team and our financial and other resources. Such growth, if experienced, may expose us to greater costs and other risks associated with growth and expansion. We may be required to hire a broad range of additional employees, including engineers, project managers, and other support personnel, among others, in order to successfully advance our operations. We may also be required to expand and enhance our technology and network infrastructure design and other technologies to accommodate increases in the volume of traffic on our partners’ networks and the overall size of their customer bases. We may be unsuccessful in these efforts or we may be unable to project accurately the rate or timing of these increases. The data centers that we currently use have significant additional bandwidth available should we need it for select house customers.

The nature of our Sentir licensing business does not require us to increase our leased space at data centers. Our licensing partners may host Sentir in their own data centers. To service our existing end users and key service provider and government accounts, we utilize an existing data center in Phoenix, Arizona and pay a hosting fee on a per-usage basis. Our ability to manage our rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems, and to train, motivate, and manage our employees.

This growth may place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our business, or the failure to manage growth effectively, could have a materially adverse effect on our business, financial condition, and results of operations. In addition, difficulties in effectively managing the budgeting, forecasting, and other process control issues presented by such a rapid expansion could harm our business, financial condition, and results of operations.

Risks Associated with the Surveillance and Remote Security Industry

We Depend On Third Party Manufacturers and Suppliers For The Products We Sell.

Although our business model focuses on the licensing of our Sentir platform, we have relationships with a number of third party manufacturers and suppliers that provide all of the hardware components of our products. We have direct relationships with camera manufacturers in Taiwan for camera systems. Risks associated with our dependence upon third party manufacturers include the following: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property. Although we depend on third party manufacturers and suppliers for the products we sell, risks are minimized because we do not depend exclusively on any one manufacturer or supplier. We utilize an open platform, which means that in order to deliver our services, we do not discriminate based on camera brand or manufacturer and our services can be used with a wide array of products.

We do not know if we will be able to maintain third party manufacturing and supply contracts on favorable terms, if at all, or if our current or future third party manufacturers and suppliers will meet our requirements for quality, quantity, or timeliness. Our success depends in part on whether our manufacturers are able to fill the orders we place with them in a timely manner. If our manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, we may be required to pursue replacement manufacturer relationships.

If we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose us to legal liability, loss of reputation, and risk of loss or reduced profit. We believe that our present suppliers offer products that are superior to comparable products available from other suppliers. In addition, we have development partner relationships with many of our present suppliers, which provide us with greater control over future enhancements to the products we sell. Our business, financial condition, results of operation, and reputation could be adversely impacted if we are unable to provide quality products to our customers in a timely manner.

We could also be adversely affected by an increase in our manufacturers’ prices for our product components or a significant decline in our manufacturers’ financial condition. Our manufacturers’ prices may increase as a result of internal price determinations, fluctuations in the prices of raw materials, natural disasters, raw material shortages, or other events beyond our control. If our relationship with any one of our manufacturers is terminated and we cannot successfully establish a relationship with an alternative manufacturer that offers similar services at similar prices, our costs could increase, adversely affecting our operations.

We Operate In A Highly Competitive Industry And Our Failure To Compete Effectively May Adversely Affect Our Ability To Generate Revenue.

We believe that no competitor currently offers a cloud video surveillance platform capable of being licensed to organizations for scalable mass distribution of cloud-hosted services to end users like our Sentir platform. However, some companies may be developing a similar platform, including companies that may have significantly greater financial, technical, and marketing resources, larger distribution networks, and that generate greater revenue and have greater name recognition than we do. Those companies may develop cloud video surveillance platforms that are superior to those that we offer. Such competition may potentially affect our chances of achieving profitability.

Some of our competitors may conduct more extensive promotional activities and may offer lower prices to customers than we can, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices to remain competitive. Our competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our services from those of our potential competitors, and build our network of service providers, while maintaining a superior platform and level of service, which we believe will ultimately differentiate our products and services from those of our competitors. We may have to substantially increase marketing and development activities in order to compete effectively.

Future Legislation Or Governmental Regulations Or Policies Governing The Security and Surveillance Industry Or Consumer Privacy Could Have A Significant Impact On Our Operations.

The security and surveillance industry and consumer data privacy are subject to government regulation. Future changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or we fail to comply in the future, our business, financial condition, and results of operations could be materially and adversely affected.

We are also currently the only company to offer real-time IP video hosting and remote surveillance services with a SAFETY Act Designation. In April 2009, DHS approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014. Any amendments or interpretive guidance related to the SAFETY Act may affect our ability to retain our SAFETY Act Designation and may increase the costs of compliance. Because we view our SAFETY Act Designation as a differentiating factor among our industry peers, if laws and regulations change relating to the SAFETY Act or if we fail to comply with the SAFETY Act in the future, our business, financial condition, and results of operations could be materially and adversely affected.

We utilize a third party data center in Arizona. This data center is designed to meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers. However, The Failure Of Our Systems Could Result In A Material Adverse Effect To Our Business.

We utilize a third party data center in Arizona for our legacy hosting and live monitoring customers. This data center is designed to meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers, or TIA-942. The data center transmits data to our monitoring system via a secure Internet connection and offers the greatest reliability provided by the industry always-on service level in addition to offering a 100% uptime Service Level Agreement, due to a number of back-up measures. We are phasing out this service offering so that our operations will no longer be dependent upon our ability to support a complex network infrastructure and to avoid the risk of damage to both our monitoring center and the data center from fires, earthquakes, floods, hurricanes, power losses, war, terrorist acts, telecommunications failures, computer viruses, physical and electronic break-ins, and similar natural or manmade events. Despite our reduced reliance on data centers, our cloud-based systems may also be vulnerable to computer viruses, electronic break-ins, and similar disruptions.

In addition, certain hosted cameras for house accounts may also be affected by the occurrence of natural disasters, intentional or unintentional human errors or actions, or other unanticipated problems. We have experienced individual camera failures or outages in the past, and we will likely experience future individual camera failures or outages that disrupt the monitoring of those cameras.

If Our Information Security Measures Are Breached And Unauthorized Access Is Obtained, Existing And Potential Service Providers

May Not Perceive Our Software And Services As Being Secure And May Terminate Their Licensing Agreements Or Fail To Order Additional Products And Services.

Our software involves the monitoring of cameras that may be recording sensitive areas of end users’ facilities and the storage of sensitive data obtained from such cameras. Our software utilizes data and other security measures that are comparable to those used by financial institutions. However, because we no longer host the Sentir platform at our own data centers, information security risks associated with data centers are borne by the service providers. If we or any of our service providers or their end-users experience any breach of security in our software, we may be required to expend significant capital and resources to help restore our service providers’ systems. Furthermore, because techniques used to obtain unauthorized access to information systems change frequently and generally are not recognized until launched against a target, we may not be able to anticipate those techniques or to implement adequate preventative measures. Given the nature of our business and the business of the service providers we serve, if unauthorized parties gain access to our or our service providers’ information systems or such information is used in an unauthorized manner, misdirected, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our software, allegations by our service providers that we have not performed our contractual obligations, termination of services by existing customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Our Property And Business Interruption Insurance Coverage Is Limited And May Not Compensate Us Fully For Losses That May Occur As A Result Of A Disruption To Our Business.

Our property and business interruption insurance coverage is limited and is subject to deductibles and coverage limits. In the event that we experience a disruption to our business, our insurance coverage may not compensate us fully for losses that may occur. Any damage or failure that causes interruptions to our business could have a material adverse effect on our business, financial condition, and results of operations.

The Timing Of Our Revenues Can Vary Depending On How Long Customers Take To Evaluate Our Platform.

It is difficult to forecast the timing of revenues because the development period for a customized system or solution may be lengthy. In addition, our larger customers may need a significant amount of time to evaluate our products before purchasing them, and our governmental customers are subject to budgetary and other bureaucratic processes that may affect the timing of payment. The period between initial customer contact and a purchase by a customer varies greatly depending on the customer and historically has taken several months. During the evaluation period, customers may defer or reduce proposed orders of products or systems for various reasons, including (i) changes in budgets and purchasing priorities, (ii) decreased market adoption expectations, (iii) a reduced need to upgrade existing systems, (iv) introduction of products by competitors, and (v) general market and economic conditions.

We Are Subject To Certain Risks Inherent In Managing And Operating Businesses In Many Different Foreign Jurisdictions.

We have significant international operations, including operations in Mexico and Asia. There are risks inherent in operating and selling products and services internationally, including the following: different regulatory environments and reimbursement systems; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; foreign customers who may have longer payment cycles than customers in the United States; fluctuations in foreign currency exchange rates; tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements; the imposition of tariffs, exchange controls, or other trade restrictions; general economic and political conditions in countries where we operate or where our customers reside; government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash; potential adverse tax consequences; security concerns and potential business interruption risks associated with political or social unrest in foreign countries where our facilities or assets are located; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries; required compliance with a variety of foreign laws and regulations; and differing customer preferences. The factors described above may have a material adverse effect on our business, financial condition, and results of operations.

We Rely On Service Providers To Distribute Our Surveillance Products And Services To Customers.

We rely on service providers to distribute our security products and services to their customers. As of December 31, 2014, we have entered into agreements with four telecommunications companies and anticipate developing additional relationships as we implement our new licensing business model globally. We plan to continue our internal sales activity for the foreseeable future to service large service provider and government accounts. If our relationship with any of our larger service providers is terminated and we are not successful in establishing a relationship with an alternative service provider that offers similar services at similar prices, our business could decline.

Our Ability To Use Our Net Operating Loss Carryforwards And Certain Other Tax Attributes May Be Limited, Which Could Potentially Result In Increased Tax Liabilities To Us In The Future.

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. As of December 31, 2014, we had approximately $22.0 million of federal and $18.0 million of state net operating loss carryforwards, which we believe could offset otherwise taxable income in the United States, California, and Arizona. Our federal net operating loss carryforwards begin to expire in 2025. Our state net operating loss carryforwards, which are applicable in California and Arizona, began to expire in 2014. Although these net operating loss carryforwards may be used against taxable income in future periods, we will not receive any tax benefits from the losses we incurred unless, and only to the extent that, we have taxable income during the period prior to their expiration. In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended.

Risks Related to Our Intellectual Property

We Could Incur Substantial Costs Defending Against Claims That Our Products Infringe On The Proprietary Rights Of Others.

We do not have any patents. The scope of any intellectual property rights that we have is uncertain and may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. We were named as a defendant in two patent-related lawsuits, both of which have been settled.

Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to our products and services. The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights, and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products and services.

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

We may not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue operating our surveillance products without incurring significant additional expense.

In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort, and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market, or sell our products. Furthermore, our suppliers may not provide us with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, we would be forced to bear any resulting expense.

We Depend On Our Intellectual Property.

Our success and ability to compete depends in part on our proprietary Sentir cloud video surveillance platform and big data storage technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. We consider our proprietary platform invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We do not currently hold any patents. The measures we take to protect our technologies and other intellectual property rights, which presently are based upon trade secrets, may not be adequate to prevent their unauthorized use.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services, and technologies similar to ours, which could reduce demand for our products, services, and technologies. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtaining and using our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks, and copyrights that we currently or in the future may own. We do not have patent protection with respect to our software or systems, although we are considering seeking such protection.

We seek to protect our proprietary intellectual property, which includes intellectual property that may only be protectable as a trade secret, in part by confidentiality agreements with our employees, consultants, and business partners. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships. See “Business – Intellectual Property.”

We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement By Others.

Unauthorized parties may attempt to copy aspects of our proprietary software or to obtain and use our other proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. We may not have the financial resources to prosecute any infringement claims that we may have. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

Risk Related to Ownership of Our Securities

Unless Or Until We List Our Common Stock On NASDAQ Or Another Securities Exchange, Our Common Stock Will Be Deemed A “Penny Stock,” Which Makes It More Difficult For Our Investors To Sell Their Shares.

Unless or until our common stock lists on the Nasdaq Capital Market or another securities exchange, our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stocks to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

We May Not Be Able To Access The Equity Or Credit Markets.

We face the risk that we may not be able to access various capital sources, including investors, lenders, or suppliers. Failure to access the equity or credit markets from any of these sources could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Future Sales Of Our Common Stock In The Public Market By Our Existing Stockholders, Or The Perception That Such Sales Might Occur, Could Depress The Market Price Of Our Common Stock.

The market price of our common stock could decline as a result of the sales of a large number of shares of our common stock in the market by the selling stockholders, and even the perception that these sales could occur may depress the market price of our common stock.

Future Sales And Issuances Of Our Common Stock Or Rights To Purchase Common Stock By Us, Including Pursuant To Our Equity Incentive Plans, Could Result In Additional Dilution Of Percentage Ownership Of Our Stockholders And Could Cause Our Stock Price To Fall.

We intend to issue additional securities pursuant to our equity incentive plans and may issue equity or convertible securities in the future. To the extent we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

There Is A Limited Market For Our Common Stock.

Only a very limited trading market currently exists for our common stock. As a result, any broker-dealer that makes a market in our common stock or other person that buys or sells our common stock could have a significant influence over its price at any given time. We cannot assure our stockholders that a market for our common stock will be sustained. There is no assurance that our common stock will have any greater liquidity than common stock that does not trade on a public market.

Our Reporting Obligations As A Public Company Are Costly.

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company, our stockholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

We Do Not Intend To Pay Dividends On Our Common Stock So Any Returns Will Be Limited To The Value Of Our Stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the value of their stock.

ITEM lB – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We lease approximately 5,779 square feet for our principal executive offices located in Mesa, Arizona pursuant to a non-cancelable lease that expires in October 2016. The terms of the lease require that we pay to Mesa Financial Plaza Investors, LLC, our third party landlord, minimum monthly payments ranging from $8,669 to $10,836. Although we believe that our current office space is adequate for the foreseeable future, additional office space may be needed to accommodate future growth.

We previously leased three data centers pursuant to lease agreements that expired in September 2014 and February 2015. We currently have a certain data center service agreement, which requires us to pay a hosting fee on a per-usage basis. Our data center service agreement expires in September 2017.

In June and July of 2014, MEGAsys renewed the leases for its principal executive offices in Taiwan, comprised of two suites totaling approximately 4,838 square feet. MEGAsys pays approximately $2,541 per month in total under the terms of the two leases, which expire on June 30, 2015 and September 14, 2015.

ITEM 3 – LEGAL PROCEEDINGS

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “IVDA.” Set forth in the table below is information with respect to the high and low bid quotations of our common stock for the periods indicated as reported by the OTC Bulletin Board. The quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

2014	High Bid	Low Bid

Quarter Ended December 31, 2014	$1.40	$0.74
Quarter Ended September 30, 2014	$1.75	$0.85
Quarter Ended June 30, 2014	$1.80	$1.10
Quarter Ended March 31, 2014	$1.80	$1.50

2013	High Bid	Low Bid

Quarter Ended December 31, 2013	$2.30	$1.50
Quarter Ended September 30, 2013	$1.80	$1.01
Quarter Ended June 30, 2013	$2.25	$1.01
Quarter Ended March 31, 2013	$2.00	$1.30

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of December 31, 2014, we had 27,308,357 shares of our common stock outstanding held by 228 stockholders of record and 4,003,592 shares of our Series A Preferred Stock outstanding held by 59 stockholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

On October 15, 2009, we adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate of 1,500,000 shares issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 stock option plans by our predecessor. As of December 31, 2014, options to purchase 877,694 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows our Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to our directors, officers, key employees, and service providers. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. In 2012, the plan was further amended to increase the maximum number of shares that may be issued under the 2010 Option Plan to 13,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 2, 2010, June 24, 2011, and December 4, 2013. As of December 31, 2014, options to purchase 5,075,533 shares were outstanding under the 2010 Option Plan.

We have periodically issued warrants to purchase shares of our common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2014, warrants to purchase 3,749,550 shares of our common stock were outstanding, all of which were issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	5,953,227	$1.03	7,894,967
Equity compensation plans not approved by stockholders	3,749,550	$0.97	-
Total	9,702,777	$1.01	7,894,967

Recent Sales of Unregistered Securities

2015 Private Placement

On January 23, 2015, we completed the initial closing of a private placement of 265 shares of our Series B Preferred Stock at a purchase price of $10,000 per share (the “Original Issue Price”), together with Tranche A Warrants to acquire 1,766,665 shares of our common stock at an initial exercise price of $1.00 per share and Tranche B Warrants to acquire 1,766,665 shares of our common stock at an initial exercise price of $1.10 per share, and as of March 13, 2015, we have sold an additional 47.5 shares of our Series B Preferred Stock for the Original Issue Price, together with Tranche A Warrants to acquire 316,666 shares of our common stock at an initial exercise price of $1.00 per share and Tranche B Warrants to acquire 316,666 shares of our common stock at an initial exercise price of $1.10 per share (collectively, the “Private Placement”), with a number of new and existing institutional investors (collectively, the “Investors”). The Private Placement was made pursuant to a Securities Purchase Agreement, dated January 16, 2015, as amended (the “Purchase Agreement”), between us and the Investors. The Series B Preferred Stock is convertible into shares of our common stock (the “Conversion Shares”) at an initial conversion rate equal to the Original Issue Price divided by $0.75 (the “Conversion Price”). The Conversion Price is subject to certain adjustments as set forth in the Certificate of Amendment to our Articles of Incorporation filed with the Secretary of State of the state of Nevada on January 15, 2015. The Tranche A Warrants have an 18 month term and the Tranche B Warrants have a five year term.

Each Tranche A Warrant is convertible at the option of the holder, at any time, into shares of our common stock equal to one half of the number of Conversion Shares. Each Tranche B Warrant is convertible at the option of the holder, at any time, into shares of our common stock equal to one half of the number of Conversion Shares. Both the Tranche A and Tranche B Warrants have a cashless exercise feature. Proceeds from the Private Placement will be used for working capital, inventory purchases, and general corporate purposes.

In connection with the Purchase Agreement, we entered into the Registration Rights Agreement with the Investors. The terms of the Registration Rights Agreement require us to file a registration statement with the SEC covering at least 135% of the Registrable Securities not already covered by an existing and effective registration statement by the Filing Deadline. On February 12, 2015, we entered into the Amendment with the Investors to extend the Filing Deadline to March 16, 2015. The Registration Rights Agreement, as amended, requires us to use our commercially reasonable efforts to cause each registration statement to be declared effective as soon as practicableand no later than the Effectiveness Deadline. If we experience an Event, we are required to pay to each Investor, on the business day immediately following the Filing Deadline or the Extended Filing Deadline, as applicable, and on each monthly anniversary of the Filing Deadline or the Extended Filing Deadline, as applicable, thereafter, liquidated damages equal to 1.5% of the aggregate purchase price paid by such Investor until the Event is cured or until the Registrable Securities are eligible for resale pursuant Rule 144 without manner or volume restrictions.

Debenture Conversion

In December 2014 debentures worth an aggregate of $400,000 plus a total of $3,592 interest were canceled and converted into 403,592 shares of our Series A Preferred Stock based on a conversion price of $1.00 per share.

We relied on exemptions from registration from the Securities Act and Rule 506 of Regulation D promulgated thereunder. The facts relied upon by us to use this exemption were the following: (a) we did not use general solicitation or advertising to market the securities; (b) the issuances were only made to accredited investors; and (c) we informed the investors that they would receive only “restricted” securities.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and associated notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under “Risk Factors.”

Company Overview

We developed Sentir, a SaaS video surveillance management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, ISPs, data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

Historically, we sold and installed video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing. We also provided video hosting in-vehicle streaming video, archiving, and real-time remote surveillance services to a variety of businesses and organizations. Our principal sources of revenue were derived from monthly fees from video hosting and real-time surveillance services and one-time fees for equipment sales and installation.

In 2014, we shifted our revenue model from direct project-based sales to licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies already providing services to an existing customer base. Partnering with service providers that have an existing loyal subscriber base allows us to focus on our customers, the service providers, and leverage their end-user infrastructure to sell, bill, and provide customer service for the Sentir cloud video surveillance offering. This business model provides dual revenue streams – one from camera sales to the service providers and the other from monthly Sentir licensing fees on a per-camera activation basis.

MEGAsys, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with ITRI in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation to our service provider customers in Asia.

In April 2009, DHS approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. The designation gives us, our partners, and our customers certain liability protection. We became the first, and currently remain the only, company to offer real-time IP video hosting and remote surveillance services with a SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We generated accumulated losses of approximately $27.4 million through December 31, 2014. Over the last two years, we developed and implemented a multi-step plan to enable us to continue to operate with the goal of reporting operating profits. To date, we have achieved the following milestones and plan to continue to execute on our plan:

•	We developed Sentir, our cloud-based video management platform, and began executing on our strategy to license its use as a VSaaS offering to partners such as telecommunications companies, ISPs, data centers, and cable companies in order to gain access to their existing subscriber bases. We currently partner with four telecommunications companies that have subscriber bases of millions of users.

•	We introduced the Zee line of cloud, plug-and-play cameras. The camera line includes two indoor cameras, one outdoor camera, and one pan/tilt P/T camera. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

•	We developed, with ITRI, IvedaMobile – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

•	We are actively collaborating with certain telecommunications companies in other countries to resell our products and services in their respective countries. Our initial shipments of Zee cameras were sent in June and August 2014 to Filcomserve, our exclusive distributor in the Philippines, as reseller to PLDT for distribution to its customers. In February 2015, we received a $1.3 million follow-on order from Filcomserve for delivery of an additional 10,000 Zee cloud, plug-and-play cameras.

•	In December 2014, we entered into an agreement (the “Debenture and Warrant Amendment”) with the holders of certain debentures (the “2013 Debentures”) and certain warrants (the “2013 Warrants”), pursuant to which the holders agreed to cancel the 2013 Debentures and convert them into an aggregate of 3,600,000 shares of our newly issued Series A Preferred Stock. As inducement to enter into the Debenture and Warrant Amendment, we issued to the holders additional warrants to purchase shares of our common stock (the “Inducement Warrants”).

•	In December 2014, our Board of Directors approved our company raising up to $4.0 million through the Private Placement. As of March 13, 2015, we have raised approximately $3.1 million through the sale of our Series B Preferred Stock.

•	We launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

•	We reduced our U.S.-based segment operating costs by eliminating our direct project-based sales channel and all costs related to project-based sales and operations to focus our activities and resources on licensing Sentir.

•	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. Mr. Brilon has strong ties with the investment community and has extensive experience with strategic growth planning and domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, Mr. Brilon was appointed as our President.

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net Revenue

We recorded net consolidated revenue of $2.2 million for the year ended December 31, 2014, compared to $3.3 million for the year ended December 31, 2013, a decrease of $1.1 million, or 35%. In fiscal 2014, our recurring service revenue was $579,940, or 27% of consolidated net revenue, and our equipment sales and installation revenue was $1.6 million, or 71% of net revenue. For the year ended December 31, 2013, our recurring service revenue was $608,157, or 18% of net revenue, and our equipment sales and installation revenue was $2.7 million, or 80% of net revenue. The decrease in total revenue in 2014 compared to the same period in fiscal 2013 is attributable primarily to reduced equipment sales from MEGAsys.

Cost of Revenue

Total cost of revenue was $1.6 million (74% of revenues; gross margin of 26%) for the year ended December 31, 2014, compared to $2.7 million (82% of revenues; 18% gross margin) for the year ended December 31, 2013, a decrease of $1.1 million, or 41%. The decrease in cost of revenue and increase of gross margin were primarily driven by the more favorable gross margins associated with approximately 92% of MEGAsys’s revenue, which was derived from equipment sales and installation.

Operating Expenses

Operating expenses were $5.5 million for the year ended December 31, 2014, compared to $7.4 million for the year ended December 31, 2013, a decrease of $1.9 million, or 25%. The significant decrease in operating expenses was largely due to an impairment charge to goodwill during 2013 of $841,000. Without the goodwill charge in 2013, operating expenses in 2014 decreased by $1.0 million, or 16%. This decrease in operating expenses in 2014 over 2013 is due primarily to decreased direct sales personnel, marketing, financial consulting, and research and development expenses.

Loss from Operations

Loss from operations decreased to $5.0 million for the year ended December 31, 2014, compared to $6.8 million for the year ended December 31, 2013, a decrease of $1.8 million, or 27%. A majority of this decrease was due to a one-time goodwill impairment charge of $841,000 in 2013. The remaining decrease in loss of $1.0 million, or 17%, was primarily due to a decrease in operating expenses. The majority of the total loss, $4.9 million, was attributable to our U.S.-based segment, and the remaining $19,932 was attributable to our Taiwan-based segment.

Other Expense-Net

Other expense-net was $681,663 for the year ended December 31, 2014, compared to $71,235 for the year ended December 31, 2013, an increase of $610,428, or 857%. The significant increase in other expense includes a $333,675 charge for loss on debt conversion in 2014 and $347,988 due to increased interest expense on certain convertible debentures.

Net Loss

Net loss was $5.7 million for the year ended December 31, 2014, compared to $6.8 million for the year ended December 31, 2013. The decrease of $1.1 million, or 17%, in net loss was caused by a decrease in operating expenses.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $26,661 in our U.S.-based segment and $61,239 in our Taiwan-based segment, compared to $210,515 in our U.S.-based segment and $349,214 in our Taiwan-based segment as of December 31, 2013. This decrease in our cash and cash equivalents is primarily a result of the decrease in revenue. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the year ended December 31, 2014 was $5.0 million compared to $3.6 million during the year ended December 31, 2013. Cash used in operating activities for the year ended December 31, 2014 consisted primarily of the net loss offset by approximately $373,000 in non-cash stock option compensation. Cash used in operating activities for the year ended December 31, 2013 consisted primarily of the net loss offset by approximately $336,402 in non-cash stock option compensation and $222,206 in non-cash compensation.

Net cash used in investing activities for the year ended December 31, 2014 was $268,650. Net cash used in investing activities during the year ended December 31, 2013 was $157,230.

Net cash provided by financing activities for the year ended December 31, 2014 was $4.8 million compared with $4.2 million during the year ended December 31, 2013. Net cash provided by financing activities in 2014 consisted primarily of long-term debt proceeds, short-term debt proceeds, and related party short-term debt proceeds. Net cash provided in 2013 consisted primarily of net proceeds from the sale of stock and proceeds from short-term borrowings, which were partially offset by principal payments on short-term debt note obligations.

We have experienced significant operating losses since our inception. At December 31, 2014, we had approximately $22.0 million in net operating loss carryforwards available for federal income tax purposes. We did not recognize any benefit from the federal net operating loss carryforwards in 2014, which will begin to expire in 2025. We also had approximately $18.0 million in state net operating loss carryforwards, which began to expire in 2014.

We have limited liquidity and have not yet established a stabilized source of revenues sufficient to cover operating costs, based on our current estimated burn rate. We have negative working capital of $1.5 million, which means that our current liabilities exceed our current assets by that amount. Accordingly, our continuation as a going concern is dependent upon our ability to generate greater revenues through increased sales and/or our ability to raise additional funds through the capital markets. During the year ended December 31, 2014, we entered into debenture agreements with certain members of our Board of Directors (see Note 2 to the consolidated financial statements) to generate cash. During the year ended December 31, 2014, we also engaged an investment bank to assist in evaluating potential equity financing opportunities. The investment bank became the exclusive placement agent for the Private Placement that had an initial closing date of January 23, 2015 for approximately $2.6 million. We have since sold additional shares in the Private Placement and as of March 13, 2015, we have raised $3.1 million. No assurance can be given that we will be successful in future financing and revenue-generating efforts. Even if funding is available, we cannot assure investors that it will be available on terms that are favorable to our existing stockholders. Additional funding may be achieved through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of our existing stockholders. In addition, these newly issued securities may have rights, preferences, or privileges senior to those of our existing stockholders. Accordingly, such a financing transaction could materially and adversely impact the price of our common stock.

Substantially all of our cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (Central Deposit Insurance Corporation) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. U.S.-based segment revenue from two customers represented approximately 34% of total revenues for the year ended December 31, 2014, and U.S.-based segment accounts receivable from two customers represented approximately 72% of total accounts receivable at December 31, 2014. Taiwan-based segment revenue from two customers represented approximately 46% of total revenues for the year ended December 31, 2014, and Taiwan-based segment accounts receivable from four customers represented approximately 69% of total accounts receivable at December 31, 2014. No other customers represented greater than 10% of total revenues in 2014 and 2013.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for our Zee cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment, had 79% of gross accounts receivables aged over 180 days at December 31, 2014, it provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. For our U.S.-based segment, we set up doubtful accounts receivable allowances of $0 and $31,594 for the years ended December 31, 2014 and 2013, respectively. For our Taiwan-based segment, we set up doubtful accounts receivable allowances of $342,494 and $465,933 for the years ended December 31, 2014 and 2013, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer and we generally do not charge interest on past due receivables.

Effects of Inflation

For the periods for which financial information is presented, we do not believe that the current levels of inflation in the United States have had a significant impact on our operations. Likewise, we do not believe that the current levels of inflation in Taiwan have had a significant impact on the operations of MEGAsys.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for options and warrants issued and the income tax valuation allowance recorded for deferred tax assets. The fair values of options and warrants are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the financial statements. The estimated fair value of options and warrants is recognized as expense on the straight-line basis over the options’ and warrants’ vesting periods. The fair value of each option and warrant granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2014 and 2013 was estimated using the Dow Jones U.S. Industry indexes sector classification methodology for industries similar to that in which we operate. The risk-free rate for periods within the contractual life of the option and warrant is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options and warrants is based on the average of three public companies offering services similar to ours.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment primarily consisting of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value.

Basis of Accounting and Going Concern

Our financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $27.4 million through December 31, 2014 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Revenue and Expense Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) title transfer has occurred, (3) the price is fixed or readily determinable, and (4) collectability is reasonably assured. We recognize revenue in accordance with ASC 60, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. Revenues from monitoring services are recognized when the services are provided. Expenses are recognized as incurred.

Revenues from fixed-price equipment installation contracts are recognized on the percentage-of-completion method. The percentage completed is measured by the costs incurred to date as a percentage of estimated total costs for each contract. This method is used because we consider expended costs to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs and revenues, it is at least reasonably possible that the estimates used will change.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2011 and 2010 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, was estimated using the “minimum value method” as prescribed by the original provisions of ASC 718, “Accounting for Stock-Based Compensation” and therefore, no compensation expense was recognized for these awards in accordance with ASC 718. We recognized $373,000 and $336,402 of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively.

Convertible Instruments

We apply the accounting standards for derivatives and hedging and for distinguishing liabilities from equity when accounting for hybrid contracts that feature conversion options. The accounting standards require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (i) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

We account for convertible debt instruments when we have determined that the embedded conversion options should not be bifurcated from their host instruments in accordance with ASC 470-20 “Debt with Conversion and Other Options.” We record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at the reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The conversion feature embedded within our convertible note payable allows for conversion at any time into our common stock at $1.50 per share. The potential number of common shares to be issued upon conversion is 2,400,000 shares of common stock. Purchasers of the convertible debentures also received warrants to purchase an aggregate of 327,273 shares of our common stock exercisable for five years at an exercise price of $1.65 per share. In addition, we incurred financing costs in connection with the issuance of convertible debentures and issued warrants to purchase 199,243 shares of our common stock exercisable for four years at an exercise price of $1.65 per share. Accordingly, the conversion feature and warrants have been recognized as derivative instruments. We determined the value of the conversion feature and warrants using the Black-Scholes option pricing model, which is considered to be a reasonable method to value each instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Effective December 1, 2014, we entered into the Debenture and Warrant Amendment with the holders of the 2013 Debentures pursuant to which we amended the terms of the 2013 Debentures and the 2013 Warrants. As a result of the Debenture and Warrant Amendment, on December 9, 2014, the 2013 Debentures were cancelled and the entire outstanding principal amount of the 2013 Debentures was converted into 3,600,000 shares of newly issued Series A Preferred Stock. The Series A Preferred Stock is entitled to receive an automatically accruing dividend at a rate of 9.5% per annum dating back to the original issue date of the 2013 Debentures and is convertible into shares of our common stock at the election of the holder at any time, or automatically on June 30, 2017, at a conversion price of $1.00 per share of our common stock, subject to certain adjustments. The conversion price adjusted to $0.97 per share as of January 23, 2015, as a function of the anti-dilution provisions contained in the Series A Preferred Stock and the sale of our Series B Preferred Stock. The Series A Preferred Stock is also entitled to a preference upon sale or liquidation of our company in the amount of $1.00 per share, subject to certain adjustments.

We also amended the terms of the 2013 Warrants to reduce the exercise price from $1.65 per share of our common stock to $1.00 per share of our common stock, which was adjusted again to $0.75 as of January 23, 2015 as a function of the anti-dilution provisions contained in the 2013 Warrants and the sale of our Series B Preferred Stock. As inducement to enter into the Debenture and Warrant Amendment, we issued Inducement Warrants to purchase an aggregate of 218,165 shares of our common stock at an exercise price of $1.00 per share, which was also adjusted to $0.75 as of January 23, 2015 a function of the anti-dilution provisions contained in the Inducement Warrants and the sale of our Series B Preferred Stock. If exercised, the Inducement Warrants will provide us with gross proceeds of approximately $163,623. Each holder received an Inducement Warrant to acquire the number of shares of our common stock equal to 66.67% of the number of shares issuable under such holder’s 2013 Warrant, which is exercisable for a period of five years.

Debt Discount and Amortization of Debt Discount

Debt discount represents the fair value of embedded conversion options of various convertible debt instruments and attached convertible equity instruments issued in connection with debt instruments. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method, which approximates the interest method. The amortization of debt discount is included as a component of other expenses in the accompanying statements of operations.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2014, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 as required by Rule 13a-15(c) under the Exchange Act. We utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (1992) in performing this assessment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In December 2013, we hired a new Chief Financial Officer who has experience in SEC reporting and disclosures. We now have two employees knowledgeable in SEC accounting and reporting. We have plans for hiring additional financial personnel and implementing additional controls and processes involving both of our financial personnel in order to ensure all transactions are accounted for and disclosed in an accurate and timely manner. There have not been any other changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or Board override of the control.

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

Identified Material Weakness

As of December 31, 2014, we need to hire additional employees as MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2015.

Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

Segregation of Duties

As of December 31, 2014, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

ITEM 9B – OTHER INFORMATION

On January 13, 2015, our independent public accounting firm, Albert Wong & Co. was succeeded by AWC (CPA) Limited, in the registration status in Public Company Accounting Oversight Board (“PCAOB”).  AWC (CPA) Limited is not a separately registered entity with the PCAOB and therefore we are not required to file a current report on Form 8-K under item 4.01.

As of March 13, 2015, we have sold an additional 47.5 shares of our Series B Preferred Stock for the Original Issue Price, together with Tranche A Warrants to acquire 316,666 shares of our common stock at an initial exercise price of $1.00 per share and Tranche B Warrants to acquire 316,666 shares of our common stock at an exercise price of $1.10 per share in connection with the Private Placement previously disclosed on a Current Report on Form 8-K filed with the SEC on January 28, 2015.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Each member of our Board of Directors serves a one-year term and is subject to re-election at our Annual Meeting of Stockholders. The following table sets forth all executive officers and directors of our company as of March 16, 2015:

Name	Age	Position
David Ly	39	Chief Executive Officer and Chairman of the Board of Directors
Robert Brilon	54	President, Chief Financial Officer and Treasurer
Luz A. Berg	52	Chief Marketing Officer and Corporate Secretary
Chen-Ho (Alex) Kuo	51	Chief Strategy Officer, Director
Richard Gibson	62	Senior Vice President of Global Sales and Support
Joseph Farnsworth	55	Director
Alejandro Franco	62	Director
Robert D. Gillen	60	Director
Gregory Omi	53	Director
James D. Staudohar	77	Director

David Ly founded our company and has served as our Chief Executive Officer and Chairman of the Board of Directors since October 2009. Mr. Ly also served as our President from October 2009 to February 2014. Mr. Ly served in Business-to-Business Sales for T-Mobile USA, a wireless network and communications company, from August 2002 to September 2003. From September 2001 to July 2002, Mr. Ly served as Market Manager of Door To Door Storage, a moving and portable storage company. Mr. Ly served as an Applications Engineer at Metricom, Inc., a software development and consulting company, from November 1998 to August 2001. Mr. Ly holds a B.S. in Civil Engineering with a minor in International Business from San Francisco State University. We believe Mr. Ly’s position as our Chief Executive Officer, his extensive knowledge and understanding of the video surveillance industry, and his business and engineering expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Robert J. Brilon has served as our President since February 2014 and as our Chief Financial Officer and Treasurer since December 2013. Mr. Brilon served as our Executive Vice President of Business Development from December 2013 to February 2014 and as our interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon has also served as Chief Executive Officer of Golden Pegasus Capital LLC, a private equity firm, since October 2007. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brain wave optimization software and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Executive Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. From May 2009 to December 2009, Mr. Brilon served as Chief Operating Officer and Chief Financial Officer of 4SmartPhone, a monthly subscription service for full sync and secure backup of smart phone devices. Mr. Brilon served as Chief Executive Officer of InPlay Technologies (formerly, Duraswitch Industries), an electronics and integrated control panel manufacturing company, from November 1998 to June 2007. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of Duraswitch Industries from 1997 to 2007, Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video from 1986 to 1993. Mr. Brilon previously practiced as a certified public accountant with several of the Big Four accounting firms, including McGladrey Pullen, Ernst and Young, and Deloitte and Touche. Mr. Brilon holds a B.S. in Business Administration from the University of Iowa.

Luz A. Berg has served as our Chief Marketing Officer and Corporate Secretary since October 2009. Ms. Berg also served in various roles at our company including Chief Operating Officer from October 2009 to September 2014, Senior Vice President of Operations & Marketing from May 2007 to October 2009, and Vice President of Marketing from November 2004 to May 2007. Ms. Berg served as Director of Marketing of Cygnus Business Media, a technology business-to-business media company, from January 2003 to July 2004. From October 2001 to January 2003, Ms. Berg served as Director of Marketing for Penton Business Media, a business-to-business media company. Ms. Berg also served as Marketing Programs/Channel Marketing Manager of Metricom from March 1999 to August 2001 and as a Marketing Communications Specialist for Spectra-Physics Lasers from October 1991 to March 1999. Ms. Berg holds a B.A. in Management from St. Mary’s College.

Chen-Ho (Alex) Kuo has served as our Chief Strategy Officer since July 2011 and as a director since November 2011. Mr. Kuo served as our Senior Vice President of Global Strategies-Asia from May 2011 to July 2011 and as a consultant to our company from November 2010 to May 2011. Mr. Kuo has also served as a General Partner of Vannogate, Inc., a business consulting company, since September 2013. Mr. Kuo served as President of Xserve India Pvt Ltd, from March 2001 to March 2006. From 1992 to 2000, Mr. Kuo served as Senior Director of Acer, a hardware and electronics company. Prior to that, Mr. Kuo held various Vice President and Senior Vice President positions at several companies, including China Security and Surveillance Technology, FalconStor Software, and Global Data solutions Limited. Mr. Kuo also serves as an instructor at the Cloud Computing Industry Association of Taiwan. Mr. Kuo holds a B.S. in Atmospheric Sciences and Meteorology from National Taiwan University and a Master’s degree in Science and Technology Innovation Management from George Washington University. We believe Mr. Kuo’s position as our Chief Strategy Officer, his extensive knowledge and understanding of the technology and software industries, and his business and engineering expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Richard Gibson has served as our Senior Vice President of Global Sales and Support since October 2011. Mr. Gibson served as Senior Vice President of Sales and Service of SEER Technology, Inc., a chemical recognition technology company, from September 2008 to October 2011. Mr. Gibson served as a Business Consultant/Contract Project Manager for Gibson & Associates from September 2005 to September 2008, providing consulting services in sales, marketing, start-up funding, and business plan development to small technology companies. From April 2003 to September 2005, Mr. Gibson served as Senior Vice President of Sales and Marketing of CYBERAIR Technologies, Inc., a company that develops encryption and security software and produces sensors, navigation systems, and motion data recorders. From 1999 to 2003, Mr. Gibson served as Director of Business Development of Motorola Global Infrastructure Solutions. Prior to that, Mr. Gibson served in sales and marketing executive roles for NETSAFE and INTERCELL from 1997 to 1999, in sales and marketing management positions at Motorola Government Electronics from 1992 to 1997, as a Senior Market Representative at IBM from 1988 to 1992, and as a Systems Engineer at IBM from 1979 to 1988. Mr. Gibson holds a B.S, in International Relations from the University of Minnesota and an MBA, with a focus on the Asia region, from Thunderbird School of International Management. While at IBM, Mr. Gibson also completed the company’s internal graduate school program at the IBM Systems Research Institute.

Joseph Farnsworth has served as a director of our company since January 2010. Mr. Farnsworth has served as President and as a director of Farnsworth Realty & Management Co., an Arizona-based privately held real estate company, and as a director of Farnsworth Development, a closely held real estate developer, since 1995. Mr Farnsworth has also served as a director of The Farnsworth Companies since 2008. From 1990 to 1995, Mr. Farnsworth served as President of Alfred’s International, with operations in China and Korea. Prior to that, Mr. Farnsworth served as President of Farnsworth International, a real estate investment company based in Taipei, Taiwan from 1987 to 1991. Mr. Farnsworth holds a B.S. in Real Estate Finance from Brigham Young University and is a licensed real estate broker in Arizona. We believe Mr. Farnsworth’s experience leading companies with operations in Asia and his business and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Alejandro Franco has served as a director of our company since November 2011. Mr. Franco has also served as a consultant to our company since 2011, advising on business development and strategic partnership opportunities in Mexico. Mr. Franco is the founder and has served as President of Amextel, a telecommunications company in Mexico, since June 2003. Mr. Franco also founded and served as President of Bela Corp., a cloud technology and services company, from 1988 to 2000. Prior to that, Mr. Franco founded and served as President of TVM, Inc., a television and technology company in Mexico, from 1985 to 1988. Mr. Franco attended UNAM University, Mexico where he studied Economics. Mr. Franco also attended IBERO University, Mexico, where he studied Industrial Design. Mr. Franco holds a Master’s in Theology from the Oblate School of Theology in San Antonio, Texas. We believe Mr. Franco’s experience leading businesses with operations in Asia and Mexico, his experience as a consultant for our company, his extensive knowledge and understanding of the telecommunications and cloud technology industries, and his business and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Robert D. Gillen has served as a director of our company since November 2011. Mr. Gillen founded and has served as President of the Law Offices of Robert D. Gillen, Ltd., a law firm with locations in Scottsdale, Arizona and Naperville, Illinois, which specializes in advising small- and medium-sized businesses on domestic and international tax planning, since 1979. Mr. Gillen retired in October 2014. Mr. Gillen holds a B.S. in Business Administration from the University of Illinois and a J.D. from the Illinois Institute of Technology – Chicago Kent College of Law. Mr. Gillen also has extensive experience educating CPAs, attorneys, and other financial and business professionals about asset protection and tax planning. We believe Mr. Gillen’s experience advising clients operating the cellular industry, his experience leading a business involved in the lease and sale of cellular sites, his experience navigating international business and legal issues, and his prior board experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Gregory Omi has served as a director of our company since October 2009. Mr. Omi served as a senior programmer for Zynga, am online and mobile social gaming company, from November 2009 to March 2014. Prior to that, Mr. Omi served as a programmer for Monkey Gods, LLC, a video game developer, from January 2009 to November 2009. Mr. Omi also served as Senior Programmer for Flektor, Inc., a developer of online audio and video editing tools, from October 2006 to January 2009. From October 1996 to June 2006, Mr. Omi served as a Senior Programmer for Naughty Dog, a computer game developer. Prior to that, Mr. Omi served in programming roles for 3DO from 1992 to 1996, TekMagic in 1992, Epyx from 1986 to 1992, Atari in 1991, Nexa from 1982 to 1983 and 1985 to 1986, and HES in 1983. Mr. Omi attended DeVry Institute in Phoenix, Arizona from 1979 to 1980 where he studied industrial electronics engineering. We believe Mr. Omi’s extensive experience as a director of our predecessor, his experience in the software development industry, including with computer programming and software coding, his knowledge and understanding of technology and computer programming, and his business and engineering expertise provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

James D. Staudohar has served as a director of our company since January 2010. Mr. Staudohar has served as President of Lakeview Enterprises, LLC, a business advisory and consulting services company, since June 2003. From 1994 to 2002, Mr. Staudohar served as Vice Chairman and Chief Financial Officer of RSI Enterprises, Inc., a national asset recovery company. Mr. Staudohar also served on the Board of Directors of Xhibit Corp., a marketing company and the parent company of SkyMall, LLC, from March 2013 to December 2014, including as Chair of the Audit Committee. Prior to that, Mr. Staudohar served as Vice President and Corporate Controller at Modern Merchandising, Inc. and as Senior Vice President and Chief Financial Officer of Best Products. Mr. Staudohar served as Chief Financial Officer and as a director of Veritest International Corporation, a company that develops drug screening devices and technology, from June 2007 to October 2009. Mr. Staudohar also served on the Board of Directors of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, from September 2002 to January 2004, where he served as the Chair of Smith & Wesson’s Audit Committee and as a member of the Nominating Committee and the Compensation and Benefits Committee. Mr. Staudohar holds a B.S. in Accounting and Finance from the University of Minnesota. We believe Mr. Staudohar’s extensive experience in corporate finance, his knowledge and understanding of the financial markets, and his business expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

There are no family relationships among any of our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock. Our directors, officers, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2014, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or a 10% stockholder timely complied with all Section 16(a) filing requirements during the year ended December 31, 2014, except that the Form 4 filed on June 3, 2014 by Mr. Kuo was late.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors, and employees. We also adopted a separate Code of Ethics that applies to our Chief Executive Officer and Senior Financial Officers, which supplements our Code of Conduct and Ethics. Both our Code of Conduct and Ethics and our supplemental Code of Ethics for our Chief Executive Officer and Senior Financial Officers were filed as Exhibits 14.1 and 14.2, respectively, to our Annual Report on Form 10-K filed with the SEC on April 15, 2010. Our Code of Conduct and Ethics and our Code of Ethics for our Chief Executive Officer and Senior Financial Officers are available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at 1201 South Alma School Road, Suite 8500, Mesa, Arizona 85210.

Director Nomination Procedures

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors during our last fiscal year.

Audit Committee

The Audit Committee currently consists of Messrs. Staudohar (Chairman), Farnsworth, and Gillen, each of whom is an independent director of our company. Our Board of Directors has determined that Mr. Staudohar, whose background is described above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

We believe that it is important to design a compensation program that supports our business strategy. As a result, our compensation program emphasizes performance-based compensation and is designed to support our business goals, promote short- and long-term growth, and attract, retain, and motivate key talent. Our compensation program is comprised of three components: base salary, bonus awards, and long-term performance incentives.

We believe that our executive officers and other key employees should have a portion of their potential annual compensation tied to our profitability and our other goals. Additionally, we seek to align the ability to earn long-term incentives directly with the interests of our stockholders through the use of equity-based incentives. We strive to ensure compensation is competitive with companies similar to us; however, we acknowledge that base salaries are currently below market.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by, or paid to our principal executive officer, principal financial officer, and each of the most highly compensated executive officers who receive total annual compensation of at least $100,000 (the “Named Executive Officers”). Salary and other compensation for these officers and former officers are set by the Board of Directors. We have historically suffered severe shortages in cash and have structured our compensation policies to provide below market rate salaries and focus instead on awarding equity.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Nonequity Incentive Plan Compensation	All Other Compensation		Total
David Ly	2014	$188,538	–	–	$12,112	–	$9,753	(3)	$210,403
Chairman and Chief Executive Officer	2013	$188,965	–	–	$19,335	–	$17,487	(3)	$225,787

Robert J. Brilon	2014	$175,587	–	–	$54,474	–	–		$230,061
President, Chief Financial Officer, and Treasurer (2)	2013	$9,087	–	–	$116,790	–	–		$125,877

Luz A. Berg	2014	$163,731	–	–	$6,056	–	$43,500	(4)	$213,287
Chief Marketing Officer and Corporate Secretary	2013	$164,427	–	–	$9,667	–	–		$174,094

(1)	See Notes 1 and 10 of the Notes to Consolidated Financial Statements in included elsewhere in this Annual Report on Form 10-K for information regarding assumptions underlying the valuation of equity awards.

(2)	Mr. Brilon became our Chief Financial Officer, Executive Vice President of Business Development, and Treasurer on December 1, 2013. Mr. Brilon became our President on February 10, 2014.

(3)	Represents amount of perquisites for a leased vehicle.

(4)	Ms. Berg exercised warrants during May 2014.

Outstanding Equity Awards as of December 31, 2014

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2014.

Name and Principal Position	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly	300,000	(1)	-	-	$1.00	6/20/2021
Chairman and Chief Executive Officer	50,000	(2)	-	-	$1.10	12/18/2022
	50,000	(9)	-	-	$1.75	12/31/2023
	50,000	(10)	-	-	$1.15	12/31/2024
Robert Brilon	200,000	(12)	100,000	-	$1.00	12/1/2023
President, Chief	100,000	(7)	-	-	$1.00	12/8/2024
Financial Officer, and	100,000	(11)	-	-	$1.00	5/2/2024
Treasurer	6,818	(8)	-	-	$1.00	12/19/2018
	4,546	(8)	-	-	$1.00	12/19/2018
	4,545	(8)	-	-	$1.00	3/3/2019
	3,030	(8)	-	-	$1.00	3/3/2019
	50,000	(10)	-	-	$1.15	12/31/2024
Luz Berg	226,140	(3)	-	-	$0.10	12/30/2016
Chief Marketing Officer	240,331	(4)	-	-	$0.10	9/10/2017
and Corporate Secretary	425,712	(5)	-	-	$0.10	4/1/2018
	500,000	(6)	-	-	$1.00	6/20/2021
	25,000	(2)	-	-	$1.10	12/18/2022
	25,000	(9)	-	-	$1.75	12/31/2023
	25,000	(10)	-	-	$1.15	12/31/2024

(1)	The options became fully vested on June 20, 2011.

(2)	The options became fully vested on December 18, 2012.

(3)	The warrants became fully vested on December 30, 2006.

(4)	The warrants became fully vested on September 10, 2007.

(5)	The options became fully vested on April 1, 2008.

(6)	The options became fully vested on June 20, 2011.

(7)	The options vest on December 8, 2014.

(8)	The warrants were issued in connection with a convertible debt purchase on December 20, 2013 and March 4, 2014 and are fully vested.

(9)	The options were fully vested as of the grant date.

(10)	The options were fully vested as of the grant date, December 31, 2014.

(11)	100,000 options vested on May 2, 2014.

(12)	Options to purchase 100,000 shares were vested as of the grant date; 100,000 additional shares vest on the first and second anniversary of the grant date.

Equity Compensation Plans

On October 15, 2009, we adopted the 2009 Option Plan, with an aggregate of 1,500,000 shares issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 stock option plans by our predecessor. As of December 31, 2014, options to purchase 877,694 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, we adopted the 2010 Option Plan, which allows our Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to our directors, officers, key employees, and service providers. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. In 2012, the plan was further amended to increase the maximum number of shares that may be issued under the 2010 Option Plan to 13,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 2, 2010, June 24, 2011, and December 4, 2013. As of December 31, 2014, options to purchase 5,075,533 shares were outstanding under the 2010 Option Plan.

We have periodically issued warrants to purchase shares of our common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2014, warrants to purchase 3,749,550 shares of our common stock were outstanding, all of which were issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.

Director Compensation

Non-employee directors receive stock compensation for their service on our Board of Directors and are reimbursed for their cost of attending meetings. For the year ended December 31, 2014, all directors listed below received stock awards in the form of options to purchase shares of our common stock. Each of Messrs. Farnsworth, Staudohar, Omi, Gillen, and Franco was granted an option to purchase 50,000 shares of our common stock as compensation for services during the year ended December 31, 2014. We do not pay additional compensation to our directors for their service, either as Chair or as a member, on the Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee.

Name	Fees Earned or paid in Cash $	Stock Awards $	Options Awards $		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Farnsworth			$12,112	(1)				$12,112
James Staudohar			$12,112	(2)				$12,112
Gregory Omi			$12,112	(3)				$12,112
Alex Kuo			$12,112	(4)				$12,112
Robert Gillen			$12,112	(5)				$12,112
Alejandro Franco			$12,112	(6)				$12,112

(1) As of December 31, 2014 Mr. Farnsworth had 330,000 options outstanding.

(2) As of December 31, 2014 Mr. Staudohar had 255,000 options outstanding.

(3) As of December 31, 2014 Mr. Omi had 330,000 options outstanding.

(4) As of December 31, 2014 Mr. Kuo had 300,000 options outstanding.

(5) As of December 31, 2014 Mr. Gillen had 200,000 options outstanding.

(6) As of December 31, 2014 Mr. Franco had 200,000 options outstanding.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 13, 2015, for (i) each person known by us to be a beneficial owner of 5% or more of our outstanding common stock; (ii) each executive officer and director; and (iii) all directors and executive officers as a group. As of March 13, 2015, we had 27,308,357 shares of common stock outstanding, 4,003,592 shares of Series A Preferred Stock outstanding, 312.5 shares of Series B Preferred Stock outstanding, options to purchase 5,953,227 shares of common stock outstanding, and warrants to purchase 7,118,712 shares of common stock outstanding.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 13, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 13, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Iveda Solutions, Inc., 1201 South Alma School Road, Suite 8500, Mesa, Arizona 85210.

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner	Number		% of Total	Number	% of Total

Named Executive Officers and Directors:

David Ly	3,855,181	(1)	13.8%	-	-
Robert J. Brilon	697,804	(2)	2.5%	125,000	3.1%
Luz A. Berg	1,467,183	(3)	5.1%	-	-
Chen-Ho (Alex) Kuo	734,933	(4)	2.7%	38,000	*
Joseph Farnsworth	1,063,552	(5)	3.8%	-	-
Alejandro Franco	450,000	(6)	1.6%	-	-
Robert D. Gillen	1,656,140	(7)	6.0%	-	-
Gregory Omi	1,273,859	(8)	4.6%	-	-
James D. Staudohar	255,000	(9)	*	-	-
All executive officers and directors as a group (10 persons)	11,573,152	(10)	36.1%	163,000	4.1%

5% Stockholders:

Wolverine Flagship Fund Trading Limited	4,000,000	(11)	12.8%	-	-
William Walsh	2,125,000	(12)	7.8%	-	-
Squirrel-Away, LLC	1,446,140	(13)	5.3%	-	-
Phillip Lovell	706,277	(14)	2.5%	350,000	8.7%
Gregory Stanford	532,096	(15)	1.9%	450,000	11.2%

* Less than 1%.

(1)	Includes options to purchase 550,000 shares of common stock, which are exercisable within 60 days of March 13, 2015.

(2)	Consists of (a) options to purchase 550,000 shares of common stock, which are exercisable within 60 days of March 13, 2015, (b) warrants to purchase 18,939 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (c) 128,865 shares of common stock issuable upon the conversion of Series A Preferred Stock.

(3)	Consists of (a) options to purchase 1,000,712 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (b) warrants to purchase 466,471 shares of common stock, which are exercisable within 60 days of March 13, 2015.

(4)	Consists of (a) options to purchase 300,000 shares of common stock, which are exercisable within 60 days of March 13, 2015, (b) 367,000 shares of common stock, warrants to purchase 5,758 shares of common stock, which are exercisable within 60 days of March 13, 2015, and 39,175 shares of common stock issuable upon the conversion of Series A Preferred Stock, all held by Vannogate Consulting, LLC, an entity owned by Mr. Kuo, and (c) options to purchase 23,000 shares of common stock, which are owned by Mr. Kuo’s wife, and which are exercisable within 60 days of March 13, 2015.

(5)	Includes (a) options to purchase 330,000 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (b) warrants to purchase 47,500 shares of common stock, which are exercisable within 60 days of March 13, 2015.

(6)	Consists of (a) options to purchase 200,000 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (b) 250,000 shares of common stock held by Amextel S.A. De C.V., an entity owned by Mr. Franco.

(7)	Consists of (a) options to purchase 210,000 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (b) 1,301,140 shares of common stock and warrants to purchase 145,000 shares of common stock, which are exercisable within 60 days of March 13, 2015, all held by Squirrel-Away, LLC, an entity owned by Mr. Gillen.

(8)	Includes (a) options to purchase 350,000 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (b) warrants to purchase 20,000 shares of common stock, which are exercisable within 60 days of March 13, 2015.

(9)	Consists of options to purchase 255,000 shares of common stock, which are exercisable within 60 days of March 13, 2015.

(10)	Includes (a) options to purchase 3,888,212 shares of common stock, which are exercisable within 60 days of March 13, 2015, (b) warrants to purchase 703,668 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (c) 168,040 shares of common stock issuable upon the conversion of Series A Preferred Stock.

(11)	Consists of (a) 2,000,000 shares of common stock issuable upon the conversion of Series B Preferred Stock, and (b) warrants to purchase 2,000,000 shares of common stock, which are exercisable within 60 days of March 13, 2015. The address for Wolverine Flagship Fund Trading Limited is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, Illinois 60604.

(12)	The address for Mr. Walsh is 117 North 2nd Avenue, Sterling, Colorado 80751.

(13)	Includes warrants to purchase 145,000 shares of common stock, which are exercisable within 60 days of March 13, 2015. The address for Squirrel-Away, LLC is Law Offices of Robert D. Gillen, Ltd., 7500 East Pinnacle Peak Road, Suite A-106, Scottsdale, AZ 85255.

(14)	Includes (a) 257,731 shares of common stock issuable upon the conversion of Series A Preferred Stock, (b) warrants to purchase 30,303 shares of common stock, which are exercisable within 60 days of March 13, 2015, and (c) 200,000 shares of common stock, 103,092 shares of common stock issuable upon the conversion of Series A Preferred Stock, and warrants to purchase 15,151 shares of common stock, which are exercisable within 60 days of March 13, 2015, all held by the Lovell Family Trust, of which Mr. Lovell serves as Trustee. The address for Mr. Lovell is 4601 East Foothill Drive, Paradise Valley, Arizona 85253.

(15)	Consists of (a) 103,092 shares of common stock issuable upon the conversion of Series A Preferred Stock and warrants to purchase 15,151 shares of common stock, exercisable within 60 days of March 13, 2015, all held by Mr. Stanford’s wife, (b) 103,092 shares of common stock issuable upon the conversion of Series A Preferred Stock and warrants to purchase 15,151 shares of common stock, which are exercisable within 60 days of March 13, 2015, all held by the Gregory Stanford Family Trust, and (c) 257,731 shares of common stock issuable upon the conversion of Series A Preferred Stock and warrants to purchase 37,879 shares of common stock, which are exercisable within 60 days of March 13, 2015, all held by Stanford Family Investments SD, LLC, an entity owned by Mr. Stanford. The address for Mr. Stanford is 6370 East Royal Palm Road, Paradise Valley, Arizona 85253.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2014.

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under equity
Plan Category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by stockholders	5,953,227	$1.03	7,894,967
Equity compensation plans not approved by stockholders	3,749,550	$0.97	-
Total	9,702,777	$1.01	7,894,967

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Unless delegated to the Compensation Committee by our Board of Directors, the Audit Committee charter requires the Audit Committee to review and approve all related party transactions and to review and make recommendations to the full Board of Directors, or approve, any contracts or other transactions with current or former executive officers of our company, including consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by our company. We have a policy that we will not enter into any such transaction unless the transaction is determined by our disinterested directors to be fair to us or is approved by our disinterested directors or by our stockholders. Any determination by our disinterested directors is based on a review of the particular transaction, applicable laws and regulations, and policies of our company (including those published on our website). As appropriate, the disinterested directors of the applicable committees of the Board of Directors shall consult with our legal counsel.

37

	2014	2013

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the "Gillen I Debenture"), under his company Squirrel-Away. Under the original terms of the agreement, interest is payable at 10% per annum and becomes due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. Mr. Gillen also received warrants to purchase 10,000 shares of our common stock at an exercise price of $1.10 per share. The Gillen I Debenture is convertible into shares of our common stock on or before the maturity date at a conversion rate of $1.10 per share. On June 20, 2013, we paid $5,000 of interest on debenture. This debenture was extended to December 31, 2015.	$100,000	$100,000

On December 20, 2013, Mr. Brilon, our President and Chief Financial Officer, purchased a debenture in the principal amount of $75,000 (the "Brilon I Debenture"). The Brilon I Debenture becomes due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of our common stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events. In connection with the purchase of the Brilon I Debenture, Mr. Brilon received a warrant to purchase 6,818 shares of our common stock. The warrant has a term of five years from the date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events. On December 9, 2014, Mr. Brilon converted the Brilon I Debenture to Series A Preferred Stock, with 9.5% per annum dividend, convertible into shares of our common stock at the election of the holder at any time prior to the maturity date at an effective price per share that is lower than the then-current conversion price for the Series A Preferred Stock, then the conversion price shall be adjusted. An additional warrant to purchase 4,546 shares of the common stock was granted as an inducement for the warrants. These warrants and the original warrants granted have the original expiration date and the adjusted exercise price of $0.75 per share of or common stock, which is subject to adjustment upon the occurrence of certain events.	-	75,000

On March 4, 2014, Mr. Brilon purchased a debenture in the principal amount of $50,000 (the "Brilon II Debenture"). The Brilon II Debenture becomes due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of our common stock at the election of the holder at any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events. On December 9, 2014, Mr. Brilon converted the Brilon II Debenture to Series A Preferred Stock, with 9.5% per annum dividend, convertible into shares of our common stock at the election of the holder at any time prior to the maturity date at an effective price per share that is lower than the then-current conversion price for the Series A Preferred Stock, then the conversion price shall be adjusted. An additional warrant to purchase 3,030 shares of the common stock was granted as an inducement to convert. These warrants and the original wa at any time prior to the maturity date at an effective price per share that is lower than the then-current conversion price for the Series A Preferred Stock, then the conversion price shall be adjusted. An additional warrant to purchase 3,030 shares of the common stock was granted as an inducement to convert. These warrants and the original warrants granted have the original expiration date and the adjusted exercise price of $0.75 per share of our common stock, which is subject to adjustment upon the occurrence of certain events.

	-	-

On May 27, 2014, we entered into a convertible debenture with Mr. Alex Kuo for $38,000, which includes warrants to purchase 3,455 shares of our common stock, at an exercise price of $1.65 per share. Accordingly, we recognized a discount of $1,462 on the principal value of $38,000 and are amortizing the discount over the three year term of the debenture. As of December 9, 2014, the convertible debenture was converted to Series A Preferred Stock and the related remaining debt discount was expensed. An additional warrant to purchase 2,303 shares of the common stock was granted as an inducement to convert. These warrants and the original warrants granted have the original expiration date and the adjusted exercise price of $0.75 per share of our common stock, which is subject to adjustment upon the occurrence of certain events.	-	-

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, a member of our Board of Directors for $200,000, at 9.5% interest per annum with interest and principal payable February 15, 2015. This debenture has been extended to December 31, 2015. As an incentive for the extension of the loan, Mr. Omi was granted options to purchase 20,000 shares of our common stock.	200,000	-

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo's wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on February 7, 2015. This debenture has been extended to December 31, 2015. As an incentive for the extension of the loan, Mrs. Hsu was granted options to purchase 10,000 shares of our common stock.	100,000	-

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo's wife, Li-Min Hsu, for $30,000, at 9.5% interest per annum with interest and principal payable on February 9, 2015. This debenture has been extended to December 31, 2015. As an incentive for the extension of the loan, Mrs. Hsu was granted options to purchase 3,000 shares of our common stock.	30,000	-

On October 14, 2014, we entered into a debenture agreement with Mr. Joe Farnsworth, a member of our Board of Directors, for $35,000, at 9.5% interest per annum with interest and principal payable on February 5, 2015.	35,000	-

On December 9, 2014, we entered into a debenture agreement with Mr. Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum with interest and principal payable on January 5, 2015. Mr. Gillen also received a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. As consideration for agreeing to extend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share. We paid the principal and accrued interest on the Gillen Debenture in full on February 4, 2015.	100,000	-

On December 30, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum with interest and principal payable on January 31, 2015.	10,000	-

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Farnsworth, Franco, Gillen, Omi, and Staudohar do not have a relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board of Directors did not consider any relationship or transaction between our company and the independent directors not already disclosed in this Annual Report on Form 10-K in making this determination. Mr. Ly and Mr. Kuo are employee directors.

The Audit Committee currently consists of Messrs. Staudohar (Chairman), Farnsworth, and Gillen each of whom is an independent director of our company. The Compensation Committee currently consists of Messrs. Farnsworth (Chairman), Staudohar, Omi, Kuo, and Franco, each of whom is an independent director of our company, except for Mr. Kuo. The Nominations and Corporate Governance Committee currently consists of Messrs. Omi (Chairman), Farnsworth, Kuo, and Franco, each of whom is an independent director of our company, except for Mr. Kuo.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

On October 17, 2011, with the approval of the Audit Committee of the Board of Directors, we appointed AWC (CPA) Limited, formerly known as Albert Wong & Co., (“AW”) as our principal accounting firm. AW has served as the principal accounting firm for MEGAsys since 2008, a Taiwanese corporation acquired by Iveda in April 2011. Due to the larger business comprised by the MEGAsys subsidiary, we decided to replace our former principal accounting firm, Farber Hass Hurley LLP (“FHH”), with AW in order to increase efficiencies and reduce costs in its auditing procedures. FHH continues to assist AW with the audit of our U.S.-based segment.

We paid or accrued the following fees in each of the prior two fiscal years to AW and FHH:

	Year Ended
	December 31, 2014	December 31, 2013
Audit fees	$148,350	$113,000
Audit-related fees	-	3,860
Tax fees	4,425	-
All other fees	-	-
Total	$152,775	$116,860

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.

Audit Committee Pre-Approval Policies

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, FHH and AW. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by AW and FHH described above were approved by the Audit Committee pursuant to our Audit Committee’s pre-approval policy.

Our principal accountants, AW and FHH, did not engage any other persons or firms other than their respective full-time, permanent employees.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as Megasys), a corporation organized under the laws of the Republic of China, and the shareholders of Megasys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)

3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014)

3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 9, 2014 containing the rights and preferences of the Series A Preferred Stock (Incorporated by reference to the Form 8-K filed on December 15, 2014)

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of Nevada on January 15, 2015, containing the Designation of the Preferences, Rights and Limitations of the Series B Preferred Stock (Incorporated by reference to the Form 8-K filed on January 23, 2015)

4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)

4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)

4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

Exhibit	Description

4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.10	Form of Tranche A Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)

4.11	Form of Tranche B Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)

4.12	Registration Rights Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)

10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)

10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn, and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)

10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

Exhibit	Description

10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to Form 10-K filed on 3/30/2011)

10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)

10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012)

10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012)

10.15	Securities Purchase Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)

14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)

21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012)

24.1*	Power of Attorney (Included on signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: March 16, 2015	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	March 16, 2015
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	President, Chief Financial Officer, Treasurer	March 16, 2015
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Chen-Ho (Alex) Kuo	Chief Strategy Officer, Director	March 16, 2015
Chen Ho (Alex) Kuo

/s/ Joseph Farnsworth	Director	March 16, 2015
Joseph Farnsworth

/s/ Alejandro Franco	Director	March 16, 2015
Alejandro Franco

/s/ Robert D. Gillen	Director	March 16, 2015
Robert D. Gillen

/s/ Gregory Omi	Director	March 16, 2015
Gregory Omi

/s/ James D. Staudohar	Director	March 16, 2015
James D. Staudohar

IVEDA SOLUTIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of
Iveda Solutions, Inc. (“the Company”)

We have audited the accompanying consolidated balance sheets of Iveda Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/AWC (CPA) Limited
Hong Kong, China	AWC (CPA) Limited
March 16, 2015	Certified Public Account

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$87,900	$559,729
Restricted Cash	979,095	1,160,688
Accounts Receivable, Net	358,804	372,587
Inventory, Net	387,918	331,437
Other Current Assets	647,659	161,266
Total Current Assets	2,461,376	2,585,707

PROPERTY AND EQUIPMENT, NET	532,512	471,182

Intangible Assets, Net	126,666	146,666
Other Assets	364,320	475,691
Total Other Assets	490,986	622,357

Total Assets	$3,484,874	$3,679,246

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and Other Payables	$2,166,246	$2,358,702
Due to Related Parties, Net of Debt Discount	575,000	100,000
Short Term Debt	1,080,500	60,291
Derivative Liability	112,009	39,804
Current Portion of Long-Term Debt	34,610	164,156
Total Current Liabilities	3,968,365	2,722,953

LONG-TERM DIVIDENDS PAYABLE	272,901	-
LONG-TERM DEBT AND CONVERTIBLE DEBENTURES	-	364,370
DUE TO RELATED PARTY, NET OF DISCOUNT	-	70,114

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized, 4,003,592 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively	40	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,308,357 and 26,722,012 shares issued and outstanding as of December 31, 2014 and 2013, respectively	273	267
Additional Paid-In Capital	27,261,762	22,354,002
Accumulated Comprehensive Income (Loss)	(35,615)	(30,670)
Less Notes Receivable from Stockholder	(492,194)	-
Accumulated Deficit	(27,490,658)	(21,801,790)
Total Stockholders' Equity (Deficit)	(756,392)	521,809

Total Liabilities and Stockholders' Equity	$3,484,874	$3,679,246

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

REVENUE
Equipment Sales	$1,558,723	$2,691,916
Service Revenue	579,940	608,157
Other Revenue	47,080	45,144

Total Revenue	2,185,743	3,345,217

COST OF REVENUE	1,612,213	2,729,350

GROSS PROFIT	573,530	615,867

OPERATING EXPENSES
General & Administrative	5,533,214	6,574,682
Impairment of Goodwill	-	841,000
Total Operating Expenses	5,533,214	7,415,682

LOSS FROM OPERATIONS	(4,959,684)	(6,799,815)

OTHER INCOME (EXPENSE)
Foreign Currency Gain (Loss)	14,160	10,496
Gain (Loss) on Derivatives	100,598	(241)
Interest Income	15,839	2,135
Interest Expense	(478,585)	(83,625)
Loss on Debt Conversion	(333,675)	-
Total Other Income (Expense)	(681,663)	(71,235)

LOSS BEFORE INCOME TAXES	(5,641,347)	(6,871,050)

BENEFIT (PROVISION) FOR INCOME TAXES	(15,826)	69,336

NET LOSS	$(5,657,173)	$(6,801,714)

BASIC AND DILUTED LOSS PER SHARE	$(0.21)	$(0.27)

WEIGHTED AVERAGE SHARES	27,054,450	24,735,921

See accompanying Notes to Consolidated Financial Statements.

F-4

IVEDA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Net Loss	$(5,657,173)	$(6,801,714)
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	(4,945)	(7,041)
Comprehensive Loss	$(5,662,118)	$(6,808,755)

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
		Common	Preferred	Preferred				Other	Total
	Common	Stock	Stock	Stock	Additional	Promissory Note-	Accumulated	Comprehensive	Stockholder's
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Stockholders	Deficit	Income (loss)	Equity (Deficit)

BALANCE AT DECEMBER 31, 2012	20,458,048	$204			$16,204,068		$(15,000,076)	$(23,629)	$1,180,567
Common Stock Issued for Cash	5,764,774	58			5,816,741				5,816,799
Costs of Capital					(606,320)				(606,320)
Stock Option Based Compensation					336,402				336,402
Conversion of Debt to Common Stock	167,000	2			175,698				175,700
Common Stock Issued for Services	80,000	-			182,072				182,072
Exercise of Stock Options	252,190	3			245,341				245,344
Net Loss							(6,801,714)		(6,801,714)
Comprehensive Loss								(7,041)	(7,041)

BALANCE AT DECEMBER 31, 2013	26,722,012	$267			$22,354,002		$(21,801,790)	$(30,670)	$521,809
Stock Option Based Compensation					373,000				$373,000
Non-cash Compensation					18,580				$18,580
Conversion of Convertible Debentures to Series A Preferred Stock			4,003,592	40	4,003,552				$4,003,592
Dividends - Series A Preferred Stock							(31,695)		$(31,695)
Exercise of Options and Warrants	586,345	6			512,628	(504,000)			$8,634
Payment on Notes Receivable from Stockholder						11,806			$11,806
Net Loss							(5,657,173)		$(5,657,173)
Comprehensive Loss								(4,945)	$(4,945)

BALANCE AT DECEMBER 31, 2014	27,308,357	$273	4,003,592	$40	$27,261,762	$(492,194)	$(27,490,658)	$(35,615)	$(756,392)

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC. CONSOLIDATED

STATEMENTS OF CASH FLOWS YEARS ENDED

DECEMBER 31, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,657,173)	$(6,801,714)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	225,531	221,902
Amortization of Debt Discount	144,712	9,096
Amortization of Deferred Financing Costs	(2,894)	-
(Gain) Loss on Derivatives and Debt Conversion	(58,789)	-
Stock Option Compensation	373,000	336,402
Bad Debt Expense	4,736	349,202
Inventory Valuation Allowance	45,000
Common Stock Warrants Issued for Services	1,285	222,206
Common Stock Warrants Issued for Interest	17,295	-
Interest Converted to Series A Preferred Stock	3,592	-
Interest Converted to Dividends Payable	241,206
Deferred Finance Cost Charged to Interest	286,020	-
Impairment of Goodwill	-	841,000
(Increase) Decrease in Operating Assets and Liabilities:
Accounts Receivable	(11,018)	1,183,456
Inventory	(109,102)	(212,921)
Other Current Assets	(517,189)	(56,267)
Other Assets	92,994	(70,284)
Accounts and Other Payables	(109,970)	366,506
Net Cash Used in Operating Activities	(5,030,764)	(3,611,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(268,650)	(157,230)
Net Cash (Used in) Investing Activities	(268,650)	(157,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	123,133	(736,970)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	941,323	(57,511)
Proceeds from Notes Receivable from Stockholder	11,806	-
Proceeds from (Payments on) Long-Term Debt	-	(35,004)
Proceeds from Exercise of Stock Options	8,636	245,344
Due to Related Party-Short Term Debt	1,000,000	-
Proceeds from (Payments to) Related Parties	88,000	(245,002)
Proceeds from Long-Term Debt, Net of Payments	2,927,129	-
Payments on Capital Lease Obligations	(2,638)	-
Deferred Finance Costs, Net	(263,325)	(161,657)
Common Stock Issued, Net of Costs of Capital	-	5,210,479
Net Cash Provided by Financing Activities	4,834,064	4,219,679

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,479)	(5,766)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(471,829)	445,267

Cash and Cash Equivalents- Beginning of Year	559,729	114,462

CASH AND CASH EQUIVALENTS - END OF YEAR	$87,900	$559,729

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.
SUPPLEMENTAL STATEMENTS OF CASH FLOWS YEARS ENDED

DECEMBER 31, 2014 AND 2013

	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$48,491	$80,863

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued for Convertible Debt and Interest	-	$147,500
Discount on Convertible Debt	$117,564	$27,608
Establishment of Derivative Liability	$130,994	$39,804
Issuance of Common Stock as Consideration for Payment of Loan Payable	$-	$30,000
Common Stock Warrants Issued as Deferred Finance Costs	$13,430	$11,955
Convertible Debentures Converted to Series A Preferred Stock, Includes Related Parties of $163,000	$3,600,000	$-
Short Term Loans Converted to Series A Preferred Stock	$400,000	$-
Warrants Issued for Consulting Expense	$1,285	$-
Warrants Issued for Interest Expense	$17,296	$-
Warrants Issued as Inducement to Convert Debentures to Series A Preferred Stock	$41,809	$-

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We developed Sentir™, a Software as a Service (“SaaS”) video surveillance management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, Internet service providers (“ISPs”), data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

Historically, we sold and installed video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing. We also provided video hosting, in-vehicle streaming video, archiving, and real-time remote surveillance services to a variety of businesses and organizations. Our principal sources of revenue were derived from monthly fees from video hosting and real-time surveillance services, and one-time fees for equipment sales and installation.

In 2014, we shifted our revenue model from direct project-based sales to licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies already providing services to an existing customer base. Partnering with service providers that have an existing loyal subscriber base allows us to focus on our customers, the service providers, and leverage their end-user infrastructure to sell, bill, and provide customer service for the Sentir cloud video surveillance offering. This business model provides dual revenue streams – one from camera sales to the service providers and the other from monthly Sentir licensing fees on a per-camera activation basis.

MEGAsys, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia.

In April 2009, the Department of Homeland Security (“DHS”) approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. The designation gives us, our partners, and our customers certain liability protection. We became the first, and currently remain the only, company to offer real-time Internet Protocol (“IP”) video hosting and remote surveillance services with a SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014.

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (dba MEGAsys), a company based in Taiwan. We consolidate our financial statements with the financial statements of MEGAsys. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $27.4 million from January 2005 through December 31, 2014 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We adopted a multi-step plan to enable us to continue to operate with the goal of reporting operating profits. To date, we have achieved the following milestones and plan to continue to execute on our plan:

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

•	We developed Sentir, our cloud-based video management platform, and began executing on our strategy to license its use as a Video Surveillance as a Service (“VSaaS”) offering to partners such as telecommunications companies, ISPs, data centers, and cable companies in order to gain access to their existing subscriber bases. We currently partner with four telecommunications companies with subscriber bases with millions of users.

•	We introduced the Zee line of cloud, plug-and-play cameras. The camera line includes two indoor cameras, one outdoor camera, and one pan/tilt (“P/T”) camera. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

•	We developed, with ITRI, IvedaMobile – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

•	We are actively collaborating with certain telecommunications companies in other countries to resell our products and services in their respective countries. Our initial shipments of Zee cameras were sent in June and August 2014 for delivery to Filcomserve as reseller to the Philippine Long Distance Company (“PLDT”) for distribution to its customers. In February 2015, we received a follow-on order from Filcomserve for delivery of 10,000 Zee cameras to PLDT at a total price of $1.3 million.

•	In December 2014, we entered into a Debenture and Warrant Amendment with the holders of the 2013 Debentures to amend the terms of the 2013 Debentures and the 2013 Warrants. In addition, as an inducement to enter into the Debenture and Warrant Amendment, we issued to the Debenture holders the Inducement Warrants. As a result of the Debenture and Warrant Amendment, the 2013 Debentures were cancelled and the entire outstanding principal amount of the 2013 Debentures was converted into 3,600,000 shares of newly issued Series A Preferred Stock.

•	In December 2014, our Board of Directors approved our company raising up to $4.0 million through the Private Placement. As of March 13, 2015, we have raised approximately $3.1 million through the sale of Series B Preferred Stock.

•	We launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

•	We reduced our U.S.-based segment operating costs by eliminating its direct project-based sales channel and all costs related to project-based sales and operations to focus its activities and resources on licensing Sentir.

•	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. Mr. Brilon has strong ties with the investment community and has extensive experience with strategic growth planning and domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, Mr. Brilon was appointed as our President.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the years ended December 31, 2014 and 2013.

Basis of Accounting

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue and Expense Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition.” We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) title transfer has occurred, (3) the price is fixed or readily determinable, and (4) collectability is reasonably assured. Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

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

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Our current component of other comprehensive income is the foreign currency translation adjustment.

Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

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

Accounts receivable are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. U.S.-based segment revenue from two customers during 2014 represented approximately 34% of total revenues and two customers represented approximately 72% of the total U.S.-based segment accounts receivable of $11,754 as of December 31, 2014. Taiwan-based segment revenue from two customers during 2014 represented approximately 46% of total revenues and four customers represented approximately 69% of total Taiwan-based segment accounts receivable of $689,544 as of December 31, 2014. No other customers represented greater than 10% of total revenues in 2014 and 2013.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2014 and 2013, respectively, an allowance for uncollectible accounts of $0 and $31,594 was deemed necessary for our U.S.-based segment. As of December 31, 2014 and 2013, respectively, an allowance of $342,494 and $465,933 was established against the receivables of our Taiwan-based segment. We do not generally charge interest on past due receivables.

Trade receivables, net are comprised of the following:

	2014	2013

Trade receivables, gross	$701,298	$870,114
Allowance for doubtful accounts	(342,494)	(497,527)

Trade receivables, net	$358,804	$372,587

Other current assets are comprised of the following:

	2014	2013

Notes receivables	$111,682	$3,413
Deposits-current	163,833	1,788
Advance to suppliers	284,212	7,042
Prepaid expenses and other current assets	87,932	149,023

Other current assets	$647,659	$161,266

Notes Receivable

Notes receivable represents post-dated checks collected from customers in Taiwan. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our Taiwan-based segment, notes receivables over 90 days are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2014 and 2013, no allowance for doubtful accounts was deemed necessary for our Taiwan-based segment. We do not generally charge interest on past due notes receivable.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into subsequent periods.

Inventories

Inventories consists of plug-and-play cameras purchased for sale to service providers, which are licensing our Sentir platform and equipment for installation projects and is recorded at the lower of cost (first-in, first-out) or market.

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $45,000 and $0, as of December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2014 and 2013 was $201,101 and $201,298, respectively.

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives of six months to ten years. Other intangible assets are fully amortized at December 31, 2014. Future amortization of trademarks is as follows:

2015	$20,000
2016	20,000
2017	20,000
2018	20,000
Thereafter	46,666
Total	$126,666

Other Assets

Other assets are comprised of the following:

	As of December 31,
	2014	2013
Deposits-long-term	$48,616	$144,775
Deferred tax assets	151,357	160,198
Deferred finance costs (net of amortization)	164,347	170,718

Other assets	$364,320	$475,691

Deposits—Long-Term

Long-term deposits consist of our security deposit held by the third party landlord pursuant to our lease for our office space in Mesa, Arizona, a deposit related to the leases of MEGAsys’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2014, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2014 for our U.S.-based segment. However, benefits of $151,357 and $160,198 are recorded on the balance sheet for our Taiwan-based segment for December 31, 2014 and December 31, 2013, respectively. See Note 11 for more information regarding those tax benefits.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2011 to 2013 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2009 to 2013 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

Accounts and other payables are comprised of the following:

	2014	2013
Accounts Payable	$1,185,446	$688,130
Accrued Expenses	966,520	1,651,419
Income Tax Payable	-	2,183
Deferred Revenue	14,280	16,970
Accounts and Other Payables	$2,166,246	$2,358,702

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Research and Development

We invested $304,121 and $285,837 in research and development in 2014 and 2013, respectively, which we used to develop our Sentir cloud video surveillance platform and the integration of our Zee cloud plug-and-play cameras. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development.  Contracted software development costs are capitalized and then amortized once feasibility has been achieved.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2012 and 2011 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2014 and 2013, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $373,000 and $336,402 of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2014 and 2013. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	Decemer 31, 2014
	Net Revenues	Net Assets (Liabilities)
United States	$642,945	$(610,294)
Republic of China (Taiwan) MegaSys	$1,221,627	$(140,529)
Philippines	$163,110
Mexico	$158,061

Furthermore, due to operations in various geographic locations, we are susceptible to changes in national, regional, and local economic conditions, demographic trends, consumer confidence in the economy, and discretionary spending priorities that may have a material adverse effect on our future operations and results.

We are required to collect certain taxes and fees from customers on behalf of government agencies and remit them back to the applicable governmental agencies on a periodic basis. The taxes and fees are legal assessments to the customer, for which we have a legal obligation to act as a collection agent. Because we do not retain the taxes and fees, we do not include such amounts in revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable governmental agencies.

We operate two reportable business segments as defined in ASC 280, “Segment Reporting.” We have a U.S.-based segment, Iveda Solutions, Inc., and a Taiwan-based segment, MEGAsys. Each segment has a chief operating decision maker and management personnel who review their respective segment’s performance as it relates to revenue, operating profit, and operating expenses.

	Twelve Months	Twelve Months	Condensed
	Ended Dec. 31, 2014	Ended Dec. 31, 2014	Consolidated
	Iveda Solutions, Inc.	MegaSys	Total

Revenue	$964,116	$1,221,627	$2,185,743
Cost of Revenue	922,713	689,500	1,612,213
Gross Profit	41,403	532,127	573,530
Depreciation and Amortization	205,576	15,526	221,102
General and Administrative	4,775,579	536,533	5,312,112
Loss from Operations	(4,939,752)	(19,932)	(4,959,684)
Foreign Currency Gain	14,160		14,160
Gain on Derivatives	100,598		100,598
Interest Income	13,746	2,093	15,839
Interest Expense	(450,236)	(28,349)	(478,585)
Loss on Debt Conversion	(333,675)		(333,675)
Loss Before Income Taxes	(5,595,159)	(46,188)	(5,641,347)
(Provision) for Income Taxes	-	(15,826)	(15,826)
Net Loss	$(5,595,159)	$(62,014)	$(5,657,173)

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories and property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	December 31,
	2014	2013
Revenues
United States	$964,116	$737,715
Republic of China (Taiwan)	2,208,890	2,672,928
Elimination of intersegment revenues	(987,263)	(65,426)
	$2,185,743	$3,345,217

	December 31,
	2014	2013
Operating earnings (loss)
United States	$(4,939,752)	$(6,510,129)
Republic of China (Taiwan)	(19,932)	(289,686)
Elimination of intersegment profit	-	-
	$(4,959,684)	$(6,799,815)

	December 31,
	2014	2013
Property and equipment, net
United States	$514,707	$437,410
Republic of China (Taiwan)	17,805	33,772
	$532,512	$471,182

	December 31,
	2014	2013
Additions to long-lived assets
United States	$262,873	$129,222
Republic of China (Taiwan)	5,777	28,008
	$268,650	$157,230

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2014	2013
Inventory, Net
United States	$271,797	$126,403
Republic of China (Taiwan)	116,121	205,034
	$387,918	$331,437

	December 31,
	2014	2013
Total Assets
United States	$1,149,776	$1,175,874
Republic of China (Taiwan)	2,335,098	2,503,372
	$3,484,874	$3,679,246

Reclassification

Certain amounts in 2013 have been reclassified to conform to the 2014 presentation.

New Accounting Standards

In March 2014, FASB issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either (a) a voting interest model or (b) a variable interest entity model. Under the variable interest entity model, the company has a controlling financial interest when it has (a) the power to direct the activities that most significantly affect the economic performance of the entity and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

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

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

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

The amendments in ASU No. 2014-08 enhance convergence between GAAP and the International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in ASU No. 2014-08 are effective beginning the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it becomes effective for financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

NOTE 2                  RELATED PARTIES

	2014	2013

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the "Gillen I Debenture"), under his company Squirrel-Away. Under the original terms of the agreement, interest is payable at 10% per annum and becomes due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. Mr. Gillen also received warrants to purchase 10,000 shares of our common stock at an exercise price of $1.10 per share. The Gillen I Debenture is convertible into shares of our common stock on or before the maturity date at a conversion rate of $1.10 per share. On June 20, 2013, we paid $5,000 of interest on debenture. This debenture was extended to December 31, 2015.	$100,000	$100,000

On December 20, 2013, Mr. Brilon, our President and Chief Financial Officer, purchased a debenture in the principal amount of $75,000 (the "Brilon I Debenture"). The Brilon I Debenture becomes due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of our common stock at the election of the holder any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events. In connection with the purchase of the Brilon I Debenture, Mr. Brilon received a warrant to purchase 6,818 shares of our common stock. The warrant has a term of five years from the date of issuance and the exercise price of $1.65 per share is subject to adjustment upon the occurrence of certain events. On December 9, 2014, Mr. Brilon converted the Brilon I Debenture to Series A Preferred Stock, with 9.5% per annum dividend, convertible into shares of our common stock at the election of the holder at any time prior to the maturity date at an effective price per share that is lower than the then-current conversion price for the Series A Preferred Stock, then the conversion price shall be adjusted. An additional warrant to purchase 4,546 shares of the common stock was granted as an inducement for the warrants. These warrants and the original warrants granted have the original expiration date and the adjusted exercise price of $0.75 per share of or common stock, which is subject to adjustment upon the occurrence of certain events.	-	75,000

On March 4, 2014, Mr. Brilon purchased a debenture in the principal amount of $50,000 (the "Brilon II Debenture"). The Brilon II Debenture becomes due and payable three years after the date of issuance and the principal and unpaid interest thereunder is convertible into shares of our common stock at the election of the holder at any time prior to the maturity date at a conversion price equal to $1.50 per share, subject to adjustment upon the occurrence of certain events. On December 9, 2014, Mr. Brilon converted the Brilon II Debenture to Series A Preferred Stock, with 9.5% per annum dividend, convertible into shares of our common stock at the election of the holder at any time prior to the maturity date at an effective price per share that is lower than the then-current conversion price for the Series A Preferred Stock, then the conversion price shall be adjusted. An additional warrant to purchase 3,030 shares of the common stock was granted as an inducement to convert. These warrants and the original warrants granted have the original expiration date and the adjusted exercise price of $0.75 per share of our common stock, which is subject to adjustment upon the occurrence of certain events.	-	-

On May 27, 2014, we entered into a convertible debenture with Mr. Alex Kuo for $38,000, which includes warrants to purchase 3,455 shares of our common stock, at an exercise price of $1.65 per share. Accordingly, we recognized a discount of $1,462 on the principal value of $38,000 and are amortizing the discount over the three year term of the debenture. As of December 9, 2014, the convertible debenture was converted to Series A Preferred Stock and the related remaining debt discount was expensed. An additional warrant to purchase 2,303 shares of the common stock was granted as an inducement to convert. These warrants and the original warrants granted have the original expiration date and the adjusted exercise price of $0.75 per share of our common stock, which is subject to adjustment upon the occurrence of certain events.	-	-

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, a member of our Board of Directors for $200,000, at 9.5% interest per annum with interest and principal payable February 15, 2015. This debenture has been extended to December 31, 2015. As an incentive for the extension of the loan, Mr. Omi was granted options to purchase 20,000 shares of our common stock.	200,000	-

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo's wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on February 7, 2015. This debenture has been extended to December 31, 2015. As an incentive for the extension of the loan, Mrs. Hsu was granted options to purchase 10,000 shares of our common stock.	100,000	-

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo's wife, Li-Min Hsu, for $30,000, at 9.5% interest per annum with interest and principal payable on February 9, 2015. This debenture has been extended to December 31, 2015. As an incentive for the extension of the loan, Mrs. Hsu was granted options to purchase 3,000 shares of our common stock.	30,000	-

On October 14, 2014, we entered into a debenture agreement with Mr. Joe Farnsworth, a member of our Board of Directors, for $35,000, at 9.5% interest per annum with interest and principal payable on February 5, 2015.	35,000	-

On December 9, 2014, we entered into a debenture agreement with Mr. Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum with interest and principal payable on January 5, 2015. Mr. Gillen also received a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. As consideration for agreeing to extend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share. We paid the principal and accrued interest on the Gillen Debenture in full on February 4, 2015.	100,000	-

On December 30, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum with interest and principal payable on January 31, 2015.	10,000	-

Total Due to Related Parties	$575,000	$175,000
Less Current Portion	(575,000)	(100,000)
Less: Debt Discount	-	(4,886)
Total Long-Term	$-	$70,114

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

NOTE 3	SHORT-TERM DEBT

Short-term bank loans were initiated throughout July, August, September, and December 2014.

The short term debt balances were as follows:
	December 31,	December 31,
	2014	2013

Loan from Shanghai Commercial & Savings Bank at various interest rates ranging from 1% per annum to 3.2%. Due November 2014.	$-	$60,291

Loan from Shanghai Bank at 3.24% interest rate per annum. Due at June 2015.	325,500	-

Loan from Hua Nan Bank at 3.26% interest rate per annum. Due March 2015.	315,000	-

Loan from SinoPac Bank at 3.26% interest rate per annum. Due January - February, 2015.	315,000

KTV Holding, LLC at 9.5% interest rate per annum. Due December 8, 2014.	75,000

A&S Property Investments, Inc. at 9.5% interest rate per annum. Due December 10, 2014.	50,000	-

Balance at end of period	$1,080,500	$60,291

NOTE 4	CONVERTIBLE DEBENTURES

Between December 12, 2013 and June 30, 2014, we completed a private offering with a group of accredited investors (the “2013 Investors”) in which we sold the 2013 Debentures together with the 2013 Warrants for total net proceeds of $3,600,000 (the “2013 Debenture Private Placement”).

Each 2013 Debenture bore interest at 9.5% per annum, accruing monthly, and may be converted at the option of the holder, at any time, into shares of our common stock at a conversion price of $1.50 per share, subject to certain adjustments. Each 2013 Debenture was exercisable for a period of three years from the original issuance date. The first interest payment became due six months from the original issuance date and continues to be payable monthly, unless we choose to roll the accrued interest into the principal amount. On the maturity date, we were required to pay to the holders of the 2013 Debentures the outstanding principal amount together with any accrued but unpaid interest owed on the 2013 Debenture, either in cash or by converting the amount owed into shares of our common stock using a conversion price of $1.50 per share.

Each 2013 Investor also received a 2013 Warrant to purchase the number of shares of our common stock equal to 15% of the face value of such investor’s 2013 Debenture divided by the exercise price of $1.65 per share, which is subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate change. The 2013 Warrants are exercisable for a period of five years from the original issuance date. We issued 2013 Warrants having the right to acquire, in the aggregate, 327,273 shares of our common stock, which, if exercised, will provide us with gross proceeds of approximately $245,455 at the adjusted exercise price of $.75 discussed below. Proceeds from the 2013 Debenture Private Placement were used for working capital purposes and to implement our business plan.

In connection with the 2013 Debenture Private Placement, we also issued warrants to purchase 199,243 shares of our common stock to Source Capital, Inc., our placement agent, as compensation for its services (the “2013 Debenture Placement Warrants”). The 2013 Debenture Placement Warrants were exercisable for a period of four years at an exercise price of $1.65 per share of our common stock. If exercised, the 2013 Debenture Placement Warrants will provide us with gross proceeds of approximately $149,432 at the adjusted exercise price of $.75.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

Effective December 1, 2014, we entered into the Debenture and Warrant Amendment with all the 2013 Investors. Pursuant to the Debenture and Warrant Amendment, on December 9, 2014, each 2013 Debenture automatically converted into shares of Series A Preferred Stock at a conversion price of $1.00 per share, and any accrued but unpaid interest on the 2013 Debentures was carried forward as an accrued dividend on the Series A Preferred Stock. We also amended the terms of the 2013 Warrants to reduce the exercise price from $1.65 per share of our common stock to $1.00 per share of our common stock, which were adjusted again to $.75 as of January 23, 2015 per the anti-dilution provisions in the 2013 Warrants. As inducement to enter into the Debenture and Warrant Amendment, we issued to the 2013 Investors the Inducement Warrants to purchase an aggregate of 218,165 shares our common stock at an exercise price of $1.00 per share, which were also adjusted to $.75 as of January 23, 2015 per the anti-dilution provisions. If exercised, the Inducement Warrants will provide us with gross proceeds of approximately $163,623. Each holder received an Inducement Warrant to acquire the number of shares of our common stock equal to 66.67% of the number of shares issuable under such holder’s 2013 Warrant, which is exercisable for a period of five years. As a result of the Debenture and Warrant Amendment, we issued an aggregate of 3,600,000 shares of our Series A Preferred Stock in exchange for the cancellation of the debentures, based on the conversion rate of $1.00 per share. The conversion rate adjusted to $.97 as of January 23, 2015 per the broad based anti-dilution provision of the Series A Preferred Stock. We did not receive any proceeds from the conversion.

On December 9, 2014 an additional $400,000 debentures plus a total of $3,592 interest were converted and we issued an aggregate of 403,592 shares of our Series A Preferred Stock, in exchange for the cancellation of the debentures, based on conversion price of $1.00 per share. We did not receive any proceeds from the conversion.

We incurred financing costs in connection with the issuance of the convertible debentures of $286,020, which we paid in a combination of cash and warrants to purchase 199,243 shares of our common stock. The deferred costs have been capitalized in the accompanying balance sheets and were being amortized to interest expense using the effective interest method over the 3 year life of the debt and 5 year life of the warrants. The fair value of the conversion option and warrants on the date issued to the debenture holders totaled $141,082 and was discounted from the carrying value of the debenture and amortized into interest expense over the 3 year life of the debt and 5 year life of the warrants using the effective interest method. In connection with the conversion of the Convertible Debentures to Preferred Stock, the Company incurred $333,675 in costs related to the write off of the remaining Deferred Financing Costs and the remaining Debt Discount. This has been reflected in the Statements of Operations as a Loss on Debt Conversion.

The fair value of the debenture conversion option and warrants is carried on the face of the accompanying balance sheet as derivative liability of $39,804 at December 31, 2013. The fair value of the warrants as of December 31, 2014 was $112,009. Any change in the fair value of the derivative liability is reported as a gain or loss on derivative liability in the accompanying statement of operations. We recognized a gain on derivative liability of $100,598 and loss on derivative liability of $241 during the years ended December 31, 2014 and 2013, respectively.

The warrants described above contain anti-dilution provisions, which provide that in the event that we issue additional equity securities, other than certain excluded issuances, the exercise price of the warrants will be reduced to equal the effective price at which the additional equity securities were deemed issued. Such effective price will be calculated as the quotient obtained by dividing the total number of additional equity securities by the consideration received by us for such issuance.

In addition, the warrants described above contain certain piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

Warrants issued to holders in connection with the Debentures contained provisions that protect holders from a decline in the issue price of its common stock and common stock equivalents (or “down-round” provisions). We account for these warrants as liabilities instead of equity. The down-round provisions reduce the exercise price of a warrant if we either issue equity shares for a price that is lower than the exercise of those instruments or issue new warrants or convertible instruments that have a lower exercise or conversion price.

We recognize these warrants as a liability equal to their fair value on each reporting date. The warrant liability initially recognized at issuance totaled $36,331. We re-measured the fair value of these warrants as of December 1, 2014 and recorded other expense of $27,281 resulting from the increase of the liability associated with the fair value of the warrants for the year. We computed the value of the warrants using the Black-Scholes method, including the probability the warrants would be exercised. The following key assumptions are used:

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

For the year ended
December 31, 2014
Number of shares underlying warrants	327,273
Exercise price	$1.00
Volatility	20.11% -20.47%
Risk-free interest rate	1.38% - 1.65%
Expected dividend yield	0%
Expected warrant life (years)	3.5 - 4

Our recurring fair value measurements at December 31, 2014 related only to the original warrants issued to the holders and had a fair value of $63,612. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The tables reflect gains and losses for the twelve months for financial liabilities categorized as Level 3 as of December 31, 2014.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of December 31, 2013	$15,320
Initial measurement of additional warrants	21,011
Increase in fair value of warrants	27,281
Balance as of December 31, 2014	$63,612

NOTE 5	FAIR VALUE MEASUREMENTS

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure the fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurements.

Level I - Quoted prices in an active market for identical assets or liabilities.

Level II - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets and liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level III - Inputs that are generally unobservable and typically reflect our estimate of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts for cash, accounts payable, accrued expenses, and short-term debt approximate their fair values due to the short period of time until maturity. The fair value of the convertible option and debenture warrants are measured by using the Black-Scholes option-pricing model. As of December 31, 2014, the assumptions used to measure the fair value of the liability of the freestanding warrants included an exercise price of $1.00 per share, a purchase price of $1.00, maturity dates ranging from December 2018 through March 2020, and a volatility of approximately 20%. As of December 31, 2013, the assumptions used to measure fair value of the liability embedded in our debenture included a conversion price of $1.50, and our freestanding debenture warrants included a warrant exercise price of $1.65 per share, a common share price of $1.10, December 2018 maturity, and a volatility of approximately 21%.

IVEDA SOLUTIONS, INC.

Notes to Consolidated Financial Statements

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31,

	2014	2013
Derivative liability
Level I Quoted Prices	$-	$-
Level II Observable Inputs	-	-
Level III Unobservable Inputs	112,009	39,804

Total	$112,009	$39,804

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability as of December 31,

	2014	2013

Beginning Balance	$39,804	$-
Issued	172,803	39,563
(Gains) losses during the period	(100,598)	241
Settlements	-	-

Ending Balance	$112,009	$39,804

NOTE 6	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2014	2013

Loan from Chailease Finance Co., Ltd. with an interest rate at 5% per annum, due on May 30, 2015	$34,610	$135,208

Loan from Taipei Fubon Bank with an interest rate at .5% per annum, due on November 26, 2014		62,942

Other Loan	-	2,638

Convertible debenture	-	350,000
	$34,610	$550,788
Less: Current portion	(34,610)	(164,156)
Less: Debt discount		(22,262)

	$-	$364,370

The future principal payments under the bank loans are as follow:

For the year ended December 31,
2015	$34,610
Total	$34,610

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

NOTE 7            OPERATING LEASES

We lease our office facilities under a non-cancelable operating lease expiring October 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $113,957 and $106,362 for the years ended December 31, 2014 and 2013, respectively. We also had two non-cancellable data center service agreements for approximately $7,298 and $2,575 per month, which expired in September 2014 and were not renewed. We have a third non-cancellable data center service agreement for approximately $5,826 per month, which expires in March 2015. We have a fourth non-cancellable data center service agreement for approximately $10,038 per month, which expires in September 2017. Data center services expense was $195,552 and $192,181 for the years ended December 31, 2014 and 2013, respectively, and is included as a component of cost of revenue in the Statement of Operations.

In June and July of 2014, MEGAsys renewed the leases for its principal executive offices in Taiwan, comprised of two suites totaling approximately 4,838 square feet. MEGAsys pays approximately $2,541 per month in total under the terms of the two leases, which expire on June 30, 2015 and September 14, 2015.

Future minimum lease payments under these leases are as follows:

2015	$255,140
2016	220,854
2017	90,338
Balance at end of period	$566,332

NOTE 8	PREFERRED STOCK

We are currently authorized to issue up to 100,000,000 shares of preferred stock, par value $0.00001 per share, 10,000,000 shares of which are designated as Series A Preferred Stock and 500 shares of which are designated as Series B Preferred Stock. Our Articles of Incorporation authorize the issuance of shares of preferred stock with designations, rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the stockholders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company.

Series A Preferred Stock

We are authorized to issue up to 10,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock accrues cumulative dividends at a rate of 9.5% per annum of the original issue price of $1.00 per share. Accrued but unpaid dividends are payable by us, either in cash or in shares of our common stock, upon the occurrence of a Liquidation Event (as defined in our Articles of Incorporation) or upon conversion of the shares into shares of our common stock. In addition, in the event of any liquidation, dissolution, or winding up of our company, the holders of Series A Preferred Stock are entitled to receive distributions of any of the assets of our company prior and in preference to the holders of our common stock, but after distribution of any assets of our company to the holders of our Series B Preferred Stock in an amount equal to the Series B Preferred Stock’s original issue price plus any accrued but unpaid dividends.

Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into shares of our common stock equal to the original issue price divided by an initial conversion price of $1.00 per share of Series A Preferred Stock, subject to certain adjustments. On June 30, 2017, all shares of Series A Preferred Stock not already converted will automatically convert into shares of our common stock at the then-applicable conversion price.

The holders of Series A Preferred Stock have the same voting rights as, and vote as a single class with, the holders of our common stock. Each holder of our Series A Preferred Stock is entitled to the number of votes equal to the number of shares of our common stock into which such shares of Series A Preferred Stock may be converted. In addition, in the event we sell, grant, or issue any Common Stock Equivalent (as defined in our Articles of Incorporation) at a price per share that is lower than the then-applicable conversion price for the Series A Preferred Stock, the conversion price for the Series A Preferred Stock will be adjusted to account for the dilutive issuance. If we effectuate a stock split or subdivision of our common stock or our Board of Directors declares a dividend payable in our common stock, the conversion price for the Series A Preferred Stock will be appropriately decreased to protect the Series A Preferred Stock holders from any dilutive effect of the stock split, subdivision, or stock dividend. Similarly, if the number of shares of our common stock outstanding decreases due to a reverse stock split or other combination of the outstanding shares of our common stock, then the applicable conversion price of the Series A Preferred Stock will increase in order to proportionately decrease the number of shares issuable upon conversion. Holders of our Series A Preferred Stock have no sinking fund or redemption rights.

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

We and the 2013 Investors entered into the Debenture and Warrant Amendment, effective December 1, 2014, to amend the terms of the 2013 Debentures and the 2013 Warrants to purchase our common stock issued in connection with the 2013 Debenture Private Placement. In addition, as inducement to enter into the Debenture and Warrant Amendment, we issued to the 2013 Investors Inducement Warrants to purchase an aggregate of 218,165 shares of our common stock. As a result of the Debenture and Warrant Amendment Agreement, on December 9, 2014, the 2013 Debentures were cancelled and the entire outstanding principal amount of the 2013 Debentures was converted into 3,600,000 shares of a newly issued Series A Preferred Stock.

The Inducement Warrants were immediately exercisable at a price of $1.00 per share and will expire five years after original purchase date of the convertible debentures. The warrants had a fair value of $41,809 on the date of conversion, each warrant having a value of between $.18 and $.20 per share. The fair value was determined using the Black-Scholes model using a stock price of $1.00, a volatility factor between 20.1% and 20.4%, a risk-free interest rate between 1.06% and 1.52%, and a contractual life between three and five years. These warrants have the same anti-dilution and piggy-back registration rights as the original warrants purchased with the convertible debentures.

Series B Preferred Stock

We are authorized to issue up to 500 shares of Series B Preferred Stock. Each share of Series B Preferred Stock accrues dividends at a rate of 9.5% per annum of the original issue price of $10,000 per share. Dividends on the Series B Preferred Stock accrue daily and compound annually. All accrued but unpaid dividends on the Series B Preferred Stock must be paid, declared, or set aside prior to the declaration of any dividend on any class of stock that is junior in preference to the Series B Preferred Stock. Dividends on the Series B Preferred Stock are paid quarterly, beginning on July 1, 2015 in either cash or shares of our common stock. In addition, all accrued but unpaid dividends are payable by us, either in cash or in shares of our common stock, upon the occurrence of a Liquidation Event (as defined in our Articles of Incorporation) or upon the conversion of the shares into shares of our common stock.

In the event of any liquidation, dissolution, or winding up of our company, the holders of Series B Preferred Stock are entitled to receive distributions of any of the assets of our company equal to 100% of the original issue price plus all accrued but unpaid dividends prior and in preference to the holders of Series A Preferred Stock and holders of our common stock. We also have the option to redeem all, but not less than all, of the Series B Preferred Stock, provided that certain conditions have been met. Should we choose to redeem the shares of our Series B Preferred Stock outstanding, we are required to pay the original purchase price plus all accrued but unpaid dividends. Each share of Series B Preferred Stock is convertible at the option of the holder, at any time, into shares of our common stock equal to the original issue price divided by an initial conversion price of $0.75 per share of Series B Preferred Stock, subject to certain adjustments. On December 31, 2017, all shares of our Series B Preferred Stock not already converted will automatically convert into shares of our common stock at the then-applicable conversion price.

The holders of Series B Preferred Stock have no voting rights, except as are expressly provided in our Articles of Incorporation or required by law. Without the approval of at least a majority of the outstanding Series B Preferred Stock, we may not authorize or issue (i) any additional or other shares of capital stock that are of senior rank to the shares of Series B Preferred Stock in respect of the preferences as to dividends, distributions, or payments upon the liquidation, dissolution, and winding up of our company, (ii) any additional or other shares of capital stock that are of equal rank to the shares of Series B Preferred Stock in respect of the preferences as to dividends, distributions, or payments upon the liquidation, dissolution, and winding up of our company, or (iii) any capital stock junior in preference to the Series B Preferred Stock having a maturity date that is prior to the maturity date of the Series B Preferred Stock. Furthermore, if we consummate a Fundamental Transaction (as defined in our Articles of Incorporation) while shares of our Series B Preferred Stock are outstanding, then the holders of those outstanding shares have the right to receive, upon conversion of the Series B Preferred Stock, the same amount and kind of securities, cash, or property as they would have received if they would have been holders of the number of shares of common stock issuable upon conversion in full of all shares of our Series B Preferred Stock immediately prior to the Fundamental Transaction.

In addition, in the event we sell, grant, or issue any Common Stock Equivalent (as defined in our Articles of Incorporation) at a price per share that is lower than the then-applicable conversion price for the Series B Preferred Stock (the “Effective Price”), the conversion price for the Series B Preferred Stock will be adjusted to the Effective Price.

If we effectuate a stock split or subdivision of our common stock or our Board of Directors declares a dividend payable in our common stock, the conversion price for the Series B Preferred Stock will be appropriately decreased to protect the Series B Preferred Stock holders from any dilutive effect of the stock split, subdivision, or stock dividend. Similarly, if the number of shares of our common stock outstanding decreases due to a reverse stock split or other combination of the outstanding shares of our common stock, then the applicable conversion price of the Series B Preferred Stock will increase in order to proportionately decrease the number of shares issuable upon conversion. Holders of our Series B Preferred Stock have no sinking fund rights.

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

NOTE 9	EQUITY

Common Stock

We are authorized to issue up to 100,000,000 shares of common stock, par value $0.00001 per share. All outstanding shares of our common stock are of the same class and have equal rights and attributes. The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of our company. Our common stock does not have cumulative voting rights. Persons who hold a majority of the outstanding shares of our common stock entitled to vote on the election of directors can elect all of the directors who are eligible for election. Holders of our common stock are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors. In the event of liquidation, dissolution, or winding up of our company, subject to the preferential liquidation rights of any series of preferred stock that we may from time to time designate, the holders of our common stock are entitled to share ratably in all of our assets remaining after payment of all liabilities and preferential liquidation rights. Holders of our common stock have no conversion, exchange, sinking fund, redemption, or appraisal rights (other than such as may be determined by the Board of Directors in its sole discretion) and have no preemptive rights to subscribe for any of our securities.

In 2013, we completed a private offering with a group of accredited investors pursuant to which we issued an aggregate of 5,093,799 shares of our common stock at $1.00 per share at an aggregate amount of $5,093,799 and 657,273 at $1.10 per share for an aggregate amount of $723,000 (the “2013 Private Placement”). The mix of investors includes 51 individuals, 12 trusts, and 24 corporations. In connection with the 2013 Private Placement, we also issued warrants to purchase a total of 521,350 shares of our common stock to Source Capital, Inc., our placement agent as compensation for its services (the “2013 Placement Warrants”). The 2013 Placement Warrants are exercisable for a period of four years at an exercise price of $1.10 per share of our common stock. If exercised, the 2013 Placement Warrants will provide us with gross proceeds of approximately $573,485.

During 2014, we issued 586,345 shares of common stock upon the exercise of certain options and warrants to purchase common stock.

Notes Receivable from Stockholder

In June 2014, an advisor/stockholder of our company exercised warrants to purchase 200,000 and 300,000 shares of common stock, granted at an exercise price of $1.02 and $1.00 per share, respectively, in exchange for 5% promissory notes totaling $504,000 due at the extended maturity date of June 30, 2017.

NOTE 10	STOCK OPTION PLAN AND WARRANTS

Stock Options

On October 15, 2009, we adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate number of 1,500,000 shares of common stock issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 Option plans under Iveda Corporation after the merger with Charmed Homes. As of December 31, 2014, options to purchase 877,694 shares of our common stock were outstanding under the 2009 Option Plan.

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 13,000,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333-164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). As of December 31, 2014, options to purchase 5,075,533 shares of our common stock were outstanding under the 2010 Option Plan.

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal  Revenue Code of 1986,  as amended (the “Code”), or as options not qualified  under Section 422 of the Code. All options are issued with an exercise price at or above the fair market value of the common stock on the date of the grant as determined by our Board of Directors. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive Stock Option awards of unrestricted stock are not designed to be deductible to us under Section 162(m). Under the plans, stock options will terminate on the tenth anniversary date of the grant or earlier if provided in the grant.

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2014, we had unrecognized stock-based compensation of $178,471 with a weighted-average term of approximately three years.

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Stock option transactions during 2014 and 2013 were as follows:

	2014		2013

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at Beginning of Year	5,693,322	$1.07	5,038,512	$0.91
Granted	1,322,000	1.22	1,169,500	1.74
Exercised	(56,345)	0.10	(252,190)	0.97
Forfeited or Canceled	(1,005,750)	1.55	(262,500)	1.08
Outstanding at End of Year	5,953,227	1.03	5,693,322	1.07

Options Exercisable at Year-End	5,577,185	1.10	4,449,986	1.37

Weighted-Average Fair Value of Options Granted During the Year	$0.25		$0.37

Information with respect to stock options outstanding and exercisable at December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exericse	at December	Contractual	Exercise	at December	Exercise
Prices	31, 2014	Life	Price	31, 2014	Price
$0.10 - $1.75	5,953,227	7	$1.03	5,577,185	$1.10

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2014	2013
Expected Life	6.25 yrs	5 yrs
Dividend Yield	0%	0%
Expected Volatility	18%	25%
Risk-Free Interest Rate	2.26%	1.36%

Expected volatility for 2014 and 2013 was estimated by using the Dow Jones U.S. Industry Indices sector classification methodology for industries similar to that in which we operate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on the actual expiration date of the grant.

Warrants

We have also periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants.

As of December 31, 2014, warrants to purchase 3,749,550 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Warrants may be exercised between a range of two to ten years following the date of the grant, with vesting schedules determined by us upon issue. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Stock warrant transaction for 2014 and 2013 were as follows:

Warrant transactions during 2014 and 2013 were as follows:

	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	3,883,641	$1.00	2,797,219	$1.33
Granted	674,909	1.36	1,086,422	1.24
Exercised	(530,000)	0.96	-	-
Forfeited or Canceled	(279,000)	1.08	-	-
Outstanding at End of Year	3,749,550	0.97	3,883,641	1.00

Options Exercisable at Year-End	3,749,550		3,883,641	1.00

Weighted-Average Fair Value of Warrants Granted During the Year	$0.15		$0.33

Information with respect to warrants outstanding and exercisable at December 31, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exericse	at December	Contractual	Exercise	at December	Exercise
Prices	31, 2014	Life	Price	31, 2014	Price
$0.10 - $1.65	3,749,550	2.8 Years	$0.97	3,749,550	$0.97

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2014	2013
Expected Life	2.8	3.8
Dividend Yield	0%	0%
Expected Volatility	19%	21%
Risk-Free Interest Rate	1.40%	1.25%

Expected volatility was estimated by using the Dow Jones U.S. Industry Indices sector classification methodology for industries similar to ours. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of warrants is based on the average of three public companies offering services similar to ours.

NOTE 11	INCOME TAXES

U.S. Federal Corporate Income Tax

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2014	2013
Tax Operating Loss Carryforward - USA	$8,877,000	$6,830,000
Other	31,700	(61,300)
Valuation Allowance - USA	(8,908,700)	(6,768,700)
	$-	$-

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

The valuation allowance increased approximately $2.1 million, primarily as a result of the increased net operating losses of our U.S.-based segment.

As of December 31, 2014, we had federal net operating loss carryforwards for income tax purposes of approximately $22.0 million which will begin to expire in 2025. We also had Arizona and California net operating loss carryforwards for income tax purposes of approximately $16.4 million and $2.0 million, respectively, which began to expire in 2014. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration

2014	$5,230,000	2034
2013	5,600,000	2033
2012	2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025

The tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes due to the effect of state income taxes and because certain expenses are deducted for financial reporting that are not deductible for tax purposes.

	2014	2013

Tax Benefit of 34%	$(1,903,000)	$(2,300,000)
Increase (Decrease) in Income Taxes Resulting from:

State Income Tax Benefit, Net of Federal Tax	(250,000)	(245,631)
Nondeductible Expenses	365,709	1,126,943
Valuation Allowance	1,787,291	1,418,688

Total	$-	$-

Taiwan (Republic of China) Corporate Tax

MEGAsys, our Taiwan-based segment is organized as a Taiwan profit-seeking enterprise. Its applicable corporate income tax rate is 17%. In addition, Taiwan’s corporate tax system allows the government to levy a 10% profit retention tax on undistributed earnings for the prior year. This tax will not be provided if the company distributed the earnings before the ended of the fiscal year.

According to the Taiwan corporate income tax (“TCIT”) reporting system, the TCIT sales cut-off base is concurrent with the business tax classified as value-added type (“VAT”) which will be reported to the Ministry of Finance (“MOF”) on a bi-monthly basis. Since the VAT and TCIT are accounted for on a VAT tax basis that recorded all sales on business tax on a VAT tax reporting system, we are bound to report the TCIT according to the MOF-prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off did not take the accrual basis but rather on a VAT taxable reporting basis. Therefore, when we adopted U.S. GAAP on accrual basis, the sales cut-off TCIT timing difference which derived from the VAT reporting system created a temporary sales cut-off timing difference and this difference is reflected in the deferred tax assets or liabilities calculations on the income tax estimation reported in the Form 10-K.

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and VAT tax reporting system and operating loss carry forwards that create deferred tax assets and liabilities are as follows:

December 31, 2014
US Dollar
Tax Operating Income - Taiwan	$173,370
Temporary Difference:
VAT reporting system - Sales cut-off	25,244
VAT reporting system - Cost & expenses cut-off	(286,523)
Provision of Bad Debt	-
Research & Development	43,894
Permanent Difference:
Other	3,662

Adjusted Net Loss Before Tax - Taiwan	$(40,353)

Income tax expense (benefits) for the years ended December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Current:
Provision for Federal Income Tax 34%	$-	$-
Provision for TCIT (17%)
Provision for Undistributed Earnings Tax (10%)
Increase (Decrease) in Income Taxes Resulting from:
Pre-acquisition TCIT
Temporary Difference	(38,322)	1,580

Income Tax Expenses (Benefit)	$(38,322)	$1,580

RECONCILIATION OF DEFERRED TAX ASSET/(LIABILITIES)

Deferred Tax Assets	2014
Balance at Beginning of Year	$160,198
Temporary Difference	38,322
Foreign currency difference	(47,163)
Balance at End of Year	$151,357

NOTE 12	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2014 and 2013 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2014 and 2013. Total common stock equivalents that could be convertible into common stock were 13,706,369 and 9,860,296 for 2014 and 2013, respectively.

IVEDA SOLUTIONS, INC.
Notes to Consolidated Financial Statements

	2014	2013

Basic EPS
Net Loss	$(5,657,173)	$(6,801,714)
Weighted Average Shares	27,054,450	24,735,921

Basic Loss Per Share	$(0.21)	$(0.27)

NOTE 13	CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with New Taipei City, TECO Electric and Machinery Co., Ltd, and the Taiwan Stock Exchange Information Center, MEGAsys is required to provide after-project services. If MEGAsys fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to MEGAsys in the event of failure to provide after-project services in the future as of December 31, 2014 is $1.5 million.

NOTE 14	SUBSEQUENT EVENTS (UNAUDITED)

On January 23, 2015, we completed an initial closing under the Purchase Agreement in which we sold 265 shares of our Series B Preferred Stock, together with Tranche A Warrants to acquire 1,266,665 shares of our common stock at an initial exercise price of $1.00 per share and the Tranche B Warrants to acquire 1,266,665 shares of our common stock at an initial exercise price of $1.10 per share. The Tranche A Warrants have an 18 month term and the Tranche B Warrants have a five year term, , for an aggregate value of $2.7 million. On February 20, 2015, we entered into an Amendment to the Purchase Agreement with a majority of the Investors (as required by the Purchase Agreement) to allow us to (i) issue and sell additional shares of our Series B Preferred Stock until March 13, 2015 and (ii) amend the Purchase Agreement without the consent of the Investors to add additional purchasers. As of March 13, 2015, we have sold 312.5 shares of our Series B Preferred Stock for a total investment of $3,125,000. Proceeds from the Private Placement will be used for working capital, inventory purchases, and general corporate purposes.

In January 2015, we signed a Collaboration Partnership Agreement with Wolfcom, a California-based body camera manufacturer. The terms of the agreement provide that we will integrate Sentir into Wolfcom’s body cameras, which will enable Wolfcom to offer cloud-enabled body cameras to its law enforcement and military customers as well as to private investigators and consumers.

On February 18, 2015, we received a purchase order from Filcomserve for approximately $1.3 million for 10,000 of our Zee cameras. The cameras will be shipped to their customer, PLDT. We will also recognize an additional perpetual monthly licensing fee for each camera activated on the Sentir platform.

We have evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose.

