Form 10-Q
period 2015-03-31
Iveda Solutions, Inc.
filed 2015-05-15
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2015, there were outstanding 27,318,357 shares of the registrant’s common stock, $0.00001 par value.

PART 1 – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,573,958	$87,900
Restricted Cash	888,385	979,095
Accounts Receivable, Net	573,715	358,804
Inventory, Net	469,150	387,918
Other Current Assets	694,355	647,659
Total Current Assets	4,199,563	2,461,376

PROPERTY AND EQUIPMENT, NET	445,235	532,512

Intangible Assets, Net	121,666	126,666
Other Assets	188,837	364,320
Total Other Assets	310,503	490,986

Total Assets	$4,955,301	$3,484,874

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and Other Payables	$1,959,738	$2,166,246
Due to Related Parties	430,000	575,000
Short Term Debt	1,113,768	1,080,500
Derivative Liability	75,077	112,009
Current Portion of Long-Term Debt	14,151	34,610
Total Current Liabilities	3,592,734	3,968,365

LONG-TERM DIVIDENDS PAYABLE	367,986	272,901

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized, 4,003,592 shares issued and outstanding as of March 31, 2015 and December 31, 2014	40	40
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 312.5 and -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,308,357 shares issued and outstanding as of March 31, 2015 and December 31, 2014	273	273
Additional Paid-In Capital	29,850,591	27,261,762
Accumulated Comprehensive Loss	(34,084)	(35,615)
Less Notes Receivable from Stockholder	(492,194)	(492,194)
Accumulated Deficit	(28,330,045)	(27,490,658)
Total Stockholders' Equity (Deficit)	994,581	(756,392)

Total Liabilities and Stockholders' Equity	$4,955,301	$3,484,874

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(unaudited)	(unaudited)
REVENUE
Equipment Sales	$414,523	$210,311
Service Revenue	98,339	158,801
Other Revenue	12,959	5,752

Total Revenue	525,821	374,864

COST OF REVENUE	358,695	210,534

GROSS PROFIT	167,126	164,330

OPERATING EXPENS ES	1,015,940	1,527,731

LOSS FROM OPERATIONS	(848,814)	(1,363,401)

OTHER INCOME (EXPENS E)
Foreign Currency Transaction Gains	4,443	2,234
Gain on Derivatives	36,932	11,600
Interest Income	6,083	3
Interest Expense	(38,031)	(56,004)
Total Other Income (Expense)	9,427	(42,167)

LOSS BEFORE INCOME TAXES	(839,387)	(1,405,568)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(839,387)	$(1,405,568)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)

WEIGHTED AVERAGE S HARES	27,308,357	26,742,623

See accompanying Notes to Condensed Consolidated Financial Statements

4

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Net Loss	$(839,387)	$(1,405,568)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	1,531	(1,801)
Comprehensive Loss	$(837,856)	$(1,407,369)

See accompanying Notes to Condensed Consolidated Financial Statements

 IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(839,387)	$(1,405,568)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	57,125	54,324
Amortization of Debt Discount	-	(880)
Amortization of Deferred Financing Costs	-	19,236
(Gain) on Derivatives	(36,932)	(11,600)
Stock Option Compensation	62,000	96,000
Bad Debt Expense	3,085	-
Inventory Valuation Allowance	1,000	-
Common Stock Warrants Issued for Interest	7,327	-
(Increase) Decrease in Operating Assets and Liabilities
Accounts Receivable	(210,479)	(38,284)
Inventory	(79,604)	(66,051)
Other Current Assets	(34,018)	(135,472)
Other Assets	14,005	-
Accounts and Other Payables	(231,689)	(23,641)
Net Cash Used in Operating Activities	(1,287,567)	(1,511,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(2,872)	(137,129)
Net Cash (Used in) Investing Activities	(2,872)	(137,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	105,255	42,417
Proceeds from (Payments on) Short-Term Notes Payable/Debt	16,760	2,118,141
Proceeds from Exercise of Stock Options	-	5,635
Proceeds from (Payments to) Due to Related Parties	(145,000)	(70,114)
Proceeds from Long-Term Debt, Net of Payments	(20,812)	(22,605)
Deferred Finance Costs, Net	-	(64,074)
Series B Preferred Stock Issued, Net of Cost of Capital	2,818,981	-
Net Cash Provided by Financing Activities	2,775,184	2,009,400

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,313	(5,230)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,486,058	355,105

Cash and Cash Equivalents- Beginning of Period	87,900	559,729

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,573,958	$914,834

See accompanying Notes to Condensed Consolidated Financial Statements

 IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$37,023	$32,105

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on Convertible Debt	$-	$51,503
Establishment of Derivative Liability	$-	$55,672
Warrants Issued for Interest Expense	$7,327	$-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The operating results and cash flows for the three-month period ended March 31, 2015, are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2015 or for future periods.

The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in our opinion, necessary for a fair statement of the financial position and the results of operations for the interim periods. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, contingencies, and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from our estimates and assumptions. The statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (dba MEGAsys), a company based in Taiwan. We consolidate our financial statements with the financial statements of MEGAsys. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our Audit Report on the Consolidated Financial Statements for the year ended December 31, 2014 contained a going concern qualification. Since inception, we have generated an accumulated deficit from operations of approximately $28.3 million at March 31, 2015 and have used approximately $1.3 million in cash to fund operations through the three months ended March 31, 2015. As a result, a significant risk exists regarding our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We adopted a multi-step plan to enable us to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

•	We developed Sentir®, our cloud-based video management platform, and began executing on our strategy to license its use as a Video Surveillance as a Service (“VSaaS”) offering to partners such as telecommunications companies, Internet Service Providers (“ISPs”), data centers, and cable companies in order to gain access to their existing subscriber bases. Sentir was officially launched in April 2014.

•	We introduced the ZEE® line of cloud, plug-and-play cameras. The camera line includes three wireless indoor cameras, one of which is a pan/tilt (“P/T”) camera and one outdoor camera. We utilize contract manufacturers for our cloud cameras and other cloud-enabled devices. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

•	We developed, with the Industrial Technology Research Institute (“ITRI”), IvedaMobile® – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

•	We are actively collaborating with certain telecommunications companies in other countries to resell our products and services in their respective countries. In February 2015, we received a follow-on order to the initial order in 2014 from Filcomserve for delivery of 10,000 Zee cameras to the Philippine Long Distance Telephone Company (“PLDT”) at a total price of $1.3 million.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	In December 2014, we entered into an agreement (the “Debenture and Warrant Amendment”) with the holders of certain debentures (the “2013 Debentures”) and certain warrants (the “2013 Warrants”), pursuant to which the holders agreed to cancel the 2013 Debentures and convert them into an aggregate of 3,600,000 shares of our newly issued Series A Preferred Stock. As inducement to enter into the Debenture and Warrant Amendment, we issued to the holders additional warrants to purchase shares of our common stock (the “Inducement Warrants”).

•	As of the final closing of the private placement on March 13, 2015, we had raised approximately $3.1 million through the sale of Series B Preferred Stock.

•	We launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

•	We reduced our U.S.-based segment operating costs by eliminating our direct project-based sales channel and all costs related to project-based sales and operations to focus our activities and resources on licensing Sentir.

•	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. Mr. Brilon has strong ties with the investment community and has extensive experience with strategic growth planning and domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, Mr. Brilon was appointed as our President.

Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

Substantially all cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (“Central Deposit Insurance Corporation”) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Accounts receivable are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. U.S.-based segment revenue from one customer represented approximately 37% of total revenue for the three months ended March 31, 2015, and three customers represented approximately 89% of the total U.S.-based segment accounts receivable at March 31, 2015. Taiwan-based segment revenue from one customer represented approximately 76% of total revenue for the three months ended March 31, 2015, and four customers represented approximately 81% of total Taiwan-based segment accounts receivable at March 31, 2015.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives of six months to ten years. Other intangible assets are fully amortized at March 31, 2015. Future amortization of trademarks is as follows:

2015	$15,000
2016	20,000
2017	20,000
2018	20,000
Thereafter	46,666
Total	$121,666

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2015 and December 31, 2014. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at the reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Our derivative liability relates to the 2013 warrants issued in connection with the 2013 Debentures (subsequently converted to Series A Preferred Stock on December 9, 2014). These warrants contain a ratchet provision which allows the exercise price to adjust downward based on certain events.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	March 31, 2015
	Net Revenue	Net Assets (Liabilities)
United States	$99,321	$1,358,695
Republic of China (Taiwan) MEGAsys	$426,500	$(364,114)

Furthermore, due to operations in various geographic locations, we are susceptible to changes in national, regional, and local economic conditions, demographic trends, consumer confidence in the economy, and discretionary spending priorities that may have a material adverse effect on our future operations and results.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months	Three Months	Condensed
	Ended March 31, 2015	Ended March 31, 2015	Consolidated
	Iveda Solutions, Inc.	MEGAsys	Total

Revenue	$99,321	$426,500	$525,821
Cost of Revenue	100,481	258,214	358,695
Gross Profit	(1,160)	168,286	167,126
Depreciation and Amortization	53,064	4,061	57,125
General and Administrative	840,959	117,856	958,815
Loss from Operations	(895,183)	46,369	(848,814)
Foreign Currency Gain	4,255	188	4,443
Gain on Derivatives	36,932	-	36,932
Interest Income	6,069	14	6,083
Interest Expense	(29,694)	(8,337)	(38,031)
Loss on Debt Conversion	-	-	-
Loss Before Income Taxes	(877,621)	38,234	(839,387)
(Provision) for Income Taxes	-	-	-
Net Loss	$(877,621)	$38,234	$(839,387)

Revenue as shown below represents sales to external customers for each segment. Intercompany revenue has been eliminated and is immaterial.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories and property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended
	March 31,
	2015	2014
Revenue
United States	$99,321	$203,309
Republic of China (Taiwan)	426,500	171,554
	$525,821	$374,863

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2015	2014
Operating Earnings (Loss)
United States	$(895,183)	$(1,311,338)
Republic of China (Taiwan)	46,369	(52,063)
	$(848,814)	$(1,363,401)

	Three Months Ended
	March 31,
	2015	2014
Property and Equipment, Net
United States	$430,691	$520,178
Republic of China (Taiwan)	14,544	38,153
	$445,235	$558,331

	Three Months Ended
	March 31,
	2015	2014
Additions to Long-Lived Assets
United States	$(2,484)	$129,087
Republic of China (Taiwan)	(388)	8,042
	$(2,872)	$137,129

	Three Months Ended
	March 31,
	2015	2014
Inventory, Net
United States	$267,528	$166,679
Republic of China (Taiwan)	201,622	227,748
	$469,150	$394,427

	Three Months Ended
	March 31,
	2015	2014
Total Assets
United States	$2,345,092	$1,728,682
Republic of China (Taiwan)	2,610,209	2,552,631
	$4,955,301	$4,281,313

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain amounts in 2014 may have been reclassified to conform to the 2015 presentation.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

NOTE 2	SHORT-TERM DEBT

The short term debt balances were as follows:
	March 31, 2015	December 31, 2014

Loan from Shanghai Bank at 3.24% interest rate per annum. Due at June 2015.	$473,768	$325,500

Loan from Hua Nan Bank at 3.26% interest rate per annum. Due June - August 2015.	320,000	315,000

Loan from SinoPac Bank at 3.26% interest rate per annum. Due June - July, 2015.	320,000	315,000

KTV Holding, LLC at 9.5% interest rate per annum. Paid January 26, 2015.	-	75,000

A&A Property Investments, Inc. at 9.5% interest rate per annum. Paid January 26, 2015.	-	50,000

Balance at end of period	$1,113,768	$1,080,500

NOTE 3	EQUITY

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into shares of our common stock equal to the original issue price divided by an adjusted conversion price of $0.97 per share of Series A Preferred Stock, subject to certain adjustments. On June 30, 2017, all shares of Series A Preferred Stock not already converted will automatically convert into shares of our common stock at the then-applicable conversion price.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Notes Receivable from Stockholder

In June 2014, an advisor/stockholder of our company exercised warrants to purchase 200,000 and 300,000 shares of common stock, granted at an exercise price of $1.02 and $1.00 per share, respectively, in exchange for 5% promissory notes totaling $504,000 due at the extended maturity date of June 30, 2017. Early payments have been received and $11,806 has been applied to the principal.

NOTE 4	STOCK OPTIONS AND WARRANTS

Stock Options

We have granted non-qualified stock options to employees and contractors as equity compensation, and to debenture holders for the extension of debenture maturity dates. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods.

Stock option transactions during the three months ended March 31, 2015 were as follows:

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2015
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	5,953,227	$1.03
Granted	271,000	0.77
Exercised	-	-
Forfeited or Canceled	(117,833)	1.09
Outstanding at End of Period	6,106,394	0.98

Options Exercisable at End of Period	6,032,519	$0.99

Weighted-Average Fair Value of Options Granted During the Period	$0.16

Information with respect to stock options outstanding and exercisable as of March 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exericse Prices	Number Outstanding at March 31, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2015	Weighted- Average Exercise Price
$0.10 - $1.75	6,106,394	7	$0.98	6,032,519	$0.99

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2015
Expected Life	6.25 yrs
Dividend Yield	0%
Expected Volatility	18.38%
Risk-Free Interest Rate	1.96%

Expected volatility for 2015 and 2014 was estimated by using the Dow Jones U.S. Industry Indices sector classification methodology for industries similar to that in which we operate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on the actual expiration date of the grant.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

We have periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants. We have also issued warrants as incentive in connection with the purchase of debt and equity securities.

As of March 31, 2015, warrants to purchase 7,946,212 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Warrants may be exercised between a range of two to ten years following the date of the grant, with vesting schedules determined by us upon issue. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

Stock warrant transactions during the three months ended March 31, 2015 were as follows:

Outstanding at December 31, 2014	3,749,550
Granted	4,369,162
Exercised	-
Forfeited or Canceled	(172,500)
Warrants Redeemable at March 31, 2015	7,946,212

NOTE 5	RELATED PARTY TRANSACTIONS

On December 30, 2014, we entered into a debenture agreement with Mr. Joe Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum. We paid the principal and accrued interest on the Farnsworth Debenture in full on January 26, 2015.

On December 9, 2014, we entered into a debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum with interest and principal payable on January 5, 2015. Mr. Gillen also received a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. We paid the principal and accrued interest on the Gillen Debenture in full on February 4, 2015.

On October 14, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, for $35,000, at 9.5% interest per annum. We paid the principal and accrued interest on the Farnsworth Debenture in full on February 4, 2015.

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo, a member of the Board of Directors, for $30,000, through his wife, Li-Min Hsu, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock with an exercise price of $0.77 per share.

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo’s wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 10,000 shares of our common stock with an exercise price of $0.77 per share.

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, a member of our Board of Directors, for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock with an exercise price of $0.77 per share.

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Gillen, a member of our Board of Directors, for $100,000, under his company Squirrel-Away. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. The debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015 we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2014 and 2013 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2015 and 2014. Total common stock equivalents that could be convertible into common stock were 13,706,369 and 10,879,308 for 2015 and 2014, respectively.

	Three Months	Three Months
	Ending	Ending
	March 31, 2015	March 31, 2014

Basic EPS
Net Loss	$(839,387)	$(1,405,768)
Weighted Average Shares	27,308,357	26,742,623

Basic Loss Per Share	$(0.03)	$(0.05)

NOTE 7	SUBSEQUENT EVENTS

We have evaluated subsequent events from the balance sheet date through the date the condensed consolidated financial statements were issued and determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Quarterly Report Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q or discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2014. Such policies are unchanged.

Overview

We developed Sentir, a Software as a Service (“SaaS”) video surveillance management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, Internet service providers (“ISPs”), data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

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

In June and August 2014, in collaboration with Filcomserve, our exclusive distributor in the Philippines, we shipped our ZEE cloud plug-and-play cameras for delivery to the Philippine Long Distance Telephone Company (“PLDT”) for distribution to its customers with a cloud video surveillance service offering, utilizing our Sentir platform. In February 2015, we received from Filcomserve a follow-on order to deliver 10,000 of our ZEE cloud plug-and-play cameras. The cameras will be delivered to PLDT, Filcomserve’s largest customer. In addition to the $1.3 million of revenue to be generated by the February 2015 purchase order of our ZEE cameras, we will receive a monthly licensing fee for each camera activated on the Sentir platform.

In December 2014, we entered into a Framework Agreement with Vietnam Posts and Telecommunications Group (“VNPT”), the largest telecommunications company in Vietnam, to install Sentir at its data centers and conduct technical testing for mass distribution of our ZEE cameras to its existing customer base.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations

Net Revenue. We recorded net consolidated revenue of $525,821 for the three months ended March 31, 2015, compared to $374,864 for the three months ended March 31, 2014, an increase of $150,957, or 40%. In the three months ended March 31, 2015, our recurring service revenue was $98,339, or 19% of net consolidated revenue, and our equipment sales and installation revenue was $414,523, or 79% of net consolidated revenue, compared to recurring service revenue of $158,801, or 42% of net consolidated revenue, and equipment sales and installation revenue of $210,311, or 56% of net consolidated revenue, for the same period in 2014. Our U.S.-based segment saw a decrease of $103,988 in net consolidated revenue during the three months ended March 31, 2015, while our Taiwan-based segment revenue increased by $251,019 during the same period. The decrease in U.S.-based segment revenue was due to transition from direct project-based sales to our new business model of licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies. The increase in Taiwan-based segment revenue was primarily due to progress on long-term contracts.

Cost of Revenue. Total cost of revenue was $358,695 (68% of revenue, representing a gross margin of 32%) for the three months ended March 31, 2015, compared to $210,534 (56% of revenue; representing a gross margin of 43%) for same period in 2014, an increase of $148,161, or 70%. The increased cost of revenue and decreased gross margin were primarily due to the Taiwan-based segment reporting a recoupment of a previously recognized loss during the period in 2014.

Operating Expenses. Operating expenses were $1.0 million for the three months ended March 31, 2015, compared to $1.5 million for the same period in 2014, a decrease of $511,791, or 34%. The decrease in operating expenses was primarily related to a continued decrease in personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses.

Loss from Operations. As a result of the increase in revenue and the decrease in operating expenses, loss from operations decreased to $848,814 for the three months ended March 31, 2015, compared to $1.4 million for the same period in 2014, a decrease in loss of $514,587, or 38%.

Other Expense-Net. Other expense-net was $9,427 for the three months ended March 31, 2015, compared to ($42,167) for the same period in 2014, a decrease of $51,594, or 122%. The change is primarily due to the increase of gain recorded on derivative liability and interest earned on the Notes Receivable from Stockholder.

Net Loss. Net loss was $839,387 for the three months ended March 31, 2015, compared to $1.4 million for the same period in 2014. The decrease of $566,181, or 40%, was primarily due to a decrease in U.S. operating expenses, including personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses in 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $1.5 million in our U.S.-based segment and $98,630 in our Taiwan-based segment, compared to $26,661 in our U.S.-based segment and $61,239 in our Taiwan-based segment as of December 31, 2014. This increase in our cash and cash equivalents is primarily a result of the Series B Preferred Stock financing. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the quarter ended March 31, 2015 was $1.3 million compared to $1.5 million during the quarter ended March 31, 2014. Cash used in operating activities for the quarter ended March 31, 2015 consisted primarily of the net loss offset by approximately $62,000 in non-cash stock option compensation. Cash used in operating activities for the quarter ended March 31, 2014 consisted primarily of the net loss offset by approximately $96,000 in non-cash stock option compensation.

Net cash used in investing activities for the quarter ended March 31, 2015 was $2,872. Net cash used in investing activities during the quarter ended March 31, 2014 was $137,129.

Net cash provided by financing activities for the quarter ended March 31, 2015 was $2.8 million compared with $2.0 million during the quarter ended March 31, 2014. Net cash provided by financing activities in 2015 consisted primarily of Series B Preferred Stock proceeds, short-term debt proceeds, and related party short-term debt proceeds. Net cash provided by financing activities in 2014 consisted primarily of long-term debt proceeds, short-term debt proceeds, and related party short-term debt proceeds.

We have experienced significant operating losses since our inception. At March 31, 2015, we had approximately $22.0 million in net operating loss carryforwards available for federal income tax purposes. We did not recognize any benefit from the federal net operating loss carryforwards in 2014, which will begin to expire in 2025. We also had approximately $18.0 million in state net operating loss carryforwards, which began to expire in 2014.

We have limited liquidity and have not yet established a stabilized source of revenue sufficient to cover operating costs, based on our current estimated burn rate. Accordingly, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets. During the year ended December 31, 2014, we engaged an investment bank to assist in evaluating potential equity financing opportunities. The investment bank became the exclusive placement agent for the Private Placement. As of March 31, 2015, we had raised an aggregate of $3.1 million through the sale of Series B Preferred Stock. No assurance can be given that we will be successful in future financing and revenue-generating efforts. Even if funding is available, we cannot assure investors that it will be available on terms that are favorable to our existing stockholders. Additional funding may be achieved through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of our existing stockholders. In addition, these newly issued securities may have rights, preferences, or privileges senior to those of our existing stockholders. Accordingly, such a financing transaction could materially and adversely impact the price of our common stock.

Substantially all of our cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (“Central Deposit Insurance Corporation”) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. U.S.-based segment revenue from one customer represented approximately 37% of total revenue for the quarter ended March 31, 2015, and U.S.-based segment accounts receivable from three customers represented approximately 89% of total U.S.-based segment accounts receivable at March 31, 2015. Taiwan-based segment revenue from one customer represented approximately 76% of total revenue for the quarter ended March 31, 2015, and Taiwan-based segment accounts receivable from four customers represented approximately 81% of total Taiwan-based segment accounts receivable at March 31, 2015. No other customers represented greater than 10% of total revenue in 2015 and 2014.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for our ZEE cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment, had 62% of gross accounts receivables aged over 180 days at March 31, 2015, it provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. For our U.S.-based segment, we set up doubtful accounts receivable allowances of $3,085 and $0 for the quarters ended March 31, 2015 and 2014, respectively. For our Taiwan-based segment, we set up doubtful accounts receivable allowances of $347,931 and $459,225 for the quarters ended March 31, 2015 and 2014, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer and we generally do not charge interest on past due receivables.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Identified Material Weakness

As of March 31, 2015, we need to hire additional employees at MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2015.

Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

Segregation of Duties

As of March 31, 2015, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULT ON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of Nevada on January 15, 2015, containing the Designation of Preferences, Rights and Limitations of the Series B Prefrred Stock (Incorporated by reference to the Form 8-K Filed on 1/23/2015)
4.10	Form of Tranche A Warrant (Incorporated by reference to the Form 8-K Filed on 1/28/2015)
4.11	Form of Tranche B Warrant (Incorporated by reference to the Form 8-K Filed on 1/28/2015)
4.12	Registration Rights Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K Filed on 1/28/2015)
10.15	Securities Purchase Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)
31.1	Certificate of Principal Executive Officer Pursuant to Exchange Act Rule 15d-14(a)
31.2	Certificate of Principal Financial Officer Pursuant to Exchange Act Rule 15d-14(a)
32.1	Certificate of Principal Executive Officer Pursuant to Section 1350
32.2	Certificate of Principal Financial Officer Pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.

Date: May 15, 2015	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
President and Chief Financial Officer (Principal Financial and Accounting Officer)

