Form 10-Q
period 2015-06-30
Iveda Solutions, Inc.
filed 2015-08-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2015 there were outstanding 27,451,690 shares of the registrant’s common stock, $0.00001 par value.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$684,554	$87,900
Restricted Cash	539,187	979,095
Accounts Receivable, Net	1,295,150	358,804
Inventory, Net	420,823	387,918
Other Current Assets	567,503	647,659
Total Current Assets	3,507,217	2,461,376

PROPERTY AND EQUIPMENT, NET	365,693	532,512

OTHER ASSETS
Intangible Assets, Net	116,666	126,666
Other Assets	212,444	364,320
Total Other Assets	329,110	490,986

Total Assets	$4,202,020	$3,484,874

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,224,650	$2,166,246
Due to Related Parties	430,000	575,000
Short Term Debt	1,036,713	1,080,500
Derivative Liability	69,418	112,009
Current Portion of Long-Term Debt	-	34,610
Total Current Liabilities	3,760,781	3,968,365

LONG-TERM DIVIDENDS PAYABLE	463,072	272,901

STOCKHOLDERS' EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized, 4,003,592 shares issued and outstanding as of June 30, 2015 and December 31, 2014	40	40
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 302.5 and -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,451,690 and 27,308,357 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	275	273
Additional Paid-In Capital	30,017,724	27,261,762
Accumulated Comprehensive Loss	(33,519)	(35,615)
Less Notes Receivable from Stockholder	(492,194)	(492,194)
Accumulated Deficit	(29,514,159)	(27,490,658)
Total Stockholders' Equity (Deficit)	(21,833)	(756,392)

Total Liabilities and Stockholders' Equity	$4,202,020	$3,484,874

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Equipment Sales	$726,695	$191,705	$1,141,218	$402,016
Service Revenue	46,911	143,837	145,251	302,638
Other Revenue	1,955	15,720	14,915	21,472
TOTAL REVENUE	775,561	351,262	1,301,384	726,126

COST OF REVENUE	634,857	313,867	993,552	524,401

GROSS PROFIT	140,704	37,395	307,832	201,725

OPERATING EXPENSES	967,788	1,531,084	1,983,727	3,058,814

LOSS FROM OPERATIONS	(827,084)	(1,493,689)	(1,675,895)	(2,857,089)

OTHER INCOME (EXPENSE)
Foreign Currency Gain	4,683	8,475	9,126	10,709
Gain on Derivatives and Debt Conversion	5,659	30,401	42,591	42,001
Loss on Disposal of Assets	(29,454)	-	(29,454)	-
Interest Income	7,594	1,874	13,677	1,877
Interest Expense	(28,894)	(119,949)	(66,925)	(175,953)
Total Other Income (Expense)	(40,412)	(79,199)	(30,985)	(121,366)

LOSS BEFORE INCOME TAXES	(867,496)	(1,572,888)	(1,706,880)	(2,978,455)

(PROVISION) FOR INCOME TAXES	(12,853)	(15,879)	(12,853)	(15,879)

NET LOSS	$(880,349)	$(1,588,767)	$(1,719,733)	$(2,994,334)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.06)	$(0.06)	$(0.11)

WEIGHTED AVERAGE SHARES	27,380,701	26,849,456	27,344,729	26,814,103

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(880,349)	$(1,588,767)	$(1,719,733)	$(2,994,334)
Other Comprehensive Loss

Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	565	1,834	2,096	33

Comprehensive Loss	$(879,784)	$(1,586,933)	$(1,717,637)	$(2,994,301)

See accompanying Notes to Condensed Consolidated Financial Statements

 IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,719,733)	$(2,994,334)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	109,302	110,952
Amortization of Debt Discount	-	13,152
Amortization of Deferred Financing Costs	-	41,227
Gain on Derivatives and Debt Conversion	(42,591)	(42,001)
Stock Option Compensation	84,000	195,000
Bad Debt Expense	3,085	3,936
Loss on Disposal of Assets	29,454	-
Inventory Valuation Allowance	1,000	-
Common Stock Warrants Issued for Interest	14,826	-
(Increase) Decrease in Operating Assets and Liabilities
Accounts Receivable	(924,865)	(104,288)
Inventory	(30,715)	(193,606)
Other Current Assets	93,989	9,821
Other Assets	(7,869)	-
Accounts and Other Payables	(46,905)	(271,636)
Net Cash Used in Operating Activities	(2,437,022)	(3,231,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(5,055)	(214,378)
Proceeds from Sale of Equipment	5,353	-
Net Cash Provided by (Used in) Investing Activities	298	(214,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	461,896	169,834
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(68,406)	3,479,750
Proceeds from Exercise of Stock Options	-	8,636
Proceeds from (Payments to) Due to Related Parties	(145,000)	88,000
Proceeds from Long-Term Debt, Net of Payments	(35,270)	(85,694)
Payments on Capital Lease Obligations	-	(1,961)
Payments on Dividends	(2,956)	-
Deferred Finance Costs, Net	-	(98,978)
Series B Preferred Stock Issued, Net of Cost of Capital	2,821,482	-
Net Cash Provided by Financing Activities	3,031,746	3,559,587

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,632	439

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	596,654	113,871

Cash and Cash Equivalents- Beginning of Period	87,900	559,729

CASH AND CASH EQUIVALENTS - END OF PERIOD	$684,554	$673,600

See accompanying Notes to Condensed Consolidated Financial Statements

 IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$37,422	$18,339

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on Convertible Debt	$-	$112,784
Establishment of Derivative Liability	$-	$126,214
Common Stock Issued for Investor Relations	$7,500	$-
Warrants Issued for Interest Expense	$7,327	$-
Warrants Issued as Deferred Finance Costs	$-	$13,430

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The operating results and cash flows for the six-month period ended June 30, 2015 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2015 or for future periods.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our Audit Report on the Consolidated Financial Statements for the year ended December 31, 2014 contained a going concern qualification. Since inception, we have generated an accumulated deficit from operations of approximately $29.5 million at June 30, 2015 and have used approximately $2.4 million in cash to fund operations through the six months ended June 30, 2015. As a result, a significant risk exists regarding our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We adopted a multi-step plan to enable us to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

•	We developed Sentir®, our cloud-based video management platform, and began executing on our strategy to license its use as a Video Surveillance as a Service (“VSaaS”) offering to partners such as telecommunications companies, Internet Service Providers (“ISPs”), data centers, and cable companies in order to gain access to their existing subscriber bases. Sentir was officially launched in April 2014.

•	We introduced the ZEE® line of cloud, plug-and-play cameras. The camera line includes three wireless indoor cameras, one of which is a pan/tilt (“P/T”) camera, and one outdoor camera. We utilize contract manufacturers for our cloud cameras and other cloud-enabled devices. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

•	We developed IvedaMobile® – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	We are actively collaborating with certain foreign telecommunications and manufacturing companies to resell our products and services in their respective countries and are actively engaged in such sales processes with other similar companies. We are licensing Sentir and selling the ZEE line of cameras.

•	In December 2014, we entered into an agreement (the “Debenture and Warrant Amendment”) with the holders of certain debentures (the “2013 Debentures”) and certain warrants (the “2013 Warrants”), pursuant to which the holders agreed to cancel the 2013 Debentures and convert them into an aggregate of 3,600,000 shares of our newly issued Series A Preferred Stock. As inducement to enter into the Debenture and Warrant Amendment, we issued to the holders additional warrants to purchase shares of our common stock.

•	As of the final closing of a private placement on March 13, 2015, we raised approximately $3.1 million through the sale of Series B Preferred Stock.

•	During July 2014 we launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

•	We reduced our U.S.-based segment operating costs by eliminating our direct project-based sales channel and all costs related to project-based sales and operations to focus our activities and resources on licensing Sentir.

•	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. Mr. Brilon has strong ties with the investment community and has extensive experience with strategic growth planning and domestic and foreign institutional investors, which have been and will continue to be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, Mr. Brilon was appointed as our President.

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

Accounts receivable are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. U.S.-based segment revenue from two customers represented approximately 31% of total revenue for the six months ended June 30, 2015, and two customers represented approximately 83% of the total U.S.-based segment accounts receivable at June 30, 2015. Taiwan-based segment revenue from two customers represented approximately 72% of total revenue for the six months ended June 30, 2015, and two customers represented approximately 51% of total Taiwan-based segment accounts receivable at June 30, 2015.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other intangible assets are fully amortized at June 30, 2015. Future amortization of trademarks is as follows:

2015	$10,000
2016	20,000
2017	20,000
2018	20,000
Thereafter	46,666
Total	$116,666

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2015 and December 31, 2014. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because either they are short-term in nature and their carrying amounts approximate their fair values or they are receivable or payable on demand.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at the reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Our derivative liability relates to the 2013 Warrants issued in connection with the 2013 Debentures (subsequently converted to Series A Preferred Stock on December 9, 2014). These warrants contain a ratchet provision, which allows the exercise price to adjust downward based on certain events.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the operations conducted and the customer bases located in the United States. The net revenue and net assets (liabilities) for other significant geographic regions are as follows:

	June 30, 2015
	Net Revenue	Net Assets (Liabilities)
United States	$148,235	$141,230
Republic of China (Taiwan)	$1,153,149	$(163,063)

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

We operate two reportable business segments as defined in ASC 280, “Segment Reporting.” We have a U.S.-based segment, Iveda, and a Taiwan-based segment, MEGAsys. Each segment has a chief operating decision maker and management personnel who review their respective segment’s performance as it relates to revenue, operating profit, and operating expenses.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statements of operations for the three and six months ended June 30, 2015 for each of our reporting segments are provided below.

	Three Months	Three Months	Condensed
	Ended June 30, 2015	Ended June 30, 2015	Consolidated
	Iveda	MEGAsys	Total

Revenue	$48,912	$726,649	$775,561
Cost of Revenue	28,562	606,295	634,857
Gross Profit	20,350	120,354	140,704
Depreciation and Amortization	48,067	4,111	52,178
General and Administrative	817,499	98,111	915,610
Gain (Loss) from Operations	(845,216)	18,132	(827,084)
Foreign Currency Gain	3,460	1,223	4,683
Gain on Derivatives	5,659	-	5,659
Loss on Disposal of Assets, Net	(29,454)	-	(29,454)
Interest Income	6,136	1,458	7,594
Interest Expense	(18,818)	(10,076)	(28,894)
Gain (Loss) Before Income Taxes	(878,233)	10,737	(867,496)
Provision for Income Taxes	-	(12,853)	(12,853)
Net Income (Loss)	$(878,233)	$(2,116)	$(880,349)

	Six Months	Six Months	Condensed
	Ended June 30, 2015	Ended June 30, 2015	Consolidated
	Iveda	MEGAsys	Total

Revenue	$148,235	$1,153,149	$1,301,384
Cost of Revenue	129,043	864,509	993,552
Gross Profit	19,192	288,640	307,832
Depreciation and Amortization	101,130	8,172	109,302
General and Administrative	1,658,457	215,967	1,874,424
Gain (Loss) from Operations	(1,740,396)	64,501	(1,675,895)
Foreign Currency Gain	7,715	1,411	9,126
Gain on Derivatives	42,591	-	42,591
Loss on Disposal of Assets, Net	(29,454)	-	(29,454)
Interest Income	12,205	1,472	13,677
Interest Expense	(48,512)	(18,413)	(66,925)
Gain (Loss) Before Income Taxes	(1,755,851)	48,971	(1,706,880)
Provision for Income Taxes	-	(12,853)	(12,853)
Net Income (Loss)	$(1,755,851)	$36,118	$(1,719,733)

Revenue as shown below represents sales to external customers for each segment. Intercompany revenue is immaterial and has been eliminated.

Additions to long-lived assets as presented in the following table represent capital expenditures.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories and property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
United States	$48,912	$318,459	$148,235	$521,769
Republic of China (Taiwan)	726,649	32,803	1,153,149	204,357
	$775,561	$351,262	$1,301,384	$726,126

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Earnings (Loss)
United States	$(845,216)	$(1,484,040)	$(1,740,396)	$(2,795,377)
Republic of China (Taiwan)	18,132	(9,649)	64,501	(61,712)
	$(827,084)	$(1,493,689)	$(1,675,895)	$(2,857,089)

	Six Months Ended
	June 30,
	2015	2014
Property and Equipment, Net
United States	$354,218	$544,092
Republic of China (Taiwan)	11,475	40,791
	$365,693	$584,883

	Six Months Ended
	June 30,
	2015	2014
Additions to (Deletions from) Long-Lived Assets
United States	$(3,883)	$198,888
Republic of China (Taiwan)	(1,172)	15,490
	$(5,055)	$214,378

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,
	2015	2014
Inventory
United States	$262,880	$376,076
Republic of China (Taiwan)	157,943	149,246
	$420,823	$525,322

	Six Months Ended
	June 30,
	2015	2014
Total Assets
United States	$1,659,937	$1,955,088
Republic of China (Taiwan)	2,542,083	2,133,558
	$4,202,020	$4,088,646

Reclassification

Certain amounts in 2014 may have been reclassified to conform to the 2015 presentation.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

NOTE 2	SHORT-TERM DEBT

The short term debt balances were as follows:
	June 30, 2015	December 31, 2014

Loan from Shanghai Bank at 3.24% interest rate per annum. Due July - December 2015.	$494,073	$325,500

Loan from Hua Nan Bank at 3.26% interest rate per annum. Due November - December 2015.	323,000	315,000

Loan from SinoPac Bank at 3.26% interest rate per annum. Due July 2015.	161,500	315,000

Loans from unrelated individuals in MEGAsys management. Due December 2015	58,140	-

KTV Holding, LLC at 9.5% interest rate per annum. Paid January 26, 2015.	-	75,000

A&A Property Investments, Inc. at 9.5% interest rate per annum. Paid January 26, 2015	-	50,000

Balance at end of period	$1,036,713	$1,080,500

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	EQUITY

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

Series A Preferred Stock

We are authorized to issue up to 10,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock accrues cumulative dividends at a rate of 9.5% per annum on the original issue price of $1.00 per share. Accrued but unpaid dividends are payable by us, either in cash or in shares of our common stock, upon the occurrence of a Liquidation Event (as defined in our Articles of Incorporation) or upon conversion of the shares into shares of our common stock. In addition, in the event of any liquidation, dissolution, or winding up of our company, the holders of Series A Preferred Stock are entitled to receive distributions of any of the assets of our company prior and in preference to the holders of our common stock, but after distribution of any assets of our company to the holders of our Series B Preferred Stock in an amount equal to the Series B Preferred Stock’s original issue price plus any accrued but unpaid dividends.

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

Series B Preferred Stock

We are authorized to issue up to 500 shares of Series B Preferred Stock. Each share of Series B Preferred Stock accrues dividends at a rate of 9.5% per annum on the original issue price of $10,000 per share. Dividends on the Series B Preferred Stock accrue daily and compound annually. All accrued but unpaid dividends on the Series B Preferred Stock must be paid, declared, or set aside prior to the declaration of any dividend on any class of stock that is junior in preference to the Series B Preferred Stock. Dividends on the Series B Preferred Stock are paid quarterly, beginning on July 1, 2015 in either cash or shares of our common stock. In addition, all accrued but unpaid dividends are payable by us, either in cash or in shares of our common stock, upon the occurrence of a Liquidation Event (as defined in our Articles of Incorporation) or upon the conversion of the shares into shares of our common stock.

In the event of any liquidation, dissolution, or winding up of our company, the holders of Series B Preferred Stock are entitled to receive distributions of any of the assets of our company equal to 100% of the original issue price plus all accrued but unpaid dividends prior and in preference to the holders of Series A Preferred Stock and holders of our common stock. We also have the option to redeem all, but not less than all, of the Series B Preferred Stock, provided that certain conditions have been met. Should we choose to redeem the outstanding shares of our Series B Preferred Stock, we are required to pay the original purchase price plus all accrued but unpaid dividends. Each share of Series B Preferred Stock is convertible at the option of the holder, at any time, into shares of our common stock equal to the original issue price divided by an initial conversion price of $0.75 per share of Series B Preferred Stock, subject to certain adjustments. On December 31, 2017, all shares of our Series B Preferred Stock not already converted will automatically convert into shares of our common stock at the then-applicable conversion price.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the six months ended June 30, 2015 we issued 10,000 shares of common stock in partial payment for investor relations services.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	STOCK OPTIONS AND WARRANTS

Stock Options

We have granted non-qualified stock options to employees, contractors and directors as equity compensation and to debenture holders for the extension of debenture maturity dates. All non-qualified options are generally issued with an exercise price no less than the fair market value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant and others vesting ratably over a period of time up to four years. Standard vested options may be exercised up to three months following the date of termination of the relationship with the employee, contractor or director unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods.

Stock option transactions during the six months ended June 30, 2015 were as follows:

	Six months ended June 30, 2015
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	5,953,227	$1.03
Granted	291,000	0.77
Exercised	-	-
Forfeited or Canceled	(161,208)	1.41
Outstanding at End of Period	6,083,019	1.01

Options Exercisable at End of Period	6,017,894	$1.02

Weighted-Average Fair Value of Options Granted During the Period	$0.77

Information with respect to stock options outstanding and exercisable as of June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2015	Weighted- Average Exercise Price
$0.10 - $1.75	6,083,019	7	$1.01	6,017,894	$1.02

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted:

2015
Expected Life	6.25 yrs
Dividend Yield	0%
Expected Volatility	18.35%
Risk-Free Interest Rate	1.99%

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

As of June 30, 2015, warrants to purchase 7,883,303 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Vesting schedules vary by grant, with some fully vesting immediately upon grant and others vesting ratably over a period of time up to four years. The warrants expire during a range from two to ten years following the date of the grant. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

Warrant transactions during the six months ended June 30, 2015 were as follows:

Outstanding at December 31, 2014	3,749,550
Granted	4,369,162
Exercised	-
Forfeited or Canceled	(235,409)
Warrants Redeemable at June 30, 2015	7,883,303

NOTE 5	RELATED PARTY TRANSACTIONS

On December 30, 2014, we entered into a debenture agreement with Joe Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum. We paid the principal and accrued interest on the Farnsworth debenture in full on January 26, 2015.

On December 9, 2014, we entered into a debenture agreement with Robert Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum and a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share, with interest and principal payable on January 5, 2015. On January 5, 2015, Mr. Gillen received another warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. We paid the principal and accrued interest on the Gillen debenture in full on February 4, 2015.

On October 14, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, for $35,000, at 9.5% interest per annum. We paid the principal and accrued interest on the Farnsworth debenture in full on February 4, 2015.

On September 10, 2014, we entered into a debenture agreement with Alex Kuo, a member of the Board of Directors, for $30,000, through his wife, Li-Min Hsu, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock with an exercise price of $0.77 per share.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 28, 2014, we entered into a debenture agreement with Gregory Omi, a member of the Board of Directors of the Company, for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock with an exercise price of $0.77 per share.

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Gillen, a member of our Board of Directors, for $100,000, under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. The debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2014 and 2013 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the quarters ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014. Total common stock equivalents that could be convertible into common stock were 22,127,032 and 11,807,271 for June 30, 2015 and 2014, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Basic EPS	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Loss	$(880,349)	$(1,588,767)	$(1,719,733)	$(2,994,334)
Weighted Average Shares	27,380,701	26,849,456	27,344,729	26,814,103
Basic and Diluted Loss Per Share	$(0.03)	$(0.06)	$(0.06)	$(0.11)

NOTE 7	SUBSEQUENT EVENTS

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

Results of Operations

Net Revenue. We recorded net consolidated revenue of $775,561 for the three months ended June 30, 2015, compared to $351,262 for the three months ended June 30, 2014, an increase of $424,299, or 121%. In the three months ended June 30, 2015, our recurring service revenue was $46,911, or 6% of net consolidated revenue, and our equipment sales and installation revenue was $726,695, or 94% of net consolidated revenue, compared to recurring service revenue of $143,837, or 41% of net consolidated revenue, and equipment sales and installation revenue of $191,705, or 55% of net consolidated revenue, for the same period in 2014. Our U.S.-based segment saw a decrease of $269,547 in net consolidated revenue during the three months ended June 30, 2015, while our Taiwan-based segment revenue increased by $693,846 during the same period. The decrease in U.S.-based segment revenue was due to the transition from direct project-based sales to our new business model of licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies. In addition, we entered into an assignment agreement for the IvedaSentry monitoring portion of our business, which includes a 24-month revenue sharing arrangement. The increase in Taiwan-based segment revenue was primarily due to progress on long-term contracts.

We recorded net consolidated revenue of $1.3 million for the six months ended June 30, 2015, compared to $726,126 for the six months ended June 30, 2014, an increase of $575,258, or 79%. In the six months ended June 30, 2015, our recurring service revenue was $145,251, or 11% of revenue, and our equipment sales and installation revenue was $1.1 million, or 88% of revenue, compared to recurring service revenue of $302,638, or 42% of revenue, and equipment sales and installation revenue of $402,016, or 55% of revenue, for the same period in 2014. The decrease in U.S.-based segment revenue was due to transition from direct project-based sales to our new business model of licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies. In addition, we entered into an assignment agreement for the IvedaSentry monitoring portion of our business, which includes a 24-month revenue sharing arrangement. The increase in Taiwan-based segment revenue was due to continued progress on long-term contracts during the six months ended June 30, 2015.

Cost of Revenue. Total cost of revenue was $634,857 (82% of revenue, representing a gross margin of 18%) for the three months ended June 30, 2015, compared to $313,867 (89% of revenue, representing a gross margin of 11%) for same period in 2014, an increase of $320,990, or 102%. The U.S.-based segment decrease in cost of revenue and increase in gross margin corresponds with the profit-sharing arrangement pursuant to the IvedaSentry monitoring assignment. The Taiwan-based segment increased cost of revenue and gross margin were primarily due to progress on long-term contracts.

Total cost of revenue was $993,552 (76% of revenue, representing gross margin of 24%) for the six months ended June 30, 2015, compared to $524,401 (72% of revenue, representing a gross margin of 28%) for the six months ended June 30, 2014, an increase of $469,151, or 89%. The U.S.-based segment decrease in cost of revenue corresponds with the profit-sharing arrangement pursuant to the IvedaSentry monitoring assignment. The Taiwan-based segment increased cost of revenue and gross margin were primarily due to progress on long-term contracts during the six months ended June 30, 2015.

Operating Expenses. Operating expenses were $967,788 for the three months ended June 30, 2015, compared to $1.5 million for the same period in 2014, a decrease of $563,296, or 37%. The decrease in operating expenses was primarily related to a continued decrease in personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses.

Operating expenses were $2.0 million for the six months ended June 30, 2015, compared to $3.1 million for the six months ended June 30, 2014, a decrease of $1.0 million, or 35%. The decrease in operating expenses in 2015 over 2014 was primarily related to a continued decrease in personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses.

Loss from Operations. As a result of the increase in revenue and the decrease in operating expenses, loss from operations decreased to $827,084 for the three months ended June 30, 2015, compared to $1.5 million for the same period in 2014, a decrease in loss of $666,605, or 45%.

As a result of the overall increase in revenue and the decrease in operating expenses, loss from operations decreased to $1.7 million for the six months ended June 30, 2015, compared to $2.9 million for the six months ended June 30, 2014, a decrease in loss of $1.2 million, or 41%.

Other Expense-Net. Other expense-net was $40,412 for the three months ended June 30, 2015, compared to $79,199 for the same period in 2014, a decrease of $38,787, or 49%. The change is primarily due to the decrease of gain recorded on derivative liability, interest expense on the converted debentures and loss on disposed assets.

Other expense-net was $30,985 for the six months ended June 30, 2015, compared to $121,366 for the six months ended June 30, 2014, a decrease of $90,381, or 74%. The reduction is primarily related to interest expense on the converted debentures and loss on disposed assets.

Net Loss. Net loss was $880,349 for the three months ended June 30, 2015, compared to $1.6 million for the same period in 2014. The decrease of $708,418, or 45%, was primarily due to a decrease in U.S.-based segment operating expenses, including personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses in 2015 and an increase in Taiwan-based segment revenue.

The decrease of $1.3 million, or 43%, in the net loss to $1.7 million for the six months ended June 30, 2015, from $3.0 million for the six months ended June 30, 2014, was primarily the effect of an increase in gross profit and a decrease in operating expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $609,919 in our U.S.-based segment and $74,635 in our Taiwan-based segment, compared to $26,661 in our U.S.-based segment and $61,239 in our Taiwan-based segment as of December 31, 2014. This increase in our cash and cash equivalents is primarily a result of the Series B Preferred Stock financing. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the six months ended June 30, 2015 was $2.4 million compared to $3.2 million during the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015 consisted primarily of the net loss offset by approximately $84,000 in non-cash stock option compensation. Cash used in operating activities for the six months ended June 30, 2014 consisted primarily of the net loss offset by approximately $195,000 in non-cash stock option compensation.

Net cash provided by investing activities for the six months ended June 30, 2015 was $298. Net cash used in investing activities during the six months ended June 30, 2014 was $214,378.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net cash provided by financing activities for the six months ended June 30, 2015 was $3.0 million compared with $3.6 million during the six months ended June 30, 2014. Net cash provided by financing activities in 2015 consisted primarily of proceeds from the sale of Series B Preferred Stock, short-term debt proceeds, and related party short-term debt proceeds. Net cash provided by financing activities in 2014 consisted primarily of long-term debt proceeds, short-term debt proceeds, and related party short-term debt proceeds.

We have experienced significant operating losses since our inception. At June 30, 2015, we had approximately $22.0 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2014. We also had approximately $18.0 million in state net operating loss carryforwards, which began to expire in 2014.

We have limited liquidity and have not yet established a stabilized source of revenue sufficient to cover operating costs, based on our current estimated burn rate. Accordingly, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets. During the year ended December 31, 2014, we engaged an investment bank to assist in evaluating potential equity financing opportunities. The investment bank became the exclusive placement agent for the private placement of Series B Preferred Stock. As of June 30, 2015, we raised an aggregate of $3.1 million through the sale of Series B Preferred Stock. No assurance can be given that we will be successful in future financing and revenue-generating efforts. Even if funding is available, we cannot assure investors that it will be available on terms that are favorable to our existing stockholders. Additional funding may be achieved through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of our existing stockholders. In addition, these newly issued securities may have rights, preferences, or privileges senior to those of our existing stockholders. Accordingly, such a financing transaction could materially and adversely impact the price of our common stock.

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

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. U.S.-based segment revenue from three customers represented approximately 63% of total revenue for the quarter ended June 30, 2015, and U.S.-based segment accounts receivable from two customers represented approximately 83% of total U.S.-based segment accounts receivable at June 30, 2015. Taiwan-based segment revenue from three customers represented approximately 83% of total revenue for the quarter ended June 30, 2015, and Taiwan-based segment accounts receivable from two customers represented approximately 51% of total Taiwan-based segment accounts receivable at June 30, 2015. No other customers represented greater than 10% of total revenue in the quarter ended June 30, 2015.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for our ZEE cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment had 34% of gross accounts receivables aged over 180 days at June 30, 2015, we provide an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. For our U.S.-based segment, we set up doubtful accounts receivable allowances of $0 and $2,736 for the quarters ended June 30, 2015 and 2014, respectively. For our Taiwan-based segment, we set up doubtful accounts receivable allowances of $351,192 and $468,030 for the quarters ended June 30, 2015 and 2014, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In December 2013, we hired a new Chief Financial Officer who has experience in SEC reporting and disclosures. We now have two employees knowledgeable in SEC accounting and reporting. We have plans to hire additional financial personnel and to implement additional controls and processes involving both of our financial personnel in order to ensure all transactions are accounted for and disclosed in an accurate and timely manner. There have not been any other changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Identified Material Weakness

As of June 30, 2015, we need to hire additional employees at MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2015.

Management's Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

Segregation of Duties

As of June 30, 2015, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective April 1, 2015, we entered into an agreement with Hayden IR to engage the company as our investor relations firm. In exchange for $7,500 worth of services, we issued to Hayden IR 10,000 shares of common stock. The issuance was effected pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description

31.1	Certificate of Principal Executive Officer Pursuant to Exchange Act Rule 15d-14(a)
31.2	Certificate of Principal Financial Officer Pursuant to Exchange Act Rule 15d-14(a)
32.1	Certificate of Principal Executive Officer Pursuant to Section 1350
32.2	Certificate of Principal Financial Officer Pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.

Date: August 14, 2015	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
President and Chief Financial Officer (Principal Financial and Accounting Officer)

