Form 10-Q
period 2015-09-30
Iveda Solutions, Inc.
filed 2015-11-16
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[X]

As of November 12, 2015 there were outstanding 27,904,739 shares of the registrant’s common stock, $0.00001 par value.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$242,796	$87,900
Restricted Cash	375,239	979,095
Accounts Receivable, Net	539,635	358,804
Inventory, Net	350,029	387,918
Other Current Assets	765,757	647,659
Total Current Assets	2,273,456	2,461,376

PROPERTY AND EQUIPMENT, NET	331,113	532,512

OTHER ASSETS
Intangible Assets, Net	111,666	126,666
Other Assets	191,099	364,320
Total Other Assets	302,765	490,986

Total Assets	$2,907,334	$3,484,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,957,575	$2,166,246
Due to Related Parties	798,440	575,000
Short Term Debt	203,850	1,080,500
Derivative Liability	60,626	112,009
Current Portion of Long-Term Debt	-	34,610
Total Current Liabilities	3,020,491	3,968,365

LONG-TERM DIVIDENDS PAYABLE	558,157	272,901

STOCKHOLDERS’ EQUITY

Preferred Stock, $0.00001 par value; 100,000,000 shares authorized Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized, 4,003,592 shares issued and outstanding as of September 30, 2015 and December 31, 2014	40	40
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 302.5 and no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,689,685 and 27,308,357 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	277	273
Additional Paid-In Capital	30,135,163	27,261,762
Accumulated Comprehensive Loss	(42,000)	(35,615)
Less Notes Receivable from Stockholder	(130,000)	(492,194)
Accumulated Deficit	(30,634,794)	(27,490,658)
Total Stockholders’ Equity (Deficit)	(671,314)	(756,392)

Total Liabilities and Stockholders’ Equity	$2,907,334	$3,484,874

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Equipment Sales	$780,886	$305,489	$1,922,104	$707,505
Service Revenue	41,978	162,966	187,229	465,604
Other Revenue	510	20,554	15,425	42,026
TOTAL REVENUE	823,374	489,009	2,124,758	1,215,135

COST OF REVENUE	633,926	397,173	1,627,478	921,574

GROSS PROFIT	189,448	91,836	497,280	293,561

OPERATING EXPENSES	854,600	1,220,132	2,838,326	4,278,944

LOSS FROM OPERATIONS	(665,152)	(1,128,296)	(2,341,046)	(3,985,383)

OTHER INCOME (EXPENSE)
Foreign Currency Gain	1,097	1,226	10,223	11,935
Gain on Derivatives and Debt Conversion	8,792	59,443	51,383	101,444
Gain (Loss) on Disposal of Assets	4,642	-	(24,812)	-
Interest Income	6,062	6,365	19,739	8,242
Interest Expense	(309,267)	(140,075)	(376,193)	(316,028)
Total Other Income (Expense)	(288,674)	(73,041)	(319,660)	(194,407)

LOSS BEFORE INCOME TAXES	(953,826)	(1,201,337)	(2,660,706)	(4,179,790)

BENEFIT (PROVISION) FOR INCOME TAXES	120	(38)	(12,733)	(15,917)

NET LOSS	$(953,706)	$(1,201,375)	$(2,673,439)	$(4,195,707)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)	$(0.10)	$(0.16)

WEIGHTED AVERAGE SHARES	27,683,644	27,308,357	27,458,942	26,968,884

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(953,706)	$(1,201,375)	$(2,673,439)	$(4,195,707)
Other Comprehensive Loss

Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	(8,481)	(5,490)	(6,385)	(5,457)

Comprehensive Loss	$(962,187)	$(1,206,865)	$(2,679,824)	$(4,201,164)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2015	Sept. 30, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,673,439)	$(4,195,707)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	148,630	165,248
Amortization of Debt Discount	-	24,946
Amortization of Deferred Financing Costs	-	54,830
Gain on Derivatives and Debt Conversion	(51,383)	(101,444)
Stock Option Compensation	100,500	242,000
Bad Debt Expense	3,085	4,699
Loss on Disposal of Assets	24,812	-
Common Stock Warrants Issued for Interest	14,826	1,285
Prepayment Discount on Stockholder Note Receivable	262,194	-
(Increase) Decrease in Operating Assets
Accounts Receivable	(208,781)	35,706
Inventory	33,580	(108,424)
Other Current Assets	(139,910)	(259,517)
Other Assets	2,727	-
(Decrease in) Accounts and Other Payables	(195,950)	(94,203)
Net Cash Used in Operating Activities	(2,679,109)	(4,230,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(7,457)	(245,437)
Proceeds from Sale of Equipment	11,325	1,292
Net Cash Provided by (Used in) Investing Activities	3,868	(244,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	593,300	5,287
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(855,430)	922,627
Proceeds from Short-Term Debt, Related Party	-	330,000
Proceeds from Exercise of Stock Options	114	8,636
Proceeds from (Payments to) Due to Related Parties	223,440	88,000
Proceeds from Stockholder Note Receivable	100,000	-
Proceeds from (Payments on) Long-Term Debt, Net of Payments	(34,940)	2,960,663
Payments on Capital Lease Obligations	-	(2,536)
Payments on Dividends	(2,956)	-
Deferred Finance Costs, Net	-	(98,978)
Common Stock Issued, Net of (Cost of Capital)	-	(21,084)
Series B Preferred Stock Issued, Net of Cost of Capital	2,811,667	-
Net Cash Provided by Financing Activities	2,835,195	4,192,615

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,058)	(1,918)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,896	(284,029)

Cash and Cash Equivalents- Beginning of Period	87,900	559,729

CASH AND CASH EQUIVALENTS - END OF PERIOD	$242,796	$275,700

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$56,956	$31,456
Income Tax Paid	$5,043	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on Convertible Debt	$-	$113,474
Establishment of Derivative Liability	$-	$126,904
Common Stock Issued for Investor Relations	$7,500	$-
Warrants Issued for Interest Expense	$7,327	$-
Warrants Issued as Deferred Finance Costs	$-	$13,430
Accrued Interest Rolled into Convertible Debentures	$-	$78,860
Exercise of Stock Options	$114	$-
Deferred Finance Costs Allocated to APIC	$313,334	$-
Conversion of Preferred Stock to Common Stock	$1	$-
Dividends Converted to Common Stock	$2	$-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The operating results and cash flows for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2015 or for future periods.

The accompanying condensed consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in our opinion, necessary for a fair statement of the financial position and the results of operations for the interim periods. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, accounting for the allowance for doubtful accounts, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, contingencies, and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from our estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our Audit Report on the Consolidated Financial Statements for the year ended December 31, 2014 contained a going concern qualification. Since inception, we have generated an accumulated deficit from operations of approximately $30.6 million at September 30, 2015 and have used approximately $2.7 million in cash to fund operations through the nine months ended September 30, 2015. As a result, a significant risk exists regarding our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We adopted a multi-step plan to enable us to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

●	We developed Sentir®, our cloud-based video management platform, and began executing on our strategy to license its use as a Video Surveillance as a Service (“VSaaS”) offering to partners such as telecommunications companies, Internet Service Providers (“ISPs”), data centers, and cable companies in order to gain access to their existing subscriber bases. Sentir was officially launched in April 2014.

●	We introduced the ZEE® line of cloud, plug-and-play cameras. The camera line includes three wireless indoor cameras, one of which is a pan/tilt (“P/T”) camera, two outdoor cameras, and a dome camera. We utilize contract manufacturers for our cloud cameras and other cloud-enabled devices. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

●	We developed IvedaMobile®, a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	In August 2015, we launched IvedaHome, a cloud-based home automation system, enabled for Sentir. The system is wireless and simple to install for the telco’s residential and small business customers.

●	We are actively collaborating with certain foreign telecommunications and manufacturing companies to resell our products and services in their respective countries and are actively engaged in such sales processes with other similar companies. We are licensing Sentir and selling the ZEE line of cameras.

●	In December 2014, we entered into an agreement (the “Debenture and Warrant Amendment”) with the holders of certain debentures (the “2013 Debentures”) and certain warrants (the “2013 Warrants”), pursuant to which the holders agreed to cancel the 2013 Debentures and convert them into an aggregate of 3,600,000 shares of our newly issued Series A Preferred Stock. As inducement to enter into the Debenture and Warrant Amendment, we issued to the holders additional warrants to purchase shares of our common stock.

●	As of the final closing of a private placement on March 13, 2015, we raised approximately $3.1 million through the sale of Series B Preferred Stock.

●	During July 2014 we launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

●	We reduced our U.S.-based segment operating costs by eliminating our direct project-based sales channel and all costs related to project-based sales and operations to focus our activities and resources on licensing Sentir.

●	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. Mr. Brilon has strong ties with the investment community and has extensive experience with strategic growth planning and domestic and foreign institutional investors, which have been and will continue to be instrumental to our market expansion, global distribution of our cloud video surveillance and data management platform, and raising capital to fund our growth. In February 2014, Mr. Brilon was appointed as our President.

Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

Substantially all cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Deposits in Taiwan financial institutions are insured by Central Deposit Insurance Corporation (“CDIC”) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Accounts receivable are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. U.S.-based segment revenue from two customers represented approximately 28% of total revenue for the nine months ended September 30, 2015, and four customers represented approximately 91% of the total U.S.-based segment accounts receivable at September 30, 2015. Taiwan-based segment revenue from three customers represented approximately 79% of total revenue for the nine months ended September 30, 2015, and four customers represented approximately 96% of total Taiwan-based segment accounts receivable at September 30, 2015.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives ranging from nine months to ten years. Other intangible assets are fully amortized at September 30, 2015. Future amortization of trademarks is as follows:

2015	$5,000
2016	20,000
2017	20,000
2018	20,000
Thereafter	46,666
Total	$111,666

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2015 and December 31, 2014. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because either they are short-term in nature and their carrying amounts approximate their fair values or they are receivable or payable on demand.

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

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the operations conducted and the customer bases located in the United States. The net revenue and net assets (liabilities) for other significant geographic regions are as follows:

	September 30, 2015
	Net Revenue	Net Assets (Liabilities)
United States	$201,032	$(553,187)
Republic of China (Taiwan)	$1,923,726	$(118,127)

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statements of operations for the three and nine months ended September 30, 2015 for each of our reporting segments are provided below.

	Three Months	Three Months	Condensed
	Ended Sept. 30, 2015	Ended Sept. 30, 2015	Consolidated
	Iveda	MEGAsys	Total

Revenue	$52,797	$770,577	$823,374
Cost of Revenue	37,546	596,380	633,926
Gross Profit	15,251	174,197	189,448
Depreciation and Amortization	36,236	3,092	39,328
General and Administrative	683,358	131,914	815,272
Gain (Loss) from Operations	(704,343)	39,191	(665,152)
Foreign Currency Gain	929	168	1,097
Gain on Derivatives	8,792	-	8,792
Gain on Disposal of Assets, Net	4,642	-	4,642
Interest Income	6,068	(6)	6,062
Interest Expense	(300,071)	(9,196)	(309,267)
Gain (Loss) Before Income Taxes	(983,983)	30,157	(953,826)
Benefit (Provision) for Income Taxes	-	120	120
Net Income (Loss)	$(983,983)	$30,277	$(953,706)

	Nine Months	Nine Months	Condensed
	Ended Sept. 30, 2015	Ended Sept. 30, 2015	Consolidated
	Iveda	MEGAsys	Total

Revenue	$201,032	$1,923,726	$2,124,758
Cost of Revenue	166,589	1,460,889	1,627,478
Gross Profit	34,443	462,837	497,280
Depreciation and Amortization	137,366	11,264	148,630
General and Administrative	2,341,815	347,881	2,689,696
Gain (Loss) from Operations	(2,444,738)	103,692	(2,341,046)
Foreign Currency Gain	8,644	1,579	10,223
Gain on Derivatives	51,383	-	51,383
Loss on Disposal of Assets, Net	(24,812)	-	(24,812)
Interest Income	18,273	1,466	19,739
Interest Expense	(348,584)	(27,609)	(376,193)
Gain (Loss) Before Income Taxes	(2,739,834)	79,128	(2,660,706)
Benefit (Provision) for Income Taxes	-	(12,733)	(12,733)
Net Income (Loss)	$(2,739,834)	$66,395	$(2,673,439)

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue as shown below represents sales to external customers for each segment. Intercompany revenue is immaterial and has been eliminated.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories and property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
United States	$52,797	$270,142	$201,032	$791,911
Republic of China (Taiwan)	770,577	218,867	1,923,726	423,224
	$823,374	$489,009	$2,124,758	$1,215,135

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Earnings (Loss)
United States	$(704,343)	$(1,061,072)	$(2,444,738)	$(3,856,447)
Republic of China (Taiwan)	39,191	(67,224)	103,692	(128,936)
	$(665,152)	$(1,128,296)	$(2,341,046)	$(3,985,383)

	Nine Months Ended
	September 30,
	2015	2014
Property and Equipment, Net
United States	$324,064	$543,580
Republic of China (Taiwan)	7,049	20,966
	$331,113	$564,546

	Nine Months Ended
	September 30,
	2015	2014
Additions to (Deletions from) Long-Lived Assets
United States	$(6,295)	$245,437
Republic of China (Taiwan)	(1,162)	-
	$(7,457)	$245,437

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,
	2015	2014
Inventory
United States	$247,810	$318,560
Republic of China (Taiwan)	102,219	119,109
	$350,029	$437,669

	Nine Months Ended
	September 30,
	2015	2014
Total Assets
United States	$1,110,608	$1,583,716
Republic of China (Taiwan)	1,796,726	2,236,931
	$2,907,334	$3,820,647

Reclassification

Certain amounts in 2014 may have been reclassified to conform to the 2015 presentation.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

NOTE 2	SHORT-TERM DEBT

The short term debt balances were as follows:

	September 30, 2015	December 31, 2014

Loan from Shanghai Bank at 3.24% interest rate per annum. Due July - March 2016.	$52,850	$325,500

Loan from Hua Nan Bank at 3.26% interest rate per annum. Due November - December 2015.	151,000	315,000

Loan from SinoPac Bank at 3.26% interest rate per annum. Due July 2015.	-	315,000

KTV Holding, LLC at 9.5% interest rate per annum. Paid January 26, 2015.	-	75,000

A&A Property Investments, Inc. at 9.5% interest rate per annum. Paid January 26, 2015	-	50,000

Balance at end of period	$203,850	$1,080,500

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	EQUITY

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

During the nine months ended September 30, 2015, we issued 10,000 shares of common stock in partial payment for investor relations services.

During the nine months ended September 30, 2015, we issued 236,855 shares of common stock in payment of dividends to preferred stockholders.

During the nine months ended September 30, 2015, 1,140 options for common stock were exercised.

Notes Receivable from Stockholder

In September 2014, an advisor/stockholder of our company exercised warrants to purchase 200,000 and 300,000 shares of common stock, granted at an exercise price of $1.02 and $1.00 per share, respectively, in exchange for 5% promissory notes totaling $504,000 due at the extended maturity date of June 30, 2017. Early payments have been received and $11,806 has been applied to the principal. At September 30, 2015, a prepayment discount was negotiated amending the total outstanding to $230,000. $100,000 was received on September 30, 2015, and $130,000 was received on October 20, 2015.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	STOCK OPTIONS AND WARRANTS

Stock Options

We have granted non-qualified stock options to employees, contractors, and directors as equity compensation and to debenture holders for the extension of debenture maturity dates. All non-qualified options are generally issued with an exercise price no less than the fair market value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant and others vesting ratably over a period of time up to four years. Standard vested options may be exercised up to three months following the date of termination of the relationship with the employee, contractor, or director unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods.

Stock option transactions during the nine months ended September 30, 2015 were as follows:

	Nine months ended September 30, 2015
	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Year	5,953,227	$1.03
Granted	291,000	0.77
Exercised	(1,140)	0.10
Forfeited or Canceled	(429,083)	1.16
Outstanding at End of Period	5,814,004	0.97
Options Exercisable at End of Period	5,750,379	$0.98
Weighted-Average Fair Value of Options Granted During the Period	$0.16

Information with respect to stock options outstanding and exercisable as of September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2015	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2015	Weighted- Average Exercise Price
$0.10 - $1.75	5,814,004	7	$0.97	5,750,379	$0.98

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

As of September 30, 2015, warrants to purchase 7,610,303 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Vesting schedules vary by grant, with some fully vesting immediately upon grant and others vesting ratably over a period of time up to four years. The warrants expire during a range from two to ten years following the date of the grant. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

Warrant transactions during the nine months ended September 30, 2015 were as follows:

Outstanding at December 31, 2014	3,749,550
Granted	4,369,162
Exercised	-
Forfeited or Canceled	(508,409)
Warrants Redeemable at September 30, 2015	7,610,303

NOTE 5	RELATED PARTY TRANSACTIONS

During June 2015 MEGAsys entered into an unsecured loan agreement with two of its directors, Mr. Cheung and Mr. Shiau for $18,120 and $36,240, respectively. During July 2015 MEGAsys entered into additional unsecured loans from Mr. Cheung for $314,080. All of the loans are at maximum of 8.8% interest per annum and mature December 31, 2015.

On December 30, 2014, we entered into a debenture agreement with Joe Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum. We paid the principal and accrued interest on the Farnsworth debenture in full on January 26, 2015.

On December 9, 2014, we entered into a debenture agreement with Robert Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum and a warrant was granted to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share, with interest and principal payable on January 5, 2015. On January 5, 2015, Mr. Gillen received another warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. We paid the principal and accrued interest on the Gillen debenture in full on February 4, 2015.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2014 and 2013 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the quarters ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014. Total common stock equivalents that could be convertible into common stock were 21,585,017 and 11,682,521 for September 30, 2015 and 2014, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Basic EPS
Net Loss	$(953,706)	$(1,201,375)	$(2,673,439)	$(4,195,707)
Weighted Average Shares	27,683,644	27,308,357	27,458,942	26,968,884
Basic and Diluted Loss Per Share	$(0.03)	$(0.04)	$(0.10)	$(0.16)

NOTE 7	SUBSEQUENT EVENTS

We signed an agreement with Nguyen Business & Investment Co., Ltd. as our exclusive reseller in Vietnam. We have received a deposit of $50,000 against a committed $1,000,000 prepaid Sentir license to be paid in full on or before December 15, 2015.

Nguyen Business & Investment Co., Ltd. has formed Iveda Vietnam CO., LTD (“Iveda Vietnam”) to be the operating entity to license the Sentir platform and purchase hardware such as Iveda’s ZEE plug and play cameras and IvedaHome cloud automation system. The IvedaMobile app, which leverages existing smartphones to stream live video, will also be licensed country-wide by Iveda Vietnam to mobile phone providers.

Iveda Vietnam will resell the prepaid Sentir licenses to telecommunications, datacenter and manufacturing customers in Vietnam, with some of which we have previously announced contracts. Iveda Vietnam will facilitate finance and logistics aspects of our current contracts with the largest telecommunications customers in Vietnam.

Iveda Vietnam will make working capital available for deposits or payments required by our hardware contract manufacturers to facilitate purchasing by telecom customers on terms acceptable in Vietnam. Upon receipt of the $1,000,000 prepaid license fee, we will grant each of the three principals of Iveda Vietnam a five-year warrant to purchase 100,000 shares of our common stock at $1.00 per share.

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

Overview

We developed Sentir, a proprietary video surveillance and data management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, Internet service providers (“ISPs”), data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

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

In 2014, we shifted our revenue model from direct project-based sales to licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies already providing services to an existing customer base. Partnering with service providers that have an existing loyal subscriber base allows us to focus on our customers, the service providers. We leverage their end-user infrastructure to sell, bill, and provide customer service for the Sentir cloud video surveillance offering. This business model provides dual revenue streams – one from camera sales to the service providers and the other from monthly Sentir licensing fees on a per-camera activation basis.

In April 2011, we completed our acquisition of MEGAsys, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. MEGAsys, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The acquisition of MEGAsys provided the following benefits to our business:

●	An established presence and credibility in Asia and access to the Asian market.

●	Relationships in Asia for cost-effective research and development of new product offerings and securing the best pricing for end user devices.

●	Sourcing of products directly using MEGAsys’s product sourcing expertise to enhance our custom integration capabilities.

●	Cost reductions for infrastructure equipment through direct OEM relationships.

●	Enhancements to the global distribution potential for our products and services.

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

In June and August 2014, in collaboration with Filcomserve, our exclusive distributor in the Philippines, we shipped our ZEE cloud plug-and-play cameras for delivery to the Philippine Long Distance Telephone Company (“PLDT”) for distribution to its customers with a cloud video surveillance service offering, utilizing our Sentir platform. In February 2015, we received from Filcomserve a follow-on order to deliver 10,000 of our ZEE cloud plug-and-play cameras. The cameras will be delivered to PLDT, Filcomserve’s largest customer upon payment in full. In addition to the $1.3 million of revenue to be generated by the February 2015 purchase order of our ZEE cameras, we will receive a monthly licensing fee for each camera activated on the Sentir platform.

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

Results of Operations

Net Revenue. We recorded net consolidated revenue of $823,374 for the three months ended September 30, 2015, compared to $489,009 for the three months ended September 30, 2014, an increase of $334,365, or 68%. In the three months ended September 30, 2015, our recurring service revenue was $41,978, or 5% of net consolidated revenue, and our equipment sales and installation revenue was $780,886, or 95% of net consolidated revenue, compared to recurring service revenue of $162,966, or 33% of net consolidated revenue, and equipment sales and installation revenue of $305,489, or 62% of net consolidated revenue, for the same period in 2014. Our U.S.-based segment saw a decrease of $217,345 in net consolidated revenue during the three months ended September 30, 2015, while our Taiwan-based segment revenue increased by $551,711 during the same period. The decrease in U.S.-based segment revenue was due to the transition from direct project-based sales to our new business model of licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies. In addition, we entered into an assignment agreement for the IvedaSentry monitoring portion of our business, which includes a 24-month revenue sharing arrangement. The increase in Taiwan-based segment revenue was primarily due to progress on long-term contracts awarded during 2014 and 2015.

We recorded net consolidated revenue of $2.1 million for the nine months ended September 30, 2015, compared to $1.2 million for the nine months ended September 30, 2014, an increase of $909,623, or 75%. In the nine months ended September 30, 2015, our recurring service revenue was $187,229, or 9% of revenue, and our equipment sales and installation revenue was $1.9 million, or 90% of revenue, compared to recurring service revenue of $465,604, or 38% of revenue, and equipment sales and installation revenue of $707,505, or 58% of revenue, for the same period in 2014. Our U.S.-based segment saw a decrease of $590,878 in net consolidated revenue during the nine months ended September 30, 2015, while our Taiwan-based segment revenue increased by $1.5 million during the same period. The decrease in U.S.-based segment revenue was due to transition from direct project-based sales to our new business model of licensing Sentir and selling Sentir-enabled plug-and-play cloud cameras to service providers such as telecommunications companies, ISPs, data centers, and cable companies. In addition, we entered into an assignment agreement for the IvedaSentry monitoring portion of our business, which includes a 24-month revenue sharing arrangement. The increase in Taiwan-based segment revenue was due to continued progress on long-term contracts during the nine months ended September 30, 2015 awarded during 2014 and 2015.

Cost of Revenue. Total cost of revenue was $633,926 (77% of revenue, representing a gross margin of 23%) for the three months ended September 30, 2015, compared to $397,173 (81% of revenue, representing a gross margin of 19%) for the same period in 2014, an increase of $236,753, or 60%. The U.S.-based segment decrease in cost of revenue and increase in gross margin corresponds with the revenue-sharing arrangement pursuant to the IvedaSentry monitoring assignment. The Taiwan-based segment increased cost of revenue and gross margin were primarily due to progress on long-term contracts.

Total cost of revenue was $1,627,478 (77% of revenue, representing gross margin of 23%) for the nine months ended September 30, 2015, compared to $921,574 (76% of revenue, representing a gross margin of 24%) for the nine months ended September 30, 2014, an increase of $705,904, or 77%. The U.S.-based segment decrease in cost of revenue corresponds with the revenue-sharing arrangement pursuant to the IvedaSentry monitoring assignment. The Taiwan-based segment increased cost of revenue and gross margin were primarily due to progress on long-term contracts during the nine months ended September 30, 2015.

Operating Expenses. Operating expenses were $854,600 for the three months ended September 30, 2015, compared to $1.2 million for the same period in 2014, a decrease of $365,532, or 30%. The decrease in operating expenses was primarily related to a continued decrease in personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses.

Operating expenses were $2.8 million for the nine months ended September 30, 2015, compared to $4.3 million for the nine months ended September 30, 2014, a decrease of $1.5 million, or 35%. The decrease in operating expenses in 2015 over 2014 was primarily related to a continued decrease in personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses.

Loss from Operations. As a result of the increase in revenue and the decrease in operating expenses, loss from operations decreased to $665,152 for the three months ended September 30, 2015, compared to $1.1 million for the same period in 2014, a decrease in loss of $463,144, or 41%.

As a result of the overall increase in revenue and the decrease in operating expenses, loss from operations decreased to $2.3 million for the nine months ended September 30, 2015, compared to $4.0 million for the nine months ended September 30, 2014, a decrease in loss of $1.7 million, or 41%.

Other Expense-Net. Other expense-net was $288,674 for the three months ended September 30, 2015, compared to $73,041 for the same period in 2014, an increase of $215,633, or 295%. The change is primarily due to the decrease of gain recorded on derivative liability, interest expense on the converted debentures, increase in prepayment discount on stockholder note receivable, and loss on disposed assets.

Other expense-net was $319,660 for the nine months ended September 30, 2015, compared to $194,407 for the nine months ended September 30, 2014, an increase of $125,253, or 64%. The increase is primarily related to prepayment discount on stockholder note receivable, interest expense on the converted debentures, with reductions from loss on disposed assets.

Net Loss. Net loss was $953,706 for the three months ended September 30, 2015, compared to $1.2 million for the same period in 2014. The decrease of $247,669, or 21%, was primarily due to a decrease in U.S.-based segment operating expenses, including personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses in 2015 and an increase in Taiwan-based segment revenue.

The decrease of $1.5 million, or 36%, in the net loss to $2.7 million for the nine months ended September 30, 2015, from $4.2 million for the nine months ended September 30, 2014, was primarily the effect of an increase in gross profit and a decrease in operating expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $136,320 in our U.S.-based segment and $106,476 in our Taiwan-based segment, compared to $26,661 in our U.S.-based segment and $61,239 in our Taiwan-based segment as of December 31, 2014. This increase in our cash and cash equivalents is primarily a result of the early collection of a note receivable and operating profit from Taiwan operations. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the nine months ended September 30, 2015 was $2.7 million compared to $4.2 million during the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015 consisted primarily of the net loss offset by approximately $148,630 of depreciation and amortization, $100,500 in non-cash stock option compensation, and $262,194 of prepayment discount on stockholder note receivable. Cash used in operating activities for the nine months ended September 30, 2014 consisted primarily of the net loss offset by $165,248 of depreciation and amortization and $242,000 in non-cash stock option compensation.

Net cash provided by investing activities for the nine months ended September 30, 2015 was $3,868. Net cash used in investing activities during the nine months ended September 30, 2014 was $244,145 primarily from the purchase of property and equipment consisting of externally developed software.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $2.8 million compared with $4.2 million during the nine months ended September 30, 2014. Net cash provided by financing activities in 2015 consisted primarily of proceeds from the sale of Series B Preferred Stock, stockholders note receivable proceeds, short-term debt proceeds, and related party short-term debt proceeds. Net cash provided by financing activities in 2014 consisted primarily of the Series A convertible debt converted to Series A Preferred Stock in December 2014, long-term debt proceeds, short-term debt proceeds, and related party short-term debt proceeds.

We have experienced significant operating losses since our inception. At September 30, 2015, we had approximately $22.0 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025 and could have significant restrictions for use resulting from equity issuances and change of ownership. We did not recognize any benefit from the federal net operating loss carryforwards in 2014. We also had approximately $18.0 million in state net operating loss carryforwards, which began to expire in 2014.

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

Substantially all of our cash is deposited in two financial institutions, one in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Deposits in Taiwan financial institutions are insured by CDIC Central Deposit Insurance Corporation (“CDIC”) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. U.S.-based segment revenue from two customers represented approximately 43% of total revenue for the quarter ended September 30, 2015, and U.S.-based segment accounts receivable from four customers represented approximately 91% of total U.S.-based segment accounts receivable at September 30, 2015. Taiwan-based segment revenue from three customers represented approximately 85% of total revenue for the quarter ended September 30, 2015, and Taiwan-based segment accounts receivable from four customers represented approximately 96% of total Taiwan-based segment accounts receivable at September 30, 2015. No other customers represented greater than 10% of total revenue in the quarter ended September 30, 2015.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for our ZEE cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment had 61% of gross accounts receivables aged over 180 days at September 30, 2015, we provide an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. For our U.S.-based segment, we set up doubtful accounts receivable allowances of $0 and $763 for the quarters ended September 30, 2015 and 2014, respectively. For our Taiwan-based segment, we set up doubtful accounts receivable allowances of $328,359 and $357,064 for the quarters ended September 30, 2015 and 2014, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of September 30, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Identified Material Weakness

As of September 30, 2015, we need to hire additional employees at MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2015.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting and in the interim we have a GAAP knowledgeable independent local contractor in Taiwan that reports to U.S. headquarters and performs review and analysis as requested.

Segregation of Duties

As of September 30, 2015, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description

31.1	Certificate of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certificate of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certificate of Principal Executive Officer Pursuant to Section 1350

32.2	Certificate of Principal Financial Officer Pursuant to Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.

Date: November 16, 2015	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
President and Chief Financial Officer (Principal Financial and Accounting Officer)

