Form 10-K
period 2015-12-31
Iveda Solutions, Inc.
filed 2016-06-10
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 S. Greenfield Road, Suite 5 Mesa, Arizona (Address of principal executive offices)	85206 (Zip code)

Registrant’s telephone number, including area code: (480) 307-8700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $14,446,921 as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of May 5, 2016, there were outstanding 29,517,676 shares of the registrant’s common stock, par value $0.00001 per share.

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

PART I

ITEM 1 – BUSINESS

General

We developed Sentir®, a video surveillance management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, Internet service providers (“ISPs”), data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

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

In April, 2011, we completed our acquisition of MEGAsys®, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. MEGAsys, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The acquisition of MEGAsys provided the following benefits to our business:

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

In April 2009, the Department of Homeland Security (“DHS”) approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. The designation gives us, our partners, and our customers certain liability protection. We became the first company to offer real-time Internet Protocol (“IP”) video hosting and remote surveillance services with a SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014. In January 2016, after thoroughly reviewing the analysis of the DHS Office of SAFETY Act, the Deputy Under Secretary of Science and Technology determined that our technology satisfies the criteria set forth in Section 442(d)(s) of the SAFETY Act and in Section 25.8(a) of the regulations promulgated pursuant to the SAFETY Act and officially issued a Certification. A Certificate of Conformance of Technology was issued and our video surveillance products and services were placed on “Approved Products List for Homeland Security.”

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

In December 2014, we entered into a Framework Agreement with Vietnam Posts and Telecommunications Group (VNPT), the largest telecommunications company in Vietnam to install Sentir at its data centers and conduct technical testing for mass distribution of our ZEE cameras to its existing customer base. In June 2015, Sentir was installed at four of VNPT’s data centers. After technical testing, in July 2015, VNPT issued a thorough report validating Sentir.

In November 2015, we signed an agreement with Nguyen Business & Investment Co., Ltd. as our exclusive reseller in Vietnam. Since then, they formed Iveda Vietnam Co., Ltd. to be the operating entity to license the Sentir platform and resell Sentir-enabled devices (e.g., ZEE, IvedaHome).

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

Technology

We invested $264,768 and $304,121 in research and development in 2015 and 2014, respectively, which we used to develop our Sentir cloud video surveillance platform and the integration of our ZEE cloud plug-and-play cameras. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

Sentir - Cloud Video Surveillance Platform

Sentir is a video management platform with proprietary video streaming and storage technology. It offers the video surveillance functionality of traditional security industry DVR and NVR, all delivered from the cloud as an application. The Sentir platform enables real-time viewing and playback of recorded video on computers and mobile devices with push notifications and alerts. Most of Sentir’s applications run from a Web browser without a software installation or download. Sentir eliminates infrastructure management, maintenance, and support because every aspect of the IP video system is managed by the service provider, including video applications, runtime, middleware, operating system, virtualization, servers, storage, and networking. Sentir provides video surveillance without additional hardware-cameras, power, and an Internet connection are all the user needs.

The Sentir platform includes surveillance software, cloud management software, servers, storage, and networking protocols. Sentir is a well-integrated and highly optimized solution for large scale video surveillance hosting. Although our service providers employ the highest industry standards of network and data security, Sentir can be used as a private video hosting cloud platform for customers who do not want to put sensitive surveillance data on their service provider’s cloud. Sentir can also be deployed to data centers for running large scale video hosting services. It is an all-in-one “cloud video platform” featuring big data storage, high availability, high performance, and scalability.

Sentir Utilizes Distributed Storage System

Online Replication

Sentir’s storage system can be configured to replication mode, which replicates files across storage servers, achieving high availability of files in the storage system. Accessing files is load balanced to multiple storage servers. This allows users to access files on demand as long as one storage server is available. This online replication is an active-active model, where every server is serving requests at the same time, compared with active-passive models where data is backed up to a slave server in the background and only the master server is serving requests. The active-active model is superior because it fully utilizes the computation of all storage servers, resulting in better performance.

Scale-Out Storage

The scalability of traditional storage systems has limitations. As one’s business grows, the storage capacity may prove insufficient and require expansion. In traditional storage systems, performance can be improved by replacing the controller. However, the storage system needs to be shut down to make the replacement. Additionally, the capability of the controller is limited by the performance of its CPU. With scale-out storage, performance can be increased by simply adding more storage servers to the system. More storage servers in the system yield better performance. Our distributed, scale-out storage system allows customers to add more capacity without interruption. Every new storage server contributes its computing power as well as adds capacity to the system. Our scale-out storage also provides flexibility to users. Because our scale-out storage system is flexible, customers do not need to decide how many servers they need to accommodate future data storage requirements. Our storage system allows on-line expansion, meaning that customers can expand storage capacity as needed, minimizing capital expenditures.

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

The Iveda Difference

●	We have over ten years of cloud video surveillance experience.

●	We have provided cloud video surveillance technology to customers, including small businesses, law enforcement, cities and municipalities, and other government entities in the United States, Mexico, and Asia.

●	We have built and managed our enterprise-class cloud video infrastructure from the ground up. We designed our own cloud video platform architecture for optimal scalability, flexibility, security, and high availability.

●	We offer our Sentir platform, which provides multiple cloud-enabled product offerings for a multitude of applications and industries, including in-vehicle streaming video, smartphone video streaming, and plug-and-play cameras.

●	We have a SAFETY Act Designation by DHS as a Qualified Anti-Terrorism Technology provider since 2009 and received a Certification in January 2016.

Devices Enabled for Sentir

ZEE – Plug-and-Play Cloud Cameras

Our ZEE cameras are enabled for Sentir, a cloud-managed video hosting platform. These inexpensive, plug-and-play cloud cameras are specifically designed with consumers and small businesses in mind. With Sentir, consumers and small businesses can eliminate the hours of network setup and upkeep of ZEE cameras in numerous locations. The solution provides an inexpensive and easy-to-install enterprise-level video surveillance solution for home, office, or business that can be accessed anywhere in the world using our online dashboard from virtually any Internet-enabled smartphone, tablet, or computer. Our ZEE camera line currently includes indoor, outdoor, fixed, and pan/tilt (“P/T”) cameras. We offer the Sentir platform with our ZEE cameras to our telecommunications company clients to bundle with their existing products and services.

VEMO – In-Vehicle Streaming Video Surveillance System

VEMO is an in-vehicle video surveillance system enabled for Sentir. Live video from vehicles is hosted in the cloud and centrally managed. High resolution video is recorded on a local hard drive up to two terabytes. Videos can be accessed from one dashboard, which includes VEMO GPS, enabling end users to track the current location of their vehicles. VEMO is a fully integrated, in-vehicle surveillance system that allows for streaming live to the cloud, utilizing the Sentir platform. VEMO is ideal for law enforcement, school buses, commercial transportation, and emergency response vehicles where visibility of ongoing events is crucial.

Pricing Strategy

Our pricing strategy is simple: we charge our customers (service providers) a monthly Sentir licensing fee per camera, based on a certain volume commitment. The monthly fee includes initial installation of Sentir software, software maintenance, updates, and patches. Our service provider customers then account for our licensing fees and their data center costs when pricing the cloud video surveillance service or bundle. We price our ZEE cameras and other Sentir-enabled devices on a per-unit basis, subject to volume discounts.

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

Historically, a significant portion of our revenue has come from a limited number of key customers. U.S.-based segment revenue from two customers represented approximately 66% of total U.S.-based segment revenue for the year ended December 31, 2015, and U.S.-based segment accounts receivable from one customer represented approximately 62% of total U.S.-based segment accounts receivable at December 31, 2015. Taiwan-based segment revenue from two customers represented approximately 67% of total Taiwan-based segment revenue for the year ended December 31, 2015, and Taiwan-based segment accounts receivable from three customers represented approximately 85% of total Taiwan-based segment accounts receivable at December 31, 2015.

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

Business Strategy

Our business strategy consists of the following:

●	Licensing to Reseller/Service Providers for Distribution to Subscribers/End Users

●	Actively engage with telecommunications companies in the United States, Mexico, Asia, and Africa for Sentir licensing.

●	Streamline the process of bringing in a new reseller/service provider to expedite going to market.

●	Create and document processes for every stage of engagement with a new service provider (i.e., business plan, implementation, installation, training, customer service, and billing).

●	Marketing

●	Provide marketing plan, including sample sales and marketing materials to service providers demonstrating the features and benefits of cloud video surveillance and the value of cloud-hosted video surveillance compared with traditional systems (e.g., powerpoint presentations, billing statement promos, data sheets, brochures, white papers, and case studies).

●	Provide partnernet portal for service providers to access the latest versions of technical and marketing materials.

●	Enhance search engine optimization (SEO) of our website periodically.

●	Infrastructure/Security/R&D

●	Develop new products with technology partners in Asia to enhance and enable our video surveillance technology.

●	Incorporate another layer of security to our edge devices to further enhance the value of our products and services.

●	Continuously improve our Sentir platform.

●	International Business Development

●	Solicit manufacturers to embed our Sentir firmware into their devices to place more Sentir-enabled devices into the marketplace.

●	Leverage MEGAsys’s existing relationships with software developers and manufacturers in Asia to produce higher quality cameras at reduced cost.

●	Partner with data centers worldwide to fulfill hosting services for service providers that either lack data centers or choose not to host Sentir on their data centers.

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

Although we have not historically sought any patent protection, we intend to secure appropriate national and international trademark protections with the intention of prosecuting any infringements. To date, we have solely relied on trade secrets, software security measures, and nondisclosure agreements to protect our proprietary information. We own registered trademarks for Iveda Solutions and its logo, Iveda and its logo, Sentir, ZEE, VEMO, IvedaXpress, IvedaEnterprise, IvedaMobile, IvedaXchange, IvedaOnBoard, IvedaPinPoint, IvedaSentry, and SafeCiti from the U.S. Patent and Trademark Office.

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

In April 2009, DHS approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014. In January 2016, our Designation was elevated to Certification. Any amendments or interpretive guidance related to the SAFETY Act may affect our ability to retain our SAFETY Act Certification and may increase the costs of compliance. Because we view our SAFETY Act Certification as a differentiating factor among our industry peers, if laws and regulations change relating to the SAFETY Act or if we fail to comply with the SAFETY Act in the future, our business, financial condition, and results of operations could be materially and adversely affected.

Employees

As of December 31, 2015, we had 13 full-time employees in the United States and 19 full-time employees in Taiwan. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical, and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

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

Our common stock is traded on the OTC Bulletin Board under the symbol “IVDA.”

Available Information

Our principal executive offices are located at 460 S. Greenfield Road, Suite 5, Mesa, Arizona 85206 and our telephone number is (480) 307-8700. MEGAsys’s headquarters is located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd., Sanchong City, Taipei County 241, Taiwan (R.O.C.). We have two website addresses: www.iveda.com and www.mega-sys.com. Information contained on our websites does not constitute a part of this Annual Report on Form 10-K.

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (the “SEC”). Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The public can also obtain copies of any materials we file with, or furnish to, the SEC by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. or by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Risk Related to Our Business

Our Financial Statements Contain A Going Concern Opinion.

Our financial statements for the year ended December 31, 2015 were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the Audit Report on the Financial Statements for the year ended December 31, 2015 and Note 1 to those Financial Statements). Our financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved. There can be no assurance that we will be able to raise sufficient additional capital to continue our operations.

We Have Incurred Significant Net Losses Since Our Inception And May Not Be Able To Achieve Or Maintain Profitability On An Annual Basis In The Future.

We have incurred significant net losses since our inception. For the years ended December 31, 2015 and 2014, we incurred net losses of approximately $3.8 million and $5.7 million, respectively, and had accumulated losses of approximately $31.2 million through December 31, 2015. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. The expected growth due to the recent change in our revenue model may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

We Need To Raise Significant Additional Funding.

At our current estimated burn rate, we have sufficient capital to continue our operations for only a short period of time. Accordingly, we must raise capital to continue as a going concern. In December 2014, our Board of Directors approved raising up to $4.0 million through a private placement of preferred stock. As of the final closing on March 13, 2015, we raised approximately $3.1 million through the sale of our Series B Preferred Stock. There is no assurance that we can raise additional funding to continue as a going concern or to operate profitably. Any inability to obtain additional financing when needed could require us to significantly curtail or cease operations.

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

A Relatively Small Number Of Key Customers Account For A Significant Portion Of Our Revenue.

Historically, a significant portion of our revenue has come from a limited number of key customers. U.S.-based segment revenue from two customers represented approximately 66% of total U.S.-based segment revenue for the year ended December 31, 2015, and U.S.-based segment accounts receivable from one customer represented approximately 62% of total U.S.-based segment accounts receivable at December 31, 2015. Taiwan-based segment revenue from two customers represented approximately 67% of total Taiwan-based segment revenue for the year ended December 31, 2015, and Taiwan-based segment accounts receivable from three customers represented approximately 85% of total Taiwan-based segment accounts receivable at December 31, 2015. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

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

Payment terms for our U.S.-based segment require prepayment for our ZEE cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. MEGAsys provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. We have set up doubtful accounts receivable allowances of $329,447 and $1,569 for our Taiwan-based and U.S.-based segments, respectively, as of the year ended December 31, 2015. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers.

We Rely On MEGAsys, Our Taiwan Subsidiary, For A Significant Portion Of Our Revenue.

We rely on MEGAsys, our Taiwan subsidiary, for a significant portion of our revenue. For the years ended December 31, 2015 and 2014, MEGAsys’s operations accounted for 90% and 56% of our total revenue, respectively. If MEGAsys experiences a decline in customer demand for its services, an increase in supplier pricing, currency fluctuations, or general economic or governmental instability, our business, financial condition, and results of operations may be materially and adversely affected.

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

In April 2009, DHS approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014. In January 2016, our Designation was elevated to a Certification. Any amendments or interpretive guidance related to the SAFETY Act may affect our ability to retain our SAFETY Act Certification and may increase the costs of compliance. Because we view our SAFETY Act Certification as a differentiating factor among our industry peers, if laws and regulations change relating to the SAFETY Act or if we fail to comply with the SAFETY Act in the future, our business, financial condition, and results of operations could be materially and adversely affected.

We utilize a third party data center in Arizona. This data center is designed to meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers. However, The Failure Of Our Systems Could Result In A Material Adverse Effect To Our Business.

We utilize a third party data center in Arizona for our legacy hosting customers. This data center is designed to meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers, or TIA-942. The data center transmits data to our monitoring system via a secure Internet connection and offers the greatest reliability provided by the industry always-on service level in addition to offering a 100% uptime Service Level Agreement, due to a number of back-up measures. In April 2015 we entered into an assignment agreement for our monitoring service offering so that our operations will no longer be dependent upon our ability to support a complex network infrastructure and to avoid the risk of damage to both our monitoring center and the data center from fires, earthquakes, floods, hurricanes, power losses, war, terrorist acts, telecommunications failures, computer viruses, physical and electronic break-ins, and similar natural or manmade events. Despite our reduced reliance on data centers, our cloud-based systems may also be vulnerable to computer viruses, electronic break-ins, and similar disruptions.

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

The Timing Of Our Revenue Can Vary Depending On How Long Customers Take To Evaluate Our Platform.

It is difficult to forecast the timing of revenue because the development period for a customized system or solution may be lengthy. In addition, our larger customers may need a significant amount of time to evaluate our products before purchasing them, and our governmental customers are subject to budgetary and other bureaucratic processes that may affect the timing of payment. The period between initial customer contact and a purchase by a customer varies greatly depending on the customer and historically has taken several months. During the evaluation period, customers may defer or reduce proposed orders of products or systems for various reasons, including (i) changes in budgets and purchasing priorities, (ii) decreased market adoption expectations, (iii) a reduced need to upgrade existing systems, (iv) introduction of products by competitors, and (v) general market and economic conditions.

We Are Subject To Certain Risks Inherent In Managing And Operating Businesses In Many Different Foreign Jurisdictions.

We have significant international operations in Asia. There are risks inherent in operating and selling products and services internationally, including the following: different regulatory environments and reimbursement systems; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; foreign customers who may have longer payment cycles than customers in the United States; fluctuations in foreign currency exchange rates; tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements; the imposition of tariffs, exchange controls, or other trade restrictions; general economic and political conditions in countries where we operate or where our customers reside; government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash; potential adverse tax consequences; security concerns and potential business interruption risks associated with political or social unrest in foreign countries where our facilities or assets are located; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries; required compliance with a variety of foreign laws and regulations; and differing customer preferences. The factors described above may have a material adverse effect on our business, financial condition, and results of operations.

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

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. As of December 31, 2015, we had approximately $25.0 million of federal and $21.0 million of state net operating loss carryforwards, which we believe could offset otherwise taxable income in the United States, California, and Arizona. Our federal net operating loss carryforwards begin to expire in 2025. Our state net operating loss carryforwards, which are applicable in California and Arizona, began to expire in 2014. Although these net operating loss carryforwards may be used against taxable income in future periods, we will not receive any tax benefits from the losses we incurred unless, and only to the extent that, we have taxable income during the period prior to their expiration. In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended.

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

ITEM lB – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We currently rent for our principal executive offices approximately 2,500 square feet on a month to month basis for $3,000 per month. We have vacated and are negotiating the early cancelation of our prior lease of approximately 5,779 square feet located in Mesa, Arizona. The terms of the lease required that we pay to Mesa Financial Plaza Investors, LLC, our third party landlord, minimum monthly payments ranging from $8,669 to $10,836. We believe that our current office space is adequate for the foreseeable future.

We previously leased three data centers pursuant to lease agreements that expired in September 2014 and February 2015. We are currently a party to a data center service agreement, which requires us to pay a hosting fee on a per-usage basis. Our data center service agreement expires in September 2017.

In July and September of 2015, MEGAsys renewed the leases for its principal executive offices in Taiwan, comprised of two suites totaling approximately 4,838 square feet. MEGAsys pays an aggregate of approximately $2,541 per month under the terms of the two leases, which expire on June 30, 2016 and September 14, 2016.

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

2015	High Bid	Low Bid

Quarter Ended December 31, 2015	$0.76	$0.30
Quarter Ended September 30, 2015	$0.75	$0.26
Quarter Ended June 30, 2015	$1.00	$0.41
Quarter Ended March 31, 2015	$1.15	$0.70

2014	High Bid	Low Bid

Quarter Ended December 31, 2014	$1.40	$0.74
Quarter Ended September 30, 2014	$1.75	$0.85
Quarter Ended June 30, 2014	$1.80	$1.10
Quarter Ended June 30, 2014	$1.80	$1.50

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of December 31, 2015, we had 27,906,739 shares of our common stock outstanding held by 226 shareholders of record, 4,003,592 shares of our Series A Preferred Stock outstanding held by 59 shareholders of record, and 302.5 shares of our series B Preferred Stock held by 12 shareholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

For equity compensation plans information refer to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

2015 Private Placement

On January 23, 2015, we completed the initial closing of a private placement of 265 shares of our Series B Preferred Stock at a purchase price of $10,000 per share (the “Original Issue Price”), together with Tranche A Warrants to acquire 1,766,665 shares of our common stock at an initial exercise price of $1.00 per share and Tranche B Warrants to acquire 1,766,665 shares of our common stock at an initial exercise price of $1,10 per share, and as of March 13, 2015, we have sold an additional 47.5 shares of our Series B Preferred Stock for the Original Issue Price, together with Tranche A Warrants to acquire 316,666 shares of our common stock at an initial exercise price of $1.00 per share and Tranche B Warrants to acquire 316,666 shares of our common stock at an initial exercise price of $1.10 per share (collectively, the “Private Placement”), with a number of new and existing institutional investors (collectively, the “Investors”). The Private Placement was made pursuant to a Securities Purchase Agreement, dated January 16, 2015, as amended (the “Purchase Agreement”), between us and the Investors. The Series B Preferred Stock is convertible into shares of our common stock (the “Conversion Shares”) at an initial conversion rate equal to the Original Issue Price divided by $0.75 (the “Conversion Price”). The Conversion Price is subject to certain adjustments as set forth in the Certificate of Amendment to our Articles of Incorporation filed with the Secretary of State of the state of Nevada on January 15, 2015. The Tranche A Warrants have an 18 month term and the Tranche B Warrants have a five year term.

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

In connection with the Purchase Agreement, we entered into the Registration Rights Agreement with the Investors. The terms of the Registration Rights Agreement require us to file a registration statement with the SEC covering at least 135% of the Registrable Securities (as defined in the Registration Rights Agreement) not already covered by an existing and effective registration statement by the Filing Deadline. On February 12, 2015, we entered into the Amendment with the Investors to extend the Filing Deadline to March 16, 2015. The Registration Rights Agreement, as amended, requires us to use our commercially reasonable efforts to cause each registration statement to be declared effective as soon as practicable and no later than the Effectiveness Deadline. If we experience an Event, we are required to pay to each Investor, on the business day immediately following the Filing Deadline or the Extended Filing Deadline, as applicable, and on each monthly anniversary of the Filing Deadline or the Extended Filing Deadline, as applicable, thereafter, liquidated damages equal to 1.5% of the aggregate purchase price paid by such Investor until the Event is cured or until the Registrable Securities are eligible for resale pursuant Rule 144 without manner or volume restrictions.

On April 21, 2016, we entered into an exchange agreement, or the Exchange Agreement, with an existing investor, pursuant to which (a) we amended the exercise price of such investor’s Tranche A Warrants to $0.35 per share, (b) the investor immediately exercised its existing Tranche A Warrants as amended, (c) we issued to the investor new Tranche A Warrants with an exercise price of $1.00 per share and an 18 month term beginning on the date of the Exchange Agreement, and (d) we adjusted the exercise price of the investor’s Tranche B Warrants to $0.35 per share. For additional information regarding the exchange refer to our Current Report on Form 8-K filed with the SEC on April 26, 2016.

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

Company Overview

We developed Sentir, a video surveillance management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, ISPs, data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

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

In April 2009, DHS approved us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. The designation gives us, our partners, and our customers certain liability protection. We became the first company to offer real-time IP video hosting and remote surveillance services with a SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014. In January 2016, after thoroughly reviewing the analysis of the DHS Office of SAFETY Act, the Deputy Under Secretary of Science and Technology determined that our technology satisfies the criteria set forth in Section 442(d)(s) of the SAFETY Act and in Section 25.8(a) of the regulations promulgated pursuant to the SAFETY Act and officially issued a Certification. A Certificate of Conformance of Technology was issued and our video surveillance products and services were placed on “Approved Products List for Homeland Security.”

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We generated accumulated losses of approximately $31.0 million through December 31, 2015. Over the last two years, we developed and implemented a multi-step plan to enable us to continue to operate with the goal of reporting operating profits. To date, we have achieved the following milestones and plan to continue to execute on our plan:

●	We developed Sentir, our cloud-based video management platform, and began executing on our strategy to license its use as a VSaaS offering to partners such as telecommunications companies, ISPs, data centers, and cable companies in order to gain access to their existing subscriber bases. We currently partner with four telecommunications companies that have subscriber bases of millions of users.

●	We introduced the ZEE® line of cloud, plug-and-play cameras. The camera line includes two indoor cameras, one outdoor camera, and one pan/tilt P/T camera. We utilize contract manufacturers for our cloud cameras and other cloud-enabled devices. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

●	We developed IvedaMobile® – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

●	We introduced IvedaHome, cloud-based home security and automation systems.

●	We signed an exclusive reseller agreement with a local group in Vietnam that will sell to the Vietnam Telecom and Integrator market under the name Iveda Vietnam.

●	We are actively collaborating with certain telecommunications companies in other countries to resell our products and services in their respective countries. Our initial shipments of ZEE cameras were sent in June and August 2014 for delivery to Filcomserve as reseller to the Philippine Long Distance Company (“PLDT”) for distribution to its customers.

●	In December 2014, we entered into an agreement (the “Debenture and Warrant Amendment”) with the holders of certain debentures (the “2013 Debentures”) and certain warrants (the “2013 Warrants”), pursuant to which the holders agreed to cancel the 2013 Debentures and convert them into an aggregate of 3,600,000 shares of our newly issued Series A Preferred Stock. As inducement to enter into the Debenture and Warrant Amendment, we issued to the holders, additional warrants to purchase shares of our common stock (the “Inducement Warrants”). In December 2014, our Board of Directors approved our company raising up to $4.0 million through the Private Placement. As of the final closing on March 13, 2015, we raised approximately $3.1 million through the sale of our Series B Preferred Stock.

●	We launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

●	We reduced our U.S.-based segment operating costs by eliminating its direct project-based sales channel and all costs related to project-based sales as well as our real time monitoring services to focus our activities and resources on licensing Sentir.

●	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. Mr. Brilon has strong ties with the investment community and has extensive experience with strategic growth planning and domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, Mr. Brilon was appointed as our President.

Results of Operations for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net Revenue

We recorded net consolidated revenue of $3.1 million for the year ended December 31, 2015, compared with $2.2 million for the year ended December 31, 2014, an increase of $0.9 million, or 41%. In fiscal 2015, our recurring service revenue was $213,091, or 7% of consolidated net revenue, and our equipment sales and installation revenue was $2.8 million, or 93% of net revenue. For the year ended December 31, 2014, our recurring service revenue was $579,940, or 27% of net revenue, and our equipment sales and installation revenue was $1.6 million, or 71% of net revenue. The increase in total revenue in 2015 compared with the same period in fiscal 2014 is attributable primarily to increased equipment sales from MEGAsys.

Cost of Revenue

Total cost of revenue was $2.4 million (78% of revenue; gross margin of 22%) for the year ended December 31, 2015, compared with $1.6 million (74% of revenue; 26% gross margin) for the year ended December 31, 2014, an increase of $0.8 million, or 48%. The increase in cost of revenue was primarily driven by increased MEGAsys revenue. The decrease in overall gross margin was primarily attributed to the write down of the value of U.S. based inventory to market value.

Operating Expenses

Operating expenses were $4.0 million for the year ended December 31, 2015, compared with $5.5 million for the year ended December 31, 2014, a decrease of $1.5 million, or 33%. This decrease in operating expenses in 2015 compared with 2014 is due primarily to decreased direct sales and sales support personnel, reduced direct marketing, reduced financial consulting, and reduced research and development expenses.

Loss from Operations

Loss from operations decreased to $3.3 million for the year ended December 31, 2015, compared with $5.0 million for the year ended December 31, 2014, a decrease of $1.7 million, or 33%. A majority of the decrease in loss from operations of $1.7 million, or 33%, was primarily due to an increase in revenue and gross margin and a decrease in operating expenses. The majority of the total loss from operations was attributable to our U.S.-based segment and an offset of $218,183 in income was attributable to our Taiwan-based segment.

Other Expense-Net

Other expense-net was $435,482 for the year ended December 31, 2015, compared with $681,663 for the year ended December 31, 2014, a decrease of $246,181, or 36%. The significant decrease in other expense includes a $0 charge for loss on debt conversion in 2015 and $333,675 charge for loss on debt conversion in 2014.

Net Loss

Net loss was $3.7 million for the year ended December 31, 2015, compared with $5.7 million for the year ended December 31, 2014. The decrease of $2.0 million, or 33%, in net loss was caused by an increase in revenue and gross margin and a decrease in operating expenses.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $115,568 in our U.S.-based segment and $91,357 in our Taiwan-based segment, compared with $26,661 in our U.S.-based segment and $61,239 in our Taiwan-based segment as of December 31, 2014. This increase in our cash and cash equivalents is primarily a result of the increase in revenue and prepaid license fees from our Vietnam exclusive reseller. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the year ended December 31, 2015 was $2.8 million compared with $5.0 million during the year ended December 31, 2014. Cash used in operating activities for the year ended December 31, 2015 consisted primarily of the net loss offset by approximately $216,700 in non-cash stock option compensation. Cash used in operating activities for the year ended December 31, 2014 consisted primarily of the net loss offset by approximately $373,000 in non-cash stock option compensation.

Net cash provided by investing activities for the year ended December 31, 2015 was $96,635. Net cash used in investing activities during the year ended December 31, 2014 was $268,650.

Net cash provided by financing activities for the year ended December 31, 2015 was $2.5 million compared with $4.8 million during the year ended December 31, 2014. Net cash provided by financing activities in 2015 consisted primarily of proceeds from the sale of Series B Preferred Stock. Net cash provided in 2014 consisted primarily of long-term debt proceeds, short-term debt proceeds, and related party short-term debt proceeds.

We have experienced significant operating losses since our inception. At December 31, 2015, we had approximately $25.0 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2015. We also had approximately $21.0 million in state net operating loss carryforwards, which began to expire in 2014.

We have limited liquidity and have not yet established a stabilized source of revenue sufficient to cover operating costs, based on our current estimated burn rate. We have negative working capital of $1.3 million, which means that our current liabilities exceed our current assets by that amount. Accordingly, our continuation as a going concern is dependent upon our ability to generate greater revenue through increased sales and/or our ability to raise additional funds through the capital markets. During the year ended December 31, 2014, we entered into debenture agreements with certain members of our Board of Directors (see Note 2 to the consolidated financial statements) to generate cash and those notes are still outstanding. During the year ended December 31, 2014, we also engaged an investment bank to assist in evaluating potential equity financing opportunities. The investment bank became the exclusive placement agent for the Private Placement that had an initial closing date of January 23, 2015 for approximately $2.6 million. We sold additional shares in the Private Placement and as of March 13, 2015, we raised $3.1 million. No assurance can be given that we will be successful in future financing and revenue-generating efforts. Even if funding is available, we cannot assure investors that it will be available on terms that are favorable to our existing stockholders. Additional funding may be achieved through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of our existing stockholders. In addition, these newly issued securities may have rights, preferences, or privileges senior to those of our existing stockholders. Accordingly, such a financing transaction could materially and adversely impact the price of our common stock.

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

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. U.S.-based segment revenue from two customers represented approximately 94% of total revenue for the year ended December 31, 2015, and U.S.-based segment accounts receivable from one customer represented approximately 62% of total accounts receivable at December 31, 2015. Taiwan-based segment revenue from three customers represented approximately 85% of total revenue for the year ended December 31, 2015, and Taiwan-based segment accounts receivable from two customers represented approximately 67% of total accounts receivable at December 31, 2015. No other customers represented greater than 10% of total revenue in 2015 and 2014.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for our ZEE cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment had 38% of gross accounts receivable aged over 180 days at December 31, 2015, we provide an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. Our U.S.-based segment, had allowances for doubtful accounts receivable of $1,568 and $0 for the years ended December 31, 2015 and 2014, respectively. Our Taiwan-based segment, had allowances for doubtful accounts receivable of $409,347 and $342,494 for the years ended December 31, 2015 and 2014, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer and we generally do not charge interest on past due receivables.

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

Basis of Accounting and Going Concern

Our financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $31.0 million through December 31, 2015 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Revenue and Expense Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) title transfer has occurred, (3) the price is fixed or readily determinable, and (4) collectability is reasonably assured. We recognize revenue in accordance with ASC 60, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. Revenue from monitoring services are recognized when the services are provided. Expenses are recognized as incurred.

Revenue from fixed-price equipment installation contracts are recognized on the percentage-of-completion method. The percentage completed is measured by the costs incurred to date as a percentage of estimated total costs for each contract. This method is used because we consider expended costs to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs and revenue, it is at least reasonably possible that the estimates used will change.

Contract costs include all direct material, subcontractors, labor costs, and equipment costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Profit incentives are included in revenue when their realization is reasonably assured. Claims are included in revenue when realization is probable and the amount can be reliably estimated.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenue recognized.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2011 and 2010 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, was estimated using the “minimum value method” as prescribed by the original provisions of ASC 718, “Accounting for Stock-Based Compensation” and therefore, no compensation expense was recognized for these awards in accordance with ASC 718. We recognized $216,700 and $373,000 of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively.

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

Effective December 1, 2014, we entered into the Debenture and Warrant Amendment with the holders of the 2013 Debentures pursuant to which we amended the terms of the 2013 Debentures and the 2013 Warrants. As a result of the Debenture and Warrant Amendment, on December 9, 2014, the 2013 Debentures were cancelled and the entire outstanding principal amount of the 2013 Debentures was converted into 3,600,000 shares of newly issued Series A Preferred Stock. The Series A Preferred Stock is entitled to receive an automatically accruing dividend at a rate of 9.5% per annum dating back to the original issue date of the 2013 Debentures and is convertible into shares of our common stock at the election of the holder at any time, or automatically on June 30, 2017, at a conversion price of $1.00 per share of our common stock, subject to certain adjustments. The conversion price adjusted to $0.97 per share as of January 23, 2015 and then $0.86 per share as of April 21, 2016, as a function of the anti-dilution provisions contained in the Series A Preferred Stock and the sale of our Series B Preferred Stock and subsequent price conversion adjustments. The Series A Preferred Stock is also entitled to a preference upon sale or liquidation of our company in the amount of $1.00 per share, subject to certain adjustments.

We also amended the terms of the 2013 Warrants to reduce the exercise price from $1.65 per share of our common stock to $1.00 per share of our common stock, which was adjusted again to $0.75 as of January 23, 2015 as a function of the anti-dilution provisions contained in the 2013 Warrants and the sale of our Series B Preferred Stock. As inducement to enter into the Debenture and Warrant Amendment, we issued Inducement Warrants to purchase an aggregate of 218,165 shares of our common stock at an exercise price of $1.00 per share, which was also adjusted to $0.75 as of January 23, 2015 and adjusted to $0.35 as of April 21, 2016 a function of the anti-dilution provisions contained in the Inducement Warrants and the sale of our Series B Preferred Stock and subsequent price adjustments. If exercised, the Inducement Warrants will provide us with gross proceeds of approximately $76,357. Each holder received an Inducement Warrant to acquire the number of shares of our common stock equal to 66.67% of the number of shares issuable under such holder’s 2013 Warrant, which is exercisable for a period of five years.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by Rule 13a-15(c) under the Exchange Act. We utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (1992) in performing this assessment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Identified Material Weakness

As of December 31, 2015, we need to hire additional employees at MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2016.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

Segregation of Duties

As of December 31, 2015, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Each member of our Board of Directors serves a one-year term and is subject to re-election at our Annual Meeting of Stockholders. The following table sets forth all executive officers and directors of our company as of May 5, 2016:

Name	Age	Position
David Ly	40	Chief Executive Officer and Chairman of the Board of Directors
Robert J. Brilon	55	President, Chief Financial Officer and Treasurer
Luz A. Berg	54	Chief Marketing Officer and Corporate Secretary
Joseph Farnsworth	56	Director
Alejandro Franco	63	Director
Robert D. Gillen	61	Director
Chen-Ho (Alex) Kuo	53	Director
Gregory Omi	54	Director

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

Robert J. Brilon has served as our President since February 2014 and as our Chief Financial Officer and Treasurer since December 2013. Mr. Brilon served as our Executive Vice President of Business Development from December 2013 to February 2014 and as our interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a B.S. in Business Administration from the University of Iowa.

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

Joseph Farnsworth has served as a director of our company since January 2010. Mr. Farnsworth has served as President and as a director of Farnsworth Realty & Management Co., an Arizona-based privately held real estate company, and as a director of Farnsworth Development, a closely held real estate developer, since 1995. Mr. Farnsworth has also served as a director of The Farnsworth Companies since 2008. From 1990 to 1995, Mr. Farnsworth served as President of Alfred’s International, with operations in China and Korea. Prior to that, Mr. Farnsworth served as President of Farnsworth International, a real estate investment company based in Taipei, Taiwan from 1987 to 1991. Mr. Farnsworth holds a B.S. in Real Estate Finance from Brigham Young University and is a licensed real estate broker in Arizona. We believe Mr. Farnsworth’s experience leading companies with operations in Asia and his business and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Robert D. Gillen has served as a director of our company since November 2011. Mr. Gillen founded and has served as President of the Law Offices of Robert D. Gillen, Ltd., a law firm located in Scottsdale, Arizona and Naperville, Illinois, which specializes in advising small- and medium-size businesses on domestic and international tax planning, since 1979. Mr. Gillen retired in October 2014. Mr. Gillen holds a B.S. in Business Administration from the University of Illinois and a J.D. from the Illinois Institute of Technology – Chicago Kent College of Law. Mr. Gillen also has extensive experience educating, CPAs, attorneys, and other financial and business professionals about asset protection and tax planning. We believe Mr. Gillen’s experience advising, clients operating the cellular industry, his experience leading a business involved in the lease and sale of cellular sites, his experience navigating international business and legal issues, and his prior board experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Chen-Ho (Alex) Kuo has served as a director of our company since November 2011 and served as our Chief Strategy Officer from July 2011 to August 2015. Mr. Kuo served as our Senior Vice President of Global Strategies-Asia from May 2011 to July 2011 and as a consultant to our company from November 2010 to May 2011. Mr. Kuo has also served as a General Partner of Vannogate, Inc., a business consulting company, since September 2013. Mr. Kuo served as President of Xserve India Pvt Ltd, from March 2001 to March 2006. From 1992 to 2000, Mr. Kuo served as Senior Director of Acer, a hardware and electronics company. Prior to that, Mr. Kuo held various Vice President and Senior Vice President positions at several companies, including China Security and Surveillance Technology, FalconStor Software, and Global Data Solutions Limited. Mr. Kuo also serves as an instructor at the Cloud Computing Industry Association of Taiwan. Mr. Kuo holds a B.S. in Atmospheric Sciences and Meteorology from National Taiwan University and a Master’s degree in Science and Technology Innovation Management from George Washington University. We believe Mr. Kuo’s previous experience as our Chief Strategy Officer, his extensive knowledge and understanding of the technology and software industries, and his business and engineering expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Gregory Omi has served as a director of our company since October 2009. Mr. Omi served as a senior programmer for Zynga, an online and mobile social gaming company, from November 2009 to March 2014. Prior to that, Mr. Omi served as a programmer for Monkey Gods, LLC, a video game developer, from January 2009 to November 2009. Mr. Omi also served as Senior Programmer for Flektor, Inc., a developer of online audio and video editing tools, from October 2006 to January 2009. From October 1996 to June 2006, Mr. Omi served as a Senior Programmer for Naughty Dog, a computer game developer. Prior to that, Mr. Omi served in programming roles for 3DO from 1992 to 1996, TekMagic in 1992, Epyx from 1986 to 1992, Atari in 1991, Nexa from 1982 to 1983 and 1985 to 1986, and HES in 1983. Mr. Omi attended DeVry Institute in Phoenix, Arizona from 1979 to 1980 where he studied industrial electronics engineering. We believe Mr. Omi’s extensive experience as a director of our predecessor, his experience in the software development industry, including with computer programming and software coding, his knowledge and understanding of technology and computer programming, and his business and engineering expertise provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2015, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or a 10% stockholder timely complied with all Section 16(a) filing requirements during the year ended December 31, 2015.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors, and employees. We also adopted a separate Code of Ethics that applies to our Chief Executive Officer and Senior Financial Officers, which supplements our Code of Conduct and Ethics. Both our Code of Conduct and Ethics and our supplemental Code of Ethics for our Chief Executive Officer and Senior Financial Officers were filed as Exhibits 14.1 and 14.2, respectively, to our Annual Report on Form 10-K filed with the SEC on April 15, 2010. Our Code of Conduct and Ethics and our Code of Ethics for our Chief Executive Officer and Senior Financial Officers are available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at 460 S. Greenfield Road, Suite 5, Mesa, Arizona 85206.

Director Nomination Procedures

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors during our last fiscal year.

Audit Committee

The Audit Committee currently consists of Messrs. Farnsworth (Chairman), and Gillen, each of whom is an independent director of our company. Mr. Farnworth replaced the former Chairman, Mr. Staudohar, when Mr. Staudohar resigned as a director of our company in August 2015. Our Board of Directors has determined that Mr. Farnsworth, whose background is described above, qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC.

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

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	All Other Compensation (3)	Total
David Ly Chairman and Chief	2015	$190,046	$25,000	–	$45,678	$9,493	$270,217
Executive Officer	2014	$195,846	–	–	$12,112	$9,753	$217,711

Robert J. Brilon President, Chief	2015	$180,009	$25,000	–	$45,678	–	$250,687
Financial Officer and Treasurer	2014	$182,510	–	–	$54,474	–	$236,984

Luz A. Berg Chief Marketing Officer	2015	$165,026	–	–	$3,727	–	$168,753
and Corporate Secretary	2014	$170,077	–	–	$6,056		$176,133

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate probable grant date fair value of option awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	The amounts in this column reflect the amount of perquisites related to a vehicle allowance.

Outstanding Equity Awards as of December 31, 2015

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2015.

Name and Prinicpal Position	Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly	6/20/2011	300,000 (1)	-	-	$1.00	6/20/2021
Chairman and	12/18/2012	50,000 (1)	-	-	$1.10	12/18/2022
Chief Executive Officer	12/31/2013	50,000 (1)	-	-	$1.75	12/31/2023
	12/31/2014	50,000 (1)	-	-	$1.15	12/31/2024
	2/25/2015	100,000 (1)	-	-	$0.77	2/25/2025
	12/11/2015	200,000 (1)	-	-	$0.72	12/11/2025

Robert Brilon	12/1/2013	300,000 (2)	-	-	$1.00	12/1/2023
President, Chief	12/8/2014	100,000 (1)	-	-	$1.00	12/8/2024
Financial Officer, and	5/2/2014	100,000 (1)	-	-	$1.00	5/2/2024
Treasurer	12/31/2014	50,000 (1)	-	-	$1.15	12/31/2024
	2/25/2015	100,000 (1)	-	-	$0.77	2/25/2025
	12/11/2015	200,000 (1)	-	-	$0.72	12/11/2025

Luz Berg	12/30/2006	226,140 (1)	-	-	$0.10	12/30/2016
Chief Marketing Officer	9/10/2007	240,331 (1)	-	-	$0.10	9/10/2017
and Corporate Secretary	4/1/2008	425,712 (1)	-	-	$0.10	4/1/2018
	6/20/2011	500,000 (1)	-	-	$1.00	6/20/2021
	12/18/2012	25,000 (1)	-	-	$1.10	12/18/2022
	12/31/2013	25,000 (1)	-	-	$1.75	12/31/2023
	12/31/2014	25,000 (1)	-	-	$1.15	12/31/2024
	12/11/2015	25,000 (1)	-	-	$0.72	12/11/2025

(1)	The options became fully vested on the date of grant.

(2)	One-third of the options vested on the date of grant and each of the first and second annual anniversaries of the date of grant.

Equity Compensation Plans

On October 15, 2009, we adopted the 2009 Option Plan, with an aggregate of 1,500,000 shares issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 stock option plans by our predecessor. As of December 31, 2015, options to purchase 745,554 shares were outstanding under the 2009 Option Plan.

On January 18, 2010, we adopted the 2010 Option Plan, which allows our Board of Directors to grant options to purchase up to 1,000,000 shares of common stock to our directors, officers, key employees, and service providers. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. In 2012, the plan was further amended to increase the maximum number of shares that may be issued under the 2010 Option Plan to 13,000,000 shares. The shares under the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 2, 2010, June 24, 2011, and December 4, 2013. As of December 31, 2015, options to purchase 5,292,200 shares were outstanding under the 2010 Option Plan.

We have periodically issued warrants to purchase shares of our common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2015, warrants to purchase 7,417,303 shares of our common stock were outstanding, all of which were issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options.

Director Compensation

Non-employee directors receive stock-based compensation for their service on our Board of Directors and are reimbursed for their cost of attending meetings. For the year ended December 31, 2015, all of our non-employee directors received options to purchase 50,000 shares of our common stock as compensation for services during the year ended December 31, 2015. Mr. Kuo served as an employee-director of our company until his resignation on August 11, 2015 and a non-employee director from August 12, 2015 to December 31, 2015. We do not pay additional compensation to our directors for their service, either as Chair or as a member, on the Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee.

Name	Fees Earned or paid in Cash $	Stock Awards $	Options Awards $		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $	Options
Joseph Farnsworth			$7,455	(1)				$7,455	50000
Alejandro Franco			$7,455	(2)				$7,455	50000
Robert Gillen			$7,455	(3)				$7,455	50000
Alex Kuo			$7,455	(4)				$7,455	50000
Gregory Omi			$7,455	(5)				$7,455	50000

(1)	As of December 31, 2015, Mr. Farnsworth had outstanding options to purchase 380,000 shares of our common stock.

(2)	As of December 31, 2015, Mr. Franco had outstanding options to purchase 250,000 shares of our common stock.

(3)	As of December 31, 2015, Mr. Gillen had outstanding options to purchase 270,000 shares of our common stock.

(4)	As of December 31, 2015 Mr. Kuo had outstanding options to purchase 373,000 shares of our common stock.

(5)	As of December 31, 2015, Mr. Omi had outstanding options to purchase 420,000 shares of our common stock.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 5, 2016, for (i) each person known by us to be a beneficial owner of 5% or more of our outstanding common stock; (ii) each executive officer and director; and (iii) all directors and executive officers as a group. As of May 5, 2016, we had 29,517,676 shares of common stock outstanding, 3,938,077 shares of Series A Preferred Stock outstanding, 302.5 shares of Series B Preferred Stock outstanding, options to purchase 5,969,564 shares of common stock outstanding, and warrants to purchase 6,638,017 shares of common stock outstanding.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 5, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 5, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Iveda Solutions, Inc., 460 S. Greenfield Road, Suite 5, Mesa, AZ 85206.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner	Number	% of Total	Number	% of Total
Named Executive Officers and Directors:
David Ly(1)	4,055,181	13.4%	-	-
Robert Brilon(2)	1,014,287	3.3%	125,000	3.2%
Luz Berg(3)	1,492,183	4.8%	-	-
Joseph Farnsworth(4)	1,113,552	3.7%	-	-
Alejandro Franco(5)	500,000	1.7%	-	-
Robert Gillen(6)	1,777,049	5.9%	-	-
Chen-Ho (Alex) Kuo(7)	789,944	2.6%	38,000	1.0%
Gregory Omi(8)	1,323,859	4.4%
All executive officers and directors as a group (9 persons)(9)	12,066,055	34.7%	163,000	4.1%

5% Stockholders
Wolverine Flagship Trust (10)	6,400,758	18.4%	-	-
William Walsh (11)	2,100,000	7.1%	-	-
Squirrel Away, LLC (12)	1,507,049	5.1%	-	-
Phillip Lovell (13)	353,029	1.2%	350,000	8.9%
Gregory Stanford (14)	591,436	2.0%	423,490	10.8%

(1)	Includes options to purchase 750,000 shares of common stock, which are exercisable within 60 days of May 5, 2016.

(2)	Consists of (a) options to purchase 850,000 shares of common stock, which are exercisable within 60 days of May 5, 2016, (b) warrants to purchase 18,939 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (c) 145,348 shares of common stock issuable upon the conversation of Series A Preferred Stock.

(3)	Consists of (a) options to purchase 1,025,712 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (b) warrants to purchase 466,471 shares of common stock, which are exercisable within 60 days of May 5, 2016.

(4)	Includes (a) options to purchase 380,000 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (b) warrants to purchase 47,500 shares of common stock, which are exercisable with 60 days of May 5, 2016.

(5)	Consists of (a) options to purchase 250,000 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (b) 250,000 shares of common stock held by Amextel S.A. De C.V. an entity owned by Mr. Franco.

(6)	Consists of (a) options to purchase 270,000 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (b) 1,301,140 shares of common stock and warrants to purchase 145,000 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (c) $100,000 convertible notes convertible to common shares at $1 per share, convertible within 60 days of May 5, 2016, all held by Squirrel-Away, LLC, an entity owned by Mr. Gillen. (7) Consists of (a) options to purchase 350,000 shares of common stock, which are exercisable within 60 days of May 5, 2016 (b) 367,000 shares of common stock, warrants to purchase 5,758 shares of common stock, which are exercisable within 60 days of May 5, 2016, and 44,186 shares of common stock issuable upon the conversion of Series A Preferred Stock, all held by Vannogate Consulting, LLC, an entity owned by Mr. Kuo, and (c) options to purchase 23,000 shares of common stock, which are owned by Mr. Kuo’s wife, and which are exercisable within 60 days of May 5, 2016.

(8)	Includes (a) options to purchase 420,000 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (b) warrants to purchase 20,000 shares of common stock, which are exercisable within 60 days of May 5, 2016.

(9)	Includes (a) options to purchase 4,288,712 shares of common stock, which are exercisable within 60 days of May 5, 2016, (b) warrants to purchase 673,668 shares of common stock, which are exercisable within 60 days of May 5, 2016, and (c) 189,534 shares of common stock issuable upon the conversion of Series A Preferred Stock.

(10)	Includes (a) 3,999,999 shares of common stock issuable upon the conversion of Series B Preferred Stock, and (b) warrants to purchase 1,285,715 shares of common stock, which are exercisable within 60 days of May 5, 2016. The address for Wolverine Flagship Fund Trading Limited c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, Illinois 60604.

(11)	The address for Mr. Walsh is 117 North 2nd Avenue, Sterling, Colorado 80751.

(12)	Includes warrants to purchase 115,000 shares of common stock, which are exercisable within 60 days of May 5, 2016. The address for Squirrel-Away, LLC is 2370 W. State Route 89A, Suite 11-501, Sedona, AZ 86336.

(13)	Includes (a) 232,558 shares of common stock issuable upon the conversion of Series A Preferred Stock (b) warrants to purchase 30,303 shares of common stock, which are exercisable within 60 days of May 5, 2016, (c) 200,000 shares of common stock, 116,279 shares of common stock issuable upon the conversion of Series A Preferred Stock, and warrants to purchase 15,151 shares of common stock, which are exercisable within 60 days of May 5, 2016, all held by the Lovell Family Trust, of which Mr. Lovell serves as Trustee, and (d) 100,000 shares of common stock, 58,139 shares of common stock issuable upon the conversion of Series A Preferred Stock, and warrants to purchase 7,575 shares of common stock, which are exercisable within 60 days of May 5, 2016, all held by Philip Lovell Pension Plan. The address for Mr. Lovell is 4601 East Foothill Drive, Paradise Valley, Arizona 85253.

(14)	Consists of (a) 7,809 shares of common stock, 108,470 shares of common stock issuable upon the conversion of Series A Preferred Stock and warrants to purchase 15,151 shares of common stock, exercisable within 60 days of May 5, 2016, all held by Mr. Stanford’s wife, (b) 116,279 shares of common stock issuable upon the conversion of Series A Preferred Stock and warrants to purchase 15,151 shares of common stock, which are exercisable within 60 days of May 5, 2016, all held by the Gregory Stanford Family Trust, and (c) 271,177 shares of common stock upon the conversion of Series A Preferred Stock and warrants to purchase 37,879 shares of common stock, which are exercisable within 60 days of May 5, 2016, all held by Stanford Family Investments SD, LLC, an entity owned by Mr. Stanford. The address for Mr. Stanford is 6370 East Royal Palm Road, Paradise Valley, Arizona 85253.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	6,037,754	$0.95	7,678,300
Equity compensation plans not approved by stockholders	7,417,303	$0.97	-
Total	13,455,057	$0.96	7,678,300

(1) Consists of our 2009 Option Plan and 2010 Option Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Unless delegated to the Compensation Committee by our Board of Directors, the Audit Committee charter requires the Audit Committee to review and approve all related party transactions and to review and make recommendations to the full Board of Directors, or approve, any contracts or other transactions with current or former executive officers of our company, including consulting arrangements, employment agreements, change-in control agreements, termination arrangements, and loans to employees made or guaranteed by our company. We have a policy that we will not enter into any such transaction unless the transaction is determined by our disinterested directors to be fair to us or is approved by our disinterested directors or by our stockholders. Any determination by our disinterested directors is based on a review of the particular transaction, applicable laws and regulations, and policies of our company (including those published on our website). As appropriate, the disinterested directors of the applicable committees of the Board of Directors shall consult with our legal counsel.

On December 30, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, in the principal amount of $10,000. Under the terms of the agreement, interest is payable at 9.5% per annum. The debenture matured and the principal and accrued interest became payable on January 31, 2015. We paid the principal and accrued interest on the debenture in full on January 26, 2015.

On December 9, 2014, we entered into debenture agreement with Mr. Gillen, a member of our Board of Directors, in the principal amount of $100,000. Under the original terms of the debenture, interest is payable at 9.5% per annum, and the principal and accrued interest became due and payable on January 5, 2015. Mr. Gillen also received a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. As consideration for agreeing to extend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share. We paid the principal and accrued interest on the Gillen Debenture in full on February 4, 2015.

On October 14, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, in the principal amount of $35,000. Under the terms of the agreement, interest is payable at 9.5% per annum. The debenture matured and we paid the principal and accrued interest in full on February 4, 2015.

On September 10, 2014, we entered into a debenture agreement with Li-Min Hsu, the wife of Mr. Kuo, a member of our Board of Directors, in the principal amount of $30,000. Under the terms of the agreement, interest is payable at 9.5% interest per annum. The debenture matured and the principal and accrued interest became due and payable on February 9, 2015. Mrs. Hsu agreed to extend the maturity date of the debenture to December 31, 2015. As consideration for agreeing to extend the maturity date of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock at an exercise price of $0.77 per share. Ms. Hsu did not agree to extend the maturity date of the debenture and the debenture has not been repaid.

On September 8, 2014, we entered into a debenture agreement with Li-Min Hsu, the wife of Mr. Kuo, a member of our Board of Directors, in the principal amount of $100,000. Under the terms of the agreement, interest is payable at 9.5% per annum. The debenture matures and the principal and accrued interest became due and payable on February 7, 2015. Mrs. Hsu agreed to extend the maturity date of the debenture to December 31, 2015. As consideration for agreeing to extend the maturity date of the debenture, we granted Mrs. Hsu options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share. Ms. Hsu did not agree to extend the maturity date of the debenture and the debenture has not been repaid.

On August 28, 2014, we entered into a debenture agreement with Mr. Omi, a member of our Board of Directors, in the principal amount of $200,000. Under the terms of the agreement, interest is payable at 9.5% per annum. The debenture matures and the principal and accrued interest becomes due and payable on February 15, 2015. Mr. Omi agreed to extend the maturity date of the debenture to December 31, 2016. As consideration for agreeing to extend the maturity date of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock at an exercise price of $0.77 per share.

On November 19, 2012, we entered into a convertible debenture agreement with Squirrel-Away an entity owned by Mr. Gillen, a member of our Board of Directors, in the principal amount of $100,000 (the “Squirrel Debenture”). Under the original terms of the Squirrel Debenture, interest is payable at 10% per annum, and the principal and accrued interest became due and payable on December 19, 2014. The Squirrel Debenture is convertible into shares of our common stock on or before the maturity date at a conversion price of $1.10 per share. Squirrel-Away also received a warrant to purchase 10,000 shares of our common stock at an exercise price of $1.10 per share. On June 20, 2013, we paid $5,000 of interest on the Squirrel Debenture. Squirrel-Away agreed to subsequent extensions of the maturity date of the Squirrel Debenture, which currently matures on December 31, 2016.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Farnsworth, Franco, Gillen, and Omi do not have a relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board of Directors did not consider any relationship or transaction between our company and the independent directors not already disclosed in this Annual Report on Form 10-K in making this determination. Mr. Ly is an employee director and Mr. Kuo was an employee director through August 2015.

The Audit Committee currently consists of Messrs. Farnsworth (Chairman) and Gillen, each of whom is an independent director of our company. The Compensation Committee currently consists of Messrs. Farnsworth (Chairman) and Gillen, each of whom is an independent director of our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Gillen (Chairman), Omi, Farnsworth, and Franco, each of whom is an independent director of our company.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

On October 17, 2011, with the approval of the Audit Committee of the Board of Directors, we appointed AWC (CPA) Limited, formerly known as Albert Wong & Co., (“AW”) as our principal accounting firm. AW has served as the principal accounting firm for MEGAsys since 2008, a Taiwanese corporation acquired by Iveda in April 2011. Due to the larger business comprised by the MEGAsys subsidiary, we decided to replace our former principal accounting firm, Farber Hass Hurley LLP (“FHH”), with AW in order to increase efficiencies and reduce costs in its auditing procedures. FHH continues to assist AW with the audit of our U.S.-based segment. As described in our Current Report on Form 8-K filed with the SEC on May 10, 2016, effective April 30, 2016 AWC merged with Dominic K.F. Chan & Co to form a new entity, DCAW (CPA) Limited (“DCAW”). As a result of the merger, AW resigned as our independent registered public accounting firm. On May 4, 2016, the Audit Committee of the Board of Directors approved the engagement of DCAW as our independent registered public accounting firm.

We paid or accrued the following fees in each of the prior two fiscal years to DCAW (formerly AW), and FHH:

	Year Ended
	December 31, 2015	December 31, 2014
Audit fees	$143,000	$148,350
Audit-related fees	-	-
Tax fees	5,250	4,425
All other fees	-	-
Total	$148,250	$152,775

(1)	Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.

(2)	Tax fees consist primarily of tax related advisory services.

Audit Committee Pre-Approval Policies

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, DCAW and FHH. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by DCAW and FHH described above were approved by the Audit Committee pursuant to our Audit Committee’s pre-approval policy.

Our principal accountants, DCAW and FHH, did not engage any other persons or firms other than their respective full-time, permanent employees.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as Megasys), a corporation organized under the laws of the Republic of China, and the shareholders of Megasys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)

3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014)

3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 9, 2014 containing the rights and preferences of the Series A Preferred Stock (Incorporated by reference to the Form 8-K filed on December 15, 2014)

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of Nevada on January 15, 2015, containing the Designation of the Preferences, Rights and Limitations of the Series B Preferred Stock (Incorporated by reference to the Form 8-K filed on January 23, 2015)

4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)

4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)

4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)

4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)

4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.10	Form of Tranche A Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)

4.11	Form of Tranche B Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)

4.12	Registration Rights Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)

10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)

10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)

10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn, and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)

10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)

10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to Form 10-K filed on 3/30/2011)

10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)

10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012)

10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012)

10.15	Securities Purchase Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)

14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)

21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to Section 1350

32.2*	Certification of Principal Financial Officer Pursuant to Section 1350

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2016	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: June 10, 2016	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
President, Chief Financial Officer, and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	June 10, 2016
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	President, Chief Financial Officer, Treasurer	June 10, 2016
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director	June 10, 2016
Joseph Farnsworth

/s/ Alejandro Franco	Director	June 10, 2016
Alejandro Franco

/s/ Robert D. Gillen	Director	June 10, 2016
Robert D. Gillen

/s/ Chen Ho (Alex) Kuo	Director	June 10, 2016
Chen Ho (Alex) Kuo

/s/ Gregory Omi	Director	June 10, 2016
Gregory Omi

IVEDA SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of Iveda Solutions, Inc (“the Company”)

We have audited the accompanying consolidated balance sheets of Iveda Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DCAW (CPA) Limited
Hong Kong	DCAW (CPA) Limited
June 10, 2016	Certified Public Account

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$206,925	$87,900
Restricted Cash	294,066	979,095
Accounts Receivable, Net (including $27,512 and $0 from Related Party, 2015 and 2014, respectively)	996,566	358,804
Inventory, Net	176,910	387,918
Other Current Assets	316,210	647,659
Total Current Assets	1,990,677	2,461,376

PROPERTY AND EQUIPMENT, NET	189,094	532,512

OTHER ASSETS
Intangible Assets, Net	106,666	126,666
Other Assets	162,381	364,320
Total Other Assets	269,047	490,986

Total Assets	$2,448,818	$3,484,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,604,126	$2,166,246
Due to Related Parties	714,820	575,000
Short Term Debt	53,025	1,080,500
Derivative Liability	53,152	112,009
Current Portion of Long-Term Debt	-	34,610
Total Current Liabilities	3,425,123	3,968,365

LONG-TERM DIVIDENDS PAYABLE	653,242	272,901

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized, 4,003,592 shares issued and outstanding as of December 31, 2015 and 2014	40	40
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 302.5 and no shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 27,906,739 and 27,308,357 shares issued and outstanding as of December 31, 2015 and 2014, respectively	279	273
Additional Paid-In Capital	30,325,402	27,261,762
Accumulated Comprehensive Loss	(41,970)	(35,615)
Less Notes Receivable from Stockholder	-	(492,194)
Accumulated Deficit	(31,913,298)	(27,490,658)
Total Stockholders’ Equity (Deficit)	(1,629,547)	(756,392)

Total Liabilities and Stockholders’ Equity	$2,448,818	$3,484,874

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

REVENUE
Equipment Sales	$2,842,396	$1,558,723
Service Revenue	213,091	579,940
Other Revenue	16,125	47,080
TOTAL REVENUE	3,071,612	2,185,743

COST OF REVENUE	2,390,044	1,612,213

GROSS PROFIT	681,568	573,530

OPERATING EXPENSES
General & Administrative	4,018,528	5,533,214
Total Operating Expenses	4,018,528	5,533,214

LOSS FROM OPERATIONS	(3,336,960)	(4,959,684)

OTHER INCOME (EXPENSE)
Foreign Currency Gain	14,046	14,160
Gain on Derivatives and Debt Conversion	58,857	100,598
Gain (Loss) on Disposal of Assets	(131,692)	-
Interest Income	20,444	15,839
Interest Expense	(397,137)	(478,585)
Loss of Debt Conversion	-	(333,675)
Total Other Income (Expense)	(435,482)	(681,663)

LOSS BEFORE INCOME TAXES	(3,772,442)	(5,641,347)

BENEFIT (PROVISION) FOR INCOME TAXES	(12,572)	(15,826)

NET LOSS	$(3,785,014)	$(5,657,173)

BASIC AND DILUTED LOSS PER SHARE	$(0.14)	$(0.21)

WEIGHTED AVERAGE SHARES	27,568,989	27,054,450

See accompanying Notes to Consolidated Financial Statements.

F-4

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Net Loss	$(3,785,014)	$(5,657,173)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign	-	-
Currency Translation, Net of Tax	(6,355)	(4,945)

Comprehensive Loss	$(3,791,369)	$(5,662,118)

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

								Accumulated
		Common	Preferred	Preferred		Promissory		Other	Total
	Common	Stock	Stock	Stock	Additional	Note-	Accumulated	Comprehensive	Stockholder’s
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Stockholders	Deficit	Income (loss)	Equity (Deficit)

BALANCE AT DECEMBER 31, 2013	26,722,012	$267			$22,354,002		$(21,801,790)	$(30,670)	$521,809
Stock Option Based Compensation					373,000				373,000
Non-cash Compensation					18,580				18,580
Conversion of Convertible Debentures to Series A Preferred Stock			4,003,592	40	4,003,552				4,003,592
Dividends - Series A Preferred Stock							(31,695)		(31,695)
Exercise of Options and Warrants	586,345	6			512,628	(504,000)			8,634
Payment on Notes Receivable from Stockholder						11,806			11,806
Net Loss							(5,657,173)		(5,657,173)
Comprehensive Loss								(4,945)	(4,945)
BALANCE AT DECEMBER 31, 2014	27,308,357	$273	4,003,592	40	$27,261,762	(492,194)	$(27,490,658)	$(35,615)	$(756,392)
Stock Option Based Compensation					216,700				216,700
Non-cash Compensation					14,827	262,194			277,021
Series B Preferred Stock issued for Cash	143,333	1	303		3,125,000				3,125,001
Costs of Capital					(477,681)				(477,681)
Dividends Accrued - Series A & B Preferred Stock							(637,626)		(637,626)
Dividends Paid with Common Stock - Series B Preferred Stock	431,909	4			182,481				182,485
Exercise of Options and Warrants	23,140				2,313				2,313
Proceeds from Notes Receivable from Stockholder						230,000			230,000
Net Loss							(3,785,014)		(3,785,014)
Comprehensive Loss								(6,355)	(6,355)
BALANCE AT DECEMBER 31, 2015	27,906,739	$278	30,325,402	40	$30,325,402	$-	$(31,913,298)	$(41,970)	$(1,629,548)

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

SUPPLEMENTAL STATEMENTS OF CASH FLOWS YEARS ENDED

DECEMBER 31, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(3,785,014)	$(5,657,173)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	191,507	225,531
Amortization of Debt Discount	-	144,712
Amortization of Deferred Financing Costs	-	(2,894)
Gain on Derivatives and Debt Conversion	(58,857)	(58,789)
Stock Option Compensation	216,700	373,000
Bad Debt Expense	3,085	4,736
Inventory Valuation Allowance	145,000	45,000
Loss on Disposal of Assets	131,692	-
Common Stock Warrants Issued for Services	-	1,285
Common Stock Warrants Issued for Interest	14,827	17,295
Interest Converted to Series A Preferred Stock	-	3,592
Interest Converted to Dividends Payable	-	241,206
Deferred Finance Cost Charged to Interest	-	286,020
Prepayment Discount on Stockholder Note Receivable	262,194	-
(Increase) Decrease in Operating Assets
Accounts Receivable	(677,889)	(11,018)
Inventory	73,382	(109,102)
Other Current Assets	318,756	(517,189)
Other Assets	31,490	92,994
Increase (Decrease) in Accounts and Other Payables	469,903	(109,970)
Net Cash Used in Operating Activities	(2,663,224)	(5,030,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(27,442)	(268,650)
Proceeds from Sale of Equipment	18,130	-
Net Cash Provided by (Used in) Investing Activities	(9,312)	(268,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	671,245	123,133
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(1,022,516)	941,323
Proceeds from Notes Receivable from Stockholders	230,000	11,806
Proceeds from Exercise of Stock Options	2,313	8,636
Proceeds from (Payments to) Due to Related Parties	139,820	1,088,000
Proceeds from (Payments on) Long-Term Debt, Net of Payments	(34,500)	2,927,129
Payments on Capital Lease Obligations	-	(2,638)
Payments on Dividends	(2,956)	-
Deferred Finance Costs, Net	-	(263,325)
Common Stock Issued, Net of (Cost of Capital)	-	-
Series B Preferred Stock Issued, Net of (Cost of Capital)	2,811,666	-
Net Cash Provided by Financing Activities	2,795,072	4,834,064

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,511)	(6,479)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,025	(471,829)

Cash and Cash Equivalents- Beginning of Period	87,900	559,729

CASH AND CASH EQUIVALENTS - END OF PERIOD	206,925	$87,900

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

DECEMBER 31, 2015 AND 2014

	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$33,495	$48,491
Income Tax Paid	$11,007	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on Convertible Debt	$-	$117,564
Establishment of Derivative Liability	$-	$130,994
Common Stock Issued for Investor Relations	$7,500	$-
Common Stock Warrants Issued as Deferred Finance Costs	$-	$13,430
Convertible Debenture Converted to Series A Preferred Stock, Includes Related Parties of $163,000	$-	$3,600,000
Short Term Loans Converted to Series A Preferred Stock	$-	$400,000
Warrants Issued for Consulting Expense	$-	$1,285
Warrants Issued for Interest Expense	$7,327	$17,296
Warrants Issued as Inducement to Convert Debentures to Series A Preferred Stock	$-	$41,809
Deferred Finance Costs Allocated to Financing Costs	$313,334	$-
Revaluation of Stockholder Note Receivable	$262,194	$-
Conversion of Preferred Stock to Common Stock	$1	$-
Dividends Converted to Common Stock	$4	$-

See accompanying Notes to Consolidated Financial Statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We developed Sentir® video surveillance management platform with big data storage technology for flexible and scalable distribution of hosted video surveillance services to end users. Sentir has an enterprise-class video hosting architecture, utilizing robust data centers. Sentir is ideal for service providers such as telecommunications companies, Internet service providers (“ISPs”), data centers, and cable companies with an existing physical infrastructure that are looking to add video surveillance services to their customer offerings. Sentir allows scalability, flexibility, and centralized video management, access, and storage. The advantage this platform offers end users is that there is no need to buy and maintain video surveillance software and hardware. This platform enables real-time viewing and recorded playback of video on computers and mobile devices with push notifications and alerts. Our expertise allows us to enable large service providers to offer cloud-based plug-and-play video surveillance using our Sentir platform.

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

MEGAsys®, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia.

In April 2009, the Department of Homeland Security (“DHS”) approve us as a Qualified Anti-Terrorism Technology provider under a formal SAFETY Act Designation. The designation gives us, our partners, and our customers certain liability protection. We became the first company to offer real-time Internet Protocol (“IP”) video hosting and remote surveillance services with a SAFETY Act Designation. Our SAFETY Act Designation was renewed in October 2014. In January 2016, after thoroughly reviewing the analysis of the DHS Office of SAFETY Act, the Deputy Under Secretary of Science and Technology has determined that our technology satisfies the criteria set forth in Section 442(d)(s) of the SAFETY Act and in Section 25.8(a) of the Regulations and officially issued a Certification. A Certificate of Conformance of Technology was issued and our video surveillance products and services were placed on “Approved Products List for Homeland Security.”

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (dba MEGAsys), a company based in Taiwan. We consolidate our financial statements with the financial statements of MEGAsys. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $31 million from January 2005 through December 31, 2015 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We adopted a multi-step plan to enable us to continue to operate with the goal of reporting operating profits. To date, we have achieved the following milestones and plan to continue to execute on our plan:

●	We developed Sentir, our cloud-based video management platform, and began executing on our strategy to license its use as a Video Surveillance as a Service (“VSaaS”) offering to partners such as telecommunications companies, ISPs, data centers, and cable companies in order to gain access to their existing subscriber bases. We currently partner with four telecommunications companies with subscriber bases with millions of users.

●	We introduced the ZEE® line of cloud, plug-and-play cameras. The camera line includes two indoor cameras, one outdoor camera, and one pan/tilt (“P/T”) camera. We utilize contract manufacturers for our cloud cameras and other cloud-enabled devices. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

●	We developed IvedaMobile® – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

●	We introduced IvedaHome, cloud-based home security and automation systems.

●	We signed an exclusive reseller agreement with a local group in Vietnam that will sell to the Vietnam Telecom and Integrator market under the name Iveda Vietnam.

●	We are actively collaborating with certain telecommunications companies in other countries to resell our products and services in their respective countries. Our initial shipments of ZEE cameras were shipped in June and August 2014 for delivery to Filcomserve as reseller to the Philippine Long Distance Company (“PLDT”) for distribution to its customers.

●	In December 2014, our Board of Directors approved our company raising up to $4.0 million through the Private Placement. As of the final closing on March 13, 2015, we raised approximately $3.1 million through the sale of Series B Preferred Stock.

●	We launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

●	We reduced our U.S.-based segment operating costs by eliminating its direct project-based sales channel and all costs related to project-based sales as well as our real time monitoring services to focus our activities and resources on licensing Sentir.

●	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. Mr. Brilon has strong ties with the investment community and has extensive experience with strategic growth planning and domestic and foreign institutional investors, which will be instrumental to our market expansion, global distribution of our cloud video hosting platform and services, and raising capital to fund our growth. In February 2014, Mr. Brilon was appointed as our President.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the years ended December 31, 2015 and 2014.

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

Accounts receivable are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. U.S.-based segment revenue from two customers during 2015 represented approximately 66% of total revenues and one customers represented approximately 62% of the total U.S.-based segment accounts receivable of $6,550 as of December 31, 2015. Taiwan-based segment revenue from three customers during 2015 represented approximately 79% of total revenues and four customers represented approximately 94% of total Taiwan-based segment accounts receivable of $1,399,362 as of December 31, 2015. No other customers represented greater than 10% of total revenues in 2015 and 2014.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2015 and 2014, respectively, an allowance for uncollectible accounts of $1,568 and $0 was deemed necessary for our U.S.-based segment. As of December 31, 2015 and 2014, respectively, an allowance of $409,347 and $342,494 was established against the receivables of our Taiwan-based segment. We do not generally charge interest on past due receivables.

Trade receivables, net are comprised of the following:

	2015	2014

Trade receivables, gross	$1,407,481	$701,298
Allowance for doubtful accounts	(410,915)	(342,494)

Trade receivables, net	$996,566	$358,804

Other current assets are comprised of the following:

	2015	2014

Notes receivables	$-	$111,682
Deposits-current	221,788	163,833
Advance to suppliers	34,413	284,212
Prepaid expenses and other current assets	60,009	87,932

Other current assets	$316,210	$647,659

Notes Receivable

Notes receivable represents post-dated checks collected from customers in Taiwan. We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our Taiwan-based segment, notes receivables over 90 days are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2015 and 2014, no allowance for doubtful accounts was deemed necessary for our Taiwan-based segment. We do not generally charge interest on past due notes receivable.

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

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $145,000 and $45, as of December 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2015 and 2014 was $174,244 and $201,101, respectively.

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives of six months to ten years. Other intangible assets are fully amortized at December 31, 2015. Future amortization of trademarks is as follows:

2016	$20,000
2017	20,000
2018	20,000
Thereafter	46,666
Total	$106,666

Other Assets

Other assets are comprised of the following:

As of December 31,	2015	2014
Deposits-long-term	$16,790	$48,616
Deferred tax assets	145,591	151,357
Deferred finance costs	-	164,347

Other assets	$162,381	$364,320

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

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2015, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2015 for our U.S.-based segment. However, benefits of $145,591 and $151,357 are recorded on the balance sheet for our Taiwan-based segment for December 31, 2015 and December 31, 2014, respectively. See Note 11 for more information regarding those tax benefits.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2012 to 2014 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2010 to 2014 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	2015	2014
Accounts Payable	$1,470,263	$1,185,446
Accrued Expenses	816,993	966,520
Deferred Revenue	316,870	14,280
Accounts and Other Payables	$2,604,126	$2,166,246

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Research and Development

We invested $264,767 and $304,121 in research and development in 2015 and 2014, respectively, which we used to develop our Sentir cloud video surveillance platform and the integration of our ZEE cloud plug-and-play cameras. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development. Contracted software development costs are capitalized and then amortized once feasibility has been achieved.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2012 and 2011 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2015 and 2014, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $216,700 and $373,000 of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2015 and 2014. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	December 31, 2015
	Net Revenue	Net Assets (Liabilities)
United States	$305,240	$(1,191,417)
Republic of China (Taiwan)	$2,766,372	$(8,084)

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

	Twelve Months	Twelve Months	Condensed
	Ended Dec. 31, 2015	Ended Dec. 30, 2015	Consolidated
	Iveda	MEGAsys	Total

Revenue	$305,240	$2,766,372	$3,071,612
Cost of Revenue	337,472	2,052,572	2,390,044
Gross Profit	(32,232)	713,800	681,568
Depreciation and Amortization	177,465	14,042	191,507
General and Administrative	3,262,646	564,375	3,827,021
Gain (Loss) from Operations	(3,472,343)	135,383	(3,336,960)
Foreign Currency Gain	8,644	5,402	14,046
Gain on Derivatives	58,857	-	58,857
Loss on Disposal of Assets, Net	(131,692)	-	(131,692)
Interest Income	18,273	2,171	20,444
Interest Expense	(367,950)	(29,187)	(397,137)

Gain (Loss) Before Income Taxes	(3,886,211)	113,769	(3,772,442)
Benefit (Provision) for Income Taxes	-	(12,572)	(12,572)
Net Income (Loss)	$(3,886,211)	$101,197	$(3,785,014)

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories and property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	December 31,
	2015	2014
Revenue
United States	$305,240	$964,116
Republic of China (Taiwan)	2,766,372	2,208,890
Elimination of intersegment revenues	-	(987,263)
	$3,071,612	$2,185,743

	December 31,
	2015	2014
Operating Earnings (Loss)
United States	$(3,472,343)	$(4,939,752)
Republic of China (Taiwan)	135,383	(19,932)
	$(3,336,960)	$(4,959,684)

	December 31,
	2015	2014
Property and Equipment, Net
United States	$184,806	$514,707
Republic of China (Taiwan)	4,288	17,805
	$189,094	$532,512

	December 31,
	2015	2014
Additions to (Deletions from) Long-Lived Assets
United States	$(26,295)	$262,873
Republic of China (Taiwan)	(1,147)	5,777
	$(27,442)	$268,650

	December 31,
	2015	2014
Inventory
United States	$101,597	$271,797
Republic of China (Taiwan)	75,313	116,121
	$176,910	$387,918

	December 31,
	2015	2014
Total Assets
United States	$547,280	$1,149,776
Republic of China (Taiwan)	1,901,538	2,335,098
	$2,448,818	$3,484,874

Reclassification

Certain amounts in 2014 have been reclassified to conform to the 2015 presentation.

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

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

●	The private company lessee and the lessor are under common control;

●	The private company lessee has a leasing arrangement with the lessor;

●	Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

●	If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

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

NOTE 2 RELATED PARTIES

	2015	2014

During June 2015 MEGAsys entered into an unsecured loan agreement with two of its directors, Mr. Cheung and Mr. Shiau for $18,180 and $36,360, respectively. During July 2015 MEGAsys entered into additional unsecured loans from Mr. Cheung for $315,120. All of the loans are at maximum of 8.8% interest per annum and matured December 30, 2015. We paid the $284,820 principal balance and accrued interest on January 31, 2016.	284,820	-

On December 30, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum with interest and principal payable on January 31, 2015.		10,000

On December 9, 2014, we entered into a debenture agreement with Mr. Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum with interest and principal payable on January 5, 2015. Mr. Gillen also received a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. As consideration for agreeing to extend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share. We paid the principal and accrued interest on the Gillen Debenture in full on February 4, 2015.		100,000

On October 14, 2014, we entered into a debenture agreement with Mr. Joe Farnsworth, a member of our Board of Directors, for $35,000, at 9.5% interest per annum with interest and principal payable on February 5, 2015.		35,000

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo, a member of the Board of Directors, for $30,000, through his wife, Li-Min Hsu, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock with an exercise price of $0.77 per share.	30,000	30,000

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo's wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to pruchase 10,000 shares of our common stock with an exercise price of $0.77 per share.	100,000	100,000

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of Decemer 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock with an exercised price of $0.77 per share. This debenture was extended to December 31, 2016.	200,000	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the "Gillen I Debenture"), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 10,000 shares of common stock at an exercised price of $0.77 per share This debenture was extended to December 31, 2016.	$100,000	$100,000

Total Due to Related Parties	$714,820	$575,000
Less Current Portion	(714,820)	(575,000)
Less: Debt Discount	-	-
Total Long-Term	$-	$-

Related Party Transaction – During 2015 MEGAsys conducted business with a Taiwan based system integrator, Iwei DaSystem Ltd. and has one of MEGAsys directors as a common director also less than 2% shareholder of Iveda. The sales to the system integrator for 2015 was $366,209. At December 31, 2015 there was accounts receivable balance of $27,512 with similar terms and conditions as other customers. MEGAsys generally receives payment for products and services within one year of commencing the project.

NOTE 3 SHORT-TERM DEBT

Short-term bank loans were initiated throughout July, August, September, and December 2014.

The short term debt balances were as follows:

	December 31, 2015	December 31, 2014

Loan from Shanghai Bank at 3.24% interest rate per annum. Due Sept 2015 - March 2016.	$53,025	$325,500

Loan from Hua Nan Bank at 3.26% interest rate per annum. Due November - December 2015.	-	315,000

Loan from SinoPac Bank at 3.26% interest rate per annum. Due July 2015.	-	315,000

KTV Holding, LLC at 9.5% interest rate per annum. Paid January 26, 2015.	-	75,000

A&A Property Investments, Inc. at 9.5% interest rate per annum. Paid January 26, 2015	-	50,000

Balance at end of period	$53,025	$1,080,500

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liabiltiy
Balance as of December 31,2013	$15,320
Initial measurement of additional warrants	21,011
Increase in fair value of warrants	27,281
Balance as of December 31, 2014	$63,612

Decrease for value of Warrant	31,726
Balance as of December 31, 2015	$31,886

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

The carrying amounts for cash, accounts payable, accrued expenses, and short-term debt approximate their fair values due to the short period of time until maturity. The fair value of the convertible option and debenture warrants are measured by using the Black-Scholes option-pricing model. As of December 31, 2015 and 2014, the assumptions used to measure the fair value of the liability of the freestanding warrants included an exercise price of $1.00 per share, a purchase price of $1.00, maturity dates ranging from December 2018 through March 2020, and a volatility of approximately 20%. As of December 31, 2013, the assumptions used to measure fair value of the liability embedded in our debenture included a conversion price of $1.50, and our freestanding debenture warrants included a warrant exercise price of $1.65 per share, a common share price of $1.10, December 2018 maturity, and a volatility of approximately 21%.

The following table sets forth, by level within the fair value hierarchy, our financial instrument liabilities as of December 31,

	2015	2014
Derivative liability
Level I Quoted Prices	$-	$-
Level II Observable Inputs	-	-
Level III Unobservable Inputs	53,152	112,009

Total	$53,152	$112,009

The following table sets forth a summary of changes in the fair value of our Level 3 financial instrument liability as of December 31,

	2015	2014

Beginning Balance	$112,009	$39,804
Issued	-	172,803
(Gains) losses during the period	(58,857)	(100,598)
Settlements	-	-

Ending Balance	$53,152	$112,009

NOTE 6 LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
Loan from Chailease Finance Co., Ltd. with an interest rate at 5% per annum, due on May 30, 2015	$-	$34,610

	$-	$34,610
Less: Current portion	-	(34,610)

	$-	$-

NOTE 7 OPERATING LEASES

We lease our office facilities under a non-cancelable operating lease expiring December 2016 that requires minimum monthly payments ranging from $8,669 to $10,836. Rent expense was $112,612 and $113,957 for the years ended December 31, 2015 and 2014, respectively. We also had two non-cancellable data center service agreements for approximately $7,298 and $2,575 per month, which expired in September 2014 and were not renewed. We have a third non-cancellable data center service agreement for approximately $5,826 per month, which expired in March 2015. We have a fourth non-cancellable data center service agreement for approximately $10,038 per month, which expires in September 2017. Data center services expense was $78,241 and $195,552 for the years ended December 31, 2015 and 2014, respectively, and is included as a component of cost of revenue in the Statement of Operations.

In July and September of 2015, MEGAsys renewed the leases for its principal executive offices in Taiwan, comprised of two suites totaling approximately 4,838 square feet. MEGAsys pays approximately $2,571 per month in total under the terms of the two leases, which expire on June 30, 2016 and September 14, 2016.

Future minimum lease payments under these leases are as follows:

2016	220,854
2017	90,338
Balance at end of period	$311,192

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

In 2014, we issued a total of 586,345 shares of common stock upon exercise of certain options and warrants to purchase common stock.

In 2015, we issued a total of 598,382 shares of common stock with the following breakdown: 33,140 shares upon exercise of certain options and warrants to purchase common stock and payment for IR services in lieu of cash, 133,333 shares upon conversion of shares of Series B Preferred Stock, and 431,909 shares upon conversion of accrued Series B dividend to shares of common stock.

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

NOTE 10 STOCK OPTION PLAN AND WARRANTS

Stock Options

On October 15, 2009, we adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate number of 1,500,000 shares of common stock issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 Option plans under Iveda Corporation after the merger with Charmed Homes. As of December 31, 2015, options to purchase 745,554 shares of our common stock were outstanding under the 2009 Option Plan.

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 13,000,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333-164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). As of December 31, 2015, options to purchase 5,292,200 shares of our common stock were outstanding under the 2010 Option Plan.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2015, we had unrecognized stock-based compensation of $22,157 with a weighted-average term of approximately three years.

Stock option transactions during 2015 and 2014 were as follows:

	2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	5,953,227	$1.03	5,693,322	$1.07
Granted	1,048,000	0.72	1,322,000	1.22
Exercised	(23,140)	0.10	(56,345)	0.10
Forfeited or Canceled	(940,333)	1.17	(1,005,750)	1.55
Outstanding at End of Year	6,037,754	0.96	5,953,227	1.03

Options Exercisable at Year-End	5,969,879	0.97	5,577,185	1.10

Weighted-Average Fair Value of Options Granted During the Year	$0.15		$0.25

Information with respect to stock options outstanding and exercisable at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2015	Weighted-Average Exercise Price
$0.10 - $1.75	6,037,754	7	$0.96	5,969,879	$0.97

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2015	2014
Expected Life	6.7 yrs	6.25 yrs
Dividend Yield	0%	0%
Expected Volatility	18%	18%
Risk-Free Interest Rate	2.09%	2.26%

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

As of December 31, 2015, warrants to purchase 7,417,303 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Warrants may be exercised between a range of two to ten years following the date of the grant, with vesting schedules determined by us upon issue. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

Stock warrant transaction for 2015 and 2014 were as follows:

	2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Year	3,749,550	$1.00	3,883,641	$1.00
Granted	4,369,162	1.05	674,909	1.36
Exercised	-	-	(530,000)	0.96
Forfeited or Canceled	(701,409)	0.80	(279,000)	1.08
Outstanding at End of Year	7,417,303	0.97	3,749,550	0.97

Warrants Exercisable at Year-End	7,417,303	0.97	3,749,550	0.97

Weighted-Average Fair Value of Warrants Granted During the Year	$0.20		$0.15

Information with respect to warrants outstanding and exercisable at December 31, 2015 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2015	Weighted-Average Exercise Price
$0.10 - $1.65	7,417,303	2.4 Years	$1.00	7,417,303	$1.00

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for warrants granted.

	2015	2014
Expected Life	2.4	2.8
Dividend Yield	0%	0%
Expected Volatility	18%	19%
Risk-Free Interest Rate	1.96%	1.40%

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

NOTE 11 INCOME TAXES

U.S. Federal Corporate Income Tax

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

F-28

	2015	2014
Tax Operating Loss Carryforward - USA	$10,000,000	$8,877,000
Other	-	31,700
Valuation Allowance - USA	(10,000,000)	(8,908,700)
	$-	$-

The valuation allowance increased approximately $2.1 million, primarily as a result of the increased net operating losses of our U.S.-based segment.

As of December 31, 2015, we had federal net operating loss carryforwards for income tax purposes of approximately $25.0 million which will begin to expire in 2025. We also had Arizona and California net operating loss carryforwards for income tax purposes of approximately $19.4 million and $2.0 million, respectively, which began to expire in 2014. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration

2015	$3,400,000	2035
2014	5,230,000	2034
2013	5,600,000	2033
2012	2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025

The tax provision differs from the expense that would result from applying federal statutory rates to income before income taxes due to the effect of state income taxes and because certain expenses are deducted for financial reporting that are not deductible for tax purposes.

	2015	2014

Tax Benefit of 34%	$(1,321,000)	$(1,903,000)
Increase (Decrease) in Income Taxes Resulting from:

State Income Tax Benefit, Net of Federal Tax	(159,000)	(250,000)
Nondeductible Expenses	511,712	365,709
Valuation Allowance	968,288	1,787,291

Total	$-	$-

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

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and VAT tax reporting system and operating loss carry forwards that create deferred tax assets and liabilities are as follows:

December 31, 2015
US Dollar
Tax Operating Income - Taiwan	$327
Temporary Difference:	$-
VAT reporting system - Sales cut-off	$(199,028)
VAT reporting system - Cost & expenses cut-off	$312,583
Provision of Bad Debt	$(82,801)
Research & Development	$-
Permanent Difference:	$-
Other	$163,433

Adjusted Net Loss Before Tax - Taiwan	$194,514

Income tax expense (benefits) for the years ended December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Current:
Provision for Federal Income Tax 34%	$-	$-
Provision for TCIT (17%)	-	-
Provision for Undistributed Earnings Tax (10%)	-	-
Increase (Decrease) in Income Taxes Resulting from:
Pre-acquisition TCIT	-	-
Temporary Difference	42,184	(38,322)

Income Tax Expenses (Benefit)	$42,184	$(38,322)

RECONCILIATION OF DEFERRED TAX ASSET/(LIABILITIES)

2015
Deferred Tax Assets
Balance at Beginning of Year	$151,355
Temporary Difference	(42,184)
Foreign currency difference	36,420
Balance at End of Year	$145,591

NOTE 12 EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2015 and 2014 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2015 and 2014. Total common stock equivalents that could be convertible into common stock were 21,615,767 and 13,706,369 for 2015 and 2014, respectively.

	2015	2014

Basic EPS
Net Loss	$(3,785,014)	$(5,657,173)
Weighted Average Shares	27,568,989	27,054,450

Basic Loss Per Share	$(0.14)	$(0.21)

NOTE 13 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with New Taipei City, TECO Electric and Machinery Co., Ltd, and the Taiwan Stock Exchange Information Center, MEGAsys is required to provide after-project services. If MEGAsys fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to MEGAsys in the event of failure to provide after-project services in the future as of December 31, 2015 is $0.3 million.

NOTE 14 SUBSEQUENT EVENTS (UNAUDITED)

On April 21, 2016, certain Series B Preferred Shareholders exercised and exchanged $380,000 of shares of our Common Stock at a price of $0.35 per share of their Tranche A Warrants. The initial exercise price of the Tranche A Warrants was $1.00 and per the Exchange Agreement the Company offered to reduce the initial exercise price to $0.35 for the immediate exercise of the Tranche A Warrant and will replace those exercised with a replacement Tranche A Warrant with the same terms and conditions as the original warrant including the exercise price of $1.00 but with a new 18 month term from the date of the exchange.

The initial exercise price of the Tranche B Warrants was $1.10 and the Warrant Exchange Agreement adjusts these Tranche B Warrants to $0.35 exercise price. The exercise price of the Tranche B Warrants is subject to customary adjustments for issuances of shares of common stock as a dividend or distribution on shares of the common stock, or mergers or reorganizations, as well as “full-ratchet” anti- dilution adjustments for future issuances of other Company securities (subject to certain standard carve-outs).

As a result of this event, the exercise price of warrants issued to Series A Preferred Shareholders will adjust from $.75 to $.35 and conversion price of Series A Preferred shares to shares of common stock will adjust from $.97 to $.86 per anti-dilution rights of the agreement.

We have evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose.

