Form 10-Q
period 2016-03-31
Iveda Solutions, Inc.
filed 2016-06-20
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

460 S. Greenfield Road, Suite 5
Mesa, Arizona	85206
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 13, 2016 there were outstanding 29,530,676 shares of the registrant’s common stock, $0.00001 par value.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$184,917	$206,925
Restricted Cash	301,301	294,066
Accounts Receivable, Net (including $1,770 and $27,512 from Related Party, respectively)	631,634	996,566
Inventory, Net	209,297	176,910
Other Current Assets	347,950	316,210
Total Current Assets	1,675,099	1,990,677

PROPERTY AND EQUIPMENT, NET	166,224	189,094

Intangible Assets, Net	101,666	106,666
Other Assets	220,929	162,381
Total Other Assets	322,595	269,047

Total Assets	$2,163,918	$2,448,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts and Other Payables	$2,883,182	$2,604,126
Due to Related Parties	430,000	714,820
Short Term Debt	255,190	53,025
Derivative Liability	49,957	53,152
Current Portion of Long-Term Debt	45,846	-
Total Current Liabilities	3,664,175	3,425,123

LONG-TERM DEBT	39,824	-

LONG-TERM DIVIDENDS PAYABLE	748,328	653,242

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized, 3,963,077 and 4,003,592 shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively	40	40
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 302.5 outstanding as of March 31, 2016 and December 31, 2015		-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 28,161,500 and 27,906,739 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	282	279
Additional Paid-In Capital	30,413,214	30,325,402
Accumulated Comprehensive Loss	(38,874)	(41,970)
Accumulated Deficit	(32,663,071)	(31,913,298)
Total Stockholders’ Equity (Deficit)	(2,288,409)	(1,629,547)

Total Liabilities and Stockholders’ Equity	$2,163,918	$2,448,818

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)

REVENUE
Equipment Sales	$385,199	$414,523
Service Revenue	24,483	98,339
Other Revenue	2,835	12,959

Total Revenue	412,517	525,821

COST OF REVENUE	330,410	358,695

GROSS PROFIT	82,107	167,126

OPERATING EXPENSES	648,947	1,015,940

LOSS FROM OPERATIONS	(566,840)	(848,814)

OTHER INCOME (EXPENSE)
Foreign Currency Transaction Gains	-	4,443
Gain on Derivatives	3,195	36,932
Gain (Loss) on Disposal of Assets	1,652	-
Interest Income	21	6,083
Interest Expense	(20,872)	(38,031)
Total Other Income (Expense)	(16,004)	9,427

LOSS BEFORE INCOME TAXES	(582,844)	(839,387)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(582,844)	$(839,387)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES	28,086,105	27,308,357

See accompanying Notes to Condensed Consolidated Financial Statements

4

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Net Loss	$(582,844)	$(839,387)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	3,096	1,531
Comprehensive Loss	$(579,748)	$(837,856)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(582,844)	$(839,387)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	7,731	57,125
(Gain) on Derivatives	(3,195)	(36,932)
Stock Option Compensation	6,000	62,000
Bad Debt Expense	-	3,085
Inventory Valuation Allowance	-	1,000
Common Stock Issued for Interest	3,000	7,327
(Increase) Decrease in Operating Assets and Liabilities
Accounts Receivable	378,429	(210,479)
Inventory	(29,064)	(79,604)
Other Current Assets	(24,002)	(34,018)
Other Assets	(53,386)	14,005
Increase (Decrease) in Accounts and Other Payables	247,057	(231,689)
Net Cash Used in Operating Activities	(50,274)	(1,287,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (Purchase) of Property and Equipment	20,442	(2,872)
Net Cash Provided by (Used in) Investing Activities	20,442	(2,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(7,235)	105,255
Proceeds from (Payments on) Short-Term Notes Payable/Debt	203,037	16,760
Proceeds from Exercise of Stock Options	6,969	-
Proceeds from (Payments to) Due to Related Parties	(284,820)	(145,000)
Proceeds from Long-Term Debt, Net of Payments	85,670	20,812
Series B Preferred Stock Issued, Net of Cost of Capital	-	2,818,981
Net Cash Provided by Financing Activities	3,621	2,816,808

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,203	1,313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,008)	1,486,058

Cash and Cash Equivalents- Beginning of Period	206,925	87,900

CASH AND CASH EQUIVALENTS - END OF PERIOD	$184,917	$1,573,958

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$8,204	$37,023

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants Issued for Interest Expense	$3,000	$7,327
Dividends Converted to Common Stock	$71,843	$-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The operating results and cash flows for the three-month period ended March 31, 2016 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2016 or for future periods.

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

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (dba MEGAsys), a company based in Taiwan. We consolidate our financial statements with the financial statements of MEGAsys. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our Audit Report on the Consolidated Financial Statements for the year ended December 31, 2015 contained a going concern qualification. Since inception, we have generated an accumulated deficit from operations of approximately $32.6 million at March 31, 2016 and have used approximately $335,000 in cash to fund operations through the three months ended March 31, 2016. As a result, a significant risk exists regarding our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We adopted a multi-step plan to enable us to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

●	We developed Sentir, our cloud-based video management platform, and began executing on our strategy to license its use as a VSaaS offering to partners, as of March 2014, such as telecommunications companies, ISPs, data centers, and cable companies in order to gain access to their existing subscriber bases.

●	We introduced the ZEE® line of cloud, plug-and-play cameras in September 2013. The camera line includes two indoor cameras, one outdoor camera, and one pan/tilt P/T camera. We utilize contract manufacturers for our cloud cameras and other cloud-enabled devices. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

●	We developed IvedaMobile® – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

●	We introduced IvedaHome for shipments beginning 2016, cloud-based home security and automation systems.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	We signed an exclusive reseller agreement in 4th quarter 2015 with a local group in Vietnam that will sell to the Vietnam Telecom and Integrator market under the name Iveda Vietnam

●	We are actively collaborating with certain telecommunications companies in other countries to resell our products and services in their respective countries. Our initial shipments of ZEE cameras were sent in June and August 2014 for delivery to Filcomserve as reseller to the Philippine Long Distance Company (“PLDT”) for distribution to its customers.

●	We launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

●	We reduced our U.S.-based segment operating costs by eliminating its direct project-based sales channel and all costs related to project-based sales as well as our real time monitoring services to focus our activities and resources on licensing Sentir.

●	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. In February 2014, Mr. Brilon was appointed as our President. Mr. Brilon has strong ties with the investment community and has extensive experience with domestic and foreign institutional investors, which may be instrumental in raising capital to fund our growth. Mr. Brilon has also been instrumental in restructuring the business model reducing the workforce and implementing relevant cost reductions in 2014 and 2015.

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

Accounts receivable are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. U.S.-based segment revenue from one customer represented approximately 80% of total revenue for the three months ended March 31, 2016, and two customers represented approximately 74% of the total U.S.-based segment accounts receivable at March 31, 2016. Taiwan-based segment revenue from one customer represented approximately 83% of total revenue for the three months ended March 31, 2016, and four customers represented approximately 78% of total Taiwan-based segment accounts receivable at March 31, 2016.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives ranging from nine months to ten years. Other intangible assets are fully amortized at March 31, 2016. Future amortization of trademarks is as follows:

2016	$15,000
2017	20,000
2018	20,000
2019	20,000
Thereafter	26,666
Total	$101,666

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2016 and December 31, 2015. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because either they are short-term in nature and their carrying amounts approximate their fair values or they are receivable or payable on demand.

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

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the operations conducted and the customer bases located in the United States. The net revenue and net assets (liabilities) for other significant geographic regions are as follows:

	March 31, 2016
	Net Revenue	Net Assets (Liabilities)
United States	$127,568	$408,937
Republic of China (Taiwan) MEGAsys	$284,949	$1,754,981

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Statements of operations for the three months ended March 31, 2016 for each of our reporting segments are provided below.

	Three Months Ended	Three Months Ended	Condensed
	March 31, 2016	March 31, 2016	Consolidated
	Iveda Solutions, Inc.	MEGAsys	Total

Revenue	$127,568	$284,949	$412,517
Cost of Revenue	107,320	223,090	330,410
Gross Profit	20,248	61,859	82,107
Depreciation and Amortization	26,227	-	26,227
General and Administrative	525,509	97,211	622,720
Gain (Loss) from Operations	(531,488)	(35,352)	(566,840)
Foreign Currency Gain	-	-	-
Gain on Derivatives	3,195	-	3,195
Gain on Disposal of Asses, Net	1,652	-	1,652
Interest Income	-	21	21
Interest Expense	(19,544)	(1,328)	(20,872)
Gain (Loss) Before Income Taxes	(546,185)	(36,659)	(582,844)
Benefit (Provision) for Income Taxes	-	-	-
Net Income (Loss)	$(546,185)	$(36,659)	$(582,844)

Revenue as shown below represents sales to external customers for each segment. Intercompany revenue is immaterial and has been eliminated.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories and property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended
	March 31,
	2016	2015
Revenue
United States	$127,568	$99,321
Republic of China (Taiwan)	284,949	426,500
	$412,517	$525,821

	Three Months Ended
	March 31,
	2016	2015
Operating Earnings (Loss)
United States	$(531,488)	$(895,183)
Republic of China (Taiwan)	(35,352)	46,369
	$(566,840)	$(848,814)

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2016	2015
Property and Equipment, Net
United States	$163,579	$430,691
Republic of China (Taiwan)	2,645	14,544
	$166,224	$445,235

	Three Months Ended
	March 31,
	2016	2015
Additions (Disposals) to Long-Lived Assets
United States	$21,227	$(2,484)
Republic of China (Taiwan)	(785)	(388)
	$20,442	$(2,872)

	Three Months Ended
	March 31,
	2016	2015
Inventory, Net
United States	$76,630	$267,528
Republic of China (Taiwan)	132,667	201,622
	$209,297	$469,150

	Three Months Ended
	March 31,
	2016	2015
Total Assets
United States	$408,937	$2,345,092
Republic of China (Taiwan)	1,754,981	2,610,209
	$2,163,918	$4,955,301

Reclassification

Certain amounts in 2015 may have been reclassified to conform to the 2016 presentation.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	SHORT-TERM AND LONG-TERM DEBT

The short term debt balances were as follows:

	March 31, 2016	December 31, 2015
Loan from Hua Nan Bank at 2.88% interest rate per annum. Due at February 2016 - August 2016.	$155,190	$-

Loan from shareholder at 9.5% interest rate per annum. Originated February 2016 with initial term to March 31, 2016. Currently due upon demand.	$100,000	$-

Loan from Shanghai Bank at 3.24% interest rate per annum. Due at July 2015 - March 2016.	$-	$53,025

Balance at end of period	$255,190	$53,025

The long term debt is a loan from Fubon Bank originated February 2016 with maturity January 31, 2018. The loan has an annual interest rate of 4.5% and an outstanding balance of $85,670 with $45,846 as current portion of long term debt.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2016, we issued 138,305 shares of common stock in payment of dividends to Series B preferred stockholders.

During the three months ended March 31, 2016, we issued 69,690 shares of common stock for exercised options to purchase common stock.

During the three months ended March 31, 2016, we issued 41,766 shares of common stock for conversion of Series A preferred shares.

During the three months ended March 31, 2016, we issued 5,000 shares common stock for interest payment to a short-term loan.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock option transactions during the three months ended March 31, 2016 were as follows:

	Three months ended March 31, 2016
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	6,037,754	$0.96
Granted	30,000	0.65
Exercised	(69,690)	0.10
Forfeited or Canceled	(21,500)	1.14
Outstanding at End of Period	5,976,564	0.97

Options Exercisable at End of Period	5,931,939	$0.97

Weighted-Average Fair Value of Options Granted During the Period	$0.14

Information with respect to stock options outstanding and exercisable as of March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exericse Prices	Number Outstanding at March 31, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2016	Weighted- Average Exercise Price
$0.10 - $1.75	5,976,564	7	$0.97	5,931,939	$0.97

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted:

2016
Expected Life	6.25 yrs
Dividend Yield	0%
Expected Volatility	18.07%
Risk-Free Interest Rate	2.18%

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

As of March 31, 2016, warrants to purchase 7,352,302 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Vesting schedules vary by grant, with some fully vesting immediately upon grant and others vesting ratably over a period of time up to four years. The warrants expire during a range from two to ten years following the date of the grant. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

Warrant transactions during the three months ended March 31, 2016 were as follows:

Outstanding at December 31, 2015	7,417,302
Granted	-
Exercised	-
Forfeited or Canceled	(65,000)
Warrants Redeemable at March 31, 2016	7,352,302

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	RELATED PARTY TRANSACTIONS

March 31, 2016

During June 2015 MEGAsys entered into an unsecured loan agreement with two of its directors, Mr. Cheung and Mr. Shiau for $18,180 and $36,360, respectively. During July 2015 MEGAsys entered into additional unsecured loans from Mr. Cheung for $315,120. All of the loans are at maximum of 8.8% interest per annum and matured December 30, 2015. We paid the $284,820 principal balance and accrued interest on January 31, 2016.	-

On December 30, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum with interest and principal payable on January 31, 2015. We paid the principal and accrued interest on the Farnsworth Debenture in full on January 26, 2015.	-

On December 9, 2014, we entered into a debenture agreement with Mr. Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum with interest and principal payable on January 5, 2015. Mr. Gillen also received a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. As consideration for agreeing to extend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share. We paid the principal and accrued interest on the Gillen Debenture in full on February 4, 2015.	-

On October 14, 2014, we entered into a debenture agreement with Mr. Joe Farnsworth, a member of our Board of Directors, for $35,000, at 9.5% interest per annum with interest and principal payable on February 5, 2015. We paid the principal and accrued interest on the Farnsworth Debenture in full on February 4, 2015.	-

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo, a member of the Board of Directors, for $30,000, through his wife, Li-Min Hsu, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock with an exercise price of $0.77 per share.	30,000

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo’s wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to pruchase 10,000 shares of our common stock with an exercise price of $0.77 per share.	100,000

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of Decemer 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock with an exercised price of $0.77 per share. This debenture was extended to December 31, 2016 and as consideration for agreeing to exend the maturity date of the debenture, we granted Mr. Omi options to purchase 20,000 shares of common stock at an exercised price of $0.65 per share.	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 10,000 shares of common stock at an exercised price of $0.77 per share This debenture was extended to December 31, 2016 and as consideration for agreeing to exend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of common stock at an exercised price of $0.65 per share.	$100,000

Total Due to Related Parties	$430,000
Less Current Portion	(430,000)
Less: Debt Discount	-
Total Long-Term	$-

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transaction – During 2016 MEGAsys conducted business with a Taiwan based system integrator, Iwei Da System Ltd. and has one of MEGAsys directors as a common director also less than 2% shareholder of Iveda. The sales to the system integrator for the three-month period ended March 31, 2016 was $17,644, at March 31, 2016 there was accounts receivable balance of $1,770.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2015 and 2014 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the quarters ended March 31, 2016 and 2015. Total common stock equivalents that could be convertible into common stock were 21,455,311 and 13,706,369 for March 31, 2016 and 2015, respectively.

	Three Months	Three Months
	Ending	Ending
	March 31, 2016	March 31, 2015

Basic EPS
Net Loss	$(582,844)	$(839,387)
Weighted Average Shares	28,086,105	27,308,357

Basic Loss Per Share	$(0.02)	$(0.03)

NOTE 7	SUBSEQUENT EVENTS

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Quarterly Report Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Quarterly Report on Form 10-Q or discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2015. Such policies are unchanged.

Overview

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

In November 2015, we signed an agreement with Nguyen Business & Investment Co., Ltd. as our exclusive reseller in Vietnam. Since then, they formed Iveda Vietnam Co., Ltd. to be the operating entity to license the Sentir platform and resell Sentir-enabled devices (e.g., ZEE, IvedaHome). We have received a total payment of $370,000 as of March 31, 2016 against a committed $1 Million prepaid Sentir license.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations

Net Revenue. We recorded net consolidated revenue of $412,517 for the three months ended March 31, 2016, compared to $525,821 for the three months ended March 31, 2015, a decrease of ($113,304), or (22%). In the three months ended March 31, 2016, our recurring service revenue was $24,483, or 6% of net consolidated revenue, and our equipment sales and installation revenue was $385,199, or 93% of net consolidated revenue, compared to recurring service revenue of $98,339, or 19% of net consolidated revenue, and equipment sales and installation revenue of $414,523, or 79% of net consolidated revenue, for the same period in 2015. Our U.S.-based segment saw an increase of $28,247 in net consolidated revenue during the three months ended March 31, 2016, while our Taiwan-based segment revenue decreased by $141,551 during the same period. The increase in U.S.-based segment revenue was due to initial equipment sales to our Vietnam Reseller. of Sentir-enabled plug-and-play cloud cameras. The decrease in Taiwan-based segment revenue was primarily due to delays on long-term contracts awarded during 2015.

Cost of Revenue. Total cost of revenue was $330,410 (80% of revenue, representing a gross margin of 20%) for the three months ended March 31, 2016, compared to $358,695 (68% of revenue, representing a gross margin of 32%) for the same period in 2015, a decrease of ($28,285), or (8%). The U.S.-based segment increase in cost of revenue and decrease in gross margin corresponds with initial sales through a reseller. The Taiwan-based segment increased cost of revenue and decreased gross margin were primarily due to the delay on long-term contracts.

Operating Expenses. Operating expenses were $648,947 for the three months ended March 31, 2016, compared to $1.0 million for the same period in 2015, a decrease of ($366,993), or (36%). The decrease in operating expenses was primarily related to a continued decrease in sales and technical support personnel, project-based marketing and sales expenses that has been shifted to our resellers, consulting, and research and development expenses.

Loss from Operations. Although there was a decrease in revenue, the decrease in operating expenses resulted in the loss from operations decreased to ($566,840) for the three months ended March 31, 2016, compared to ($848,814) for the same period in 2015, a decrease in loss of ($281,974), or (33%).

Other Expense-Net. Other expense-net was ($16,004) for the three months ended March 31, 2016, compared to $9,427 for the same period in 2015, a decrease of ($25,431), or (270%). The change is primarily due to the decrease of gain recorded on derivative liability that offset interest expense debentures.

Net Loss. Net loss was $582,844 for the three months ended March 31, 2016, compared to $839,387 for the same period in 2015. The decrease of ($256,543), or (31%), was primarily due to a decrease in operating expenses which was primarily related to a continued decrease in sales and technical support personnel, project-based marketing and sales expenses that has been shifted to our resellers, consulting, and research and development expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $18,000 in our U.S.-based segment and $167,000 in our Taiwan-based segment, compared to $115,000 in our U.S.-based segment and $91,000 in our Taiwan-based segment as of December 31, 2015. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the three months ended March 31, 2016 was $50,274 compared to $1,287,567 during the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2016 consisted primarily of the net loss of ($582,844) offset by approximately $378,429 decrease in accounts receivable and $247,057 increase in accounts and other payables. Cash used in operating activities for the three months ended March 31, 2015 consisted primarily of the net loss of ($839,387) offset by $57,125 of depreciation and amortization and $62,000 in non-cash stock option compensation but added to with $210,479 increase in accounts receivable and $231,689 decrease in accounts and other payables.

Net cash provided by investing activities for the three months ended March 31, 2016 was $20,442. Primarily from the sale of property and equipment. Net cash used in investing activities during the three months ended March 31, 2015 was $2,872. Primarily from the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2016 was $3,621 compared with $2.8 million during the three months ended March 31, 2015. Net cash provided by financing activities in 2016 consisted primarily of proceeds from short-term debt proceeds. Net cash provided by financing activities in 2015 consisted primarily of the sale of Series B Preferred Stock, short-term debt proceeds, and offset by payments to related party short-term debt.

We have experienced significant operating losses since our inception. At March 31, 2016, we had approximately $26.0 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025 and could have significant restrictions for use resulting from equity issuances and change of ownership. We did not recognize any benefit from the federal net operating loss carryforwards in 2014. We also had approximately $18.0 million in state net operating loss carryforwards, which began to expire in 2014.

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

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. U.S.-based segment revenue from two customers represented approximately 80% of total revenue for the quarter ended March 31, 2016, and U.S.-based segment accounts receivable from two customers represented approximately 74% of total U.S.-based segment accounts receivable at March 31, 2016. Taiwan-based segment revenue from one customers represented approximately 83% of total revenue for the quarter ended March 31, 2016, and Taiwan-based segment accounts receivable from four customers represented approximately 78% of total Taiwan-based segment accounts receivable at March 31, 2016. No other customers represented greater than 10% of total revenue in the quarter ended March 31, 2016.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for our ZEE cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment had 53% of gross accounts receivables aged over 180 days at March 31, 2016, we provide an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. For our U.S.-based segment, we set up doubtful accounts receivable allowances of $0 and $3,085 for the quarters ended March 31, 2016 and 2015, respectively. For our Taiwan-based segment, we set up doubtful accounts receivable allowances of $419,344 and $347,931 for the quarters ended March 31, 2016 and 2015, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of March 31, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Identified Material Weakness

As of March 31, 2016, we have identified the need to hire additional personnel at MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2016 as resources permit.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting and in the interim we have a GAAP knowledgeable independent local contractor in Taiwan that reports to U.S. headquarters and performs review and analysis as requested.

Segregation of Duties

As of March 31, 2016, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

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

During the reporting period, the Company issued 5,000 shares to a shareholder for origination points for $100,000 short term loan.

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

IVEDA SOLUTIONS, INC.

Date: June 20, 2016	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
President and Chief Financial Officer (Principal Financial and Accounting Officer)

