Form 10-Q
period 2016-06-30
Iveda Solutions, Inc.
filed 2016-08-16
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

460 S. Greenfield Road, Suite 5
Mesa, Arizona	85206
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 10, 2016 there were outstanding 31,301,080 shares of the registrant’s common stock, $0.00001 par value.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$959,533	$206,925
Restricted Cash	211,603	294,066
Accounts Receivable, Net (including $166 and $27,512 from related party, respectively)	383,840	996,566
Inventory, Net	180,097	176,910
Other Current Assets	186,630	316,210
Total Current Assets	1,921,703	1,990,677

PROPERTY AND EQUIPMENT, NET	141,842	189,094

OTHER ASSETS
Intangible Assets, Net	96,666	106,666
Other Assets	234,574	162,381
Total Other Assets	331,240	269,047

Total Assets	$2,394,785	$2,448,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts and Other Payables	$2,619,889	$2,604,126
Due to Related Parties	440,000	714,820
Short Term Debt	409,200	53,025
Derivative Liability	54,229	53,152
Current Portion of Long-Term Debt	46,195	-
Total Current Liabilities	3,569,513	3,425,123

LONG TERM DEBT	27,921	-

LONG-TERM DIVIDENDS PAYABLE	836,655	653,242

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized, 3,938,077 and 4,003,592 shares ‘issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	39	40
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 302.5 outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 30,219,247 and 27,906,739 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	302	279
Additional Paid-In Capital	31,307,562	30,325,402
Accumulated Comprehensive Loss	(39,643)	(41,970)
Accumulated Deficit	(33,307,564)	(31,913,298)
Total Stockholders’ Equity (Deficit)	(2,039,304)	(1,629,547)

Total Liabilities and Stockholders’ Equity	$2,394,785	$2,448,818

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE
Equipment Sales	$307,109	$726,695	$692,308	$1,141,218
Service Revenue	25,907	46,911	50,390	145,251
Other Revenue	5,608	1,955	8,443	14,915
TOTAL REVENUE	338,624	775,561	751,141	1,301,384

COST OF REVENUE	256,252	634,857	586,662	993,552

GROSS PROFIT	82,372	140,704	164,479	307,832

OPERATING EXPENSES	524,447	967,788	1,173,394	1,983,727

LOSS FROM OPERATIONS	(442,075)	(827,084)	(1,008,915)	(1,675,895)

OTHER INCOME (EXPENSE)
Foreign Currency Gain	-	4,683	-	9,126
Gain (Loss ) on Derivatives and Debt Conversion	(4,272)	5,659	(1,077)	42,591
Gain (Loss) on Disposal of Assets	7,313	(29,454)	8,965	(29,454)
Interest Income	183	7,594	204	13,677
Interest Expense	(21,147)	(28,894)	(42,019)	(66,925)
Total Other Income (Expense)	(17,923)	(40,412)	(33,927)	(30,985)

LOSS BEFORE INCOME TAXES	(459,998)	(867,496)	(1,042,842)	(1,706,880)

(PROVISION) FOR INCOME TAXES	(16,711)	(12,853)	(16,711)	(12,853)

NET LOSS	$(476,709)	$(880,349)	$(1,059,553)	$(1,719,733)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)	$(0.04)	$(0.06)

WEIGHTED AVERAGE SHARES	29,267,353	27,380,701	28,673,883	27,344,729

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Loss	$(476,709)	$(880,349)	$(1,059,553)	$(1,719,733)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	(769)	565	2,327	2,096

Comprehensive Loss	$(477,478)	$(879,784)	$(1,057,226)	$(1,717,637)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,059,553)	$(1,719,733)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	58,278	109,302
(Gain) Loss on Derivatives	1,077	-
Stock Option Compensation	8,000	84,000
Bad Debt Expense	-	3,085
Inventory Valuation Allowance	-	1,000
Common Stock Warrants Issued for Interest	3,000	14,826
Gain on Derivatives and Debt Conversion	-	(42,591)
Loss on Disposal of Assets	-	29,454
(Increase) Decrease in Operating Assets and Liabilities
Accounts Receivable	623,961	(924,865)
Inventory	(1,147)	(30,715)
Other Current Assets	144,542	93,989
Other Assets	(78,817)	(7,869)
Accounts and Other Payables	(13,433)	(46,905)
Net Cash Used in Operating Activities	(314,092)	(2,437,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (Purchase) of Property and Equipment	(793)	(5,055)
Proceeds from Sale of Equipment	-	5,353
Net Cash Provided by (Used in) Investing Activities	(793)	298

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	87,250	461,896
Proceeds from (Payments on) Short-Term Notes Payable/Debt	351,543	(68,406)
Proceeds from Exercise of Stock Options	8,969	-
Proceeds from (Payments to) Due to Related Parties	(274,820)	(145,000)
Proceeds from Long-Term Debt, Net of Payments	73,085	(35,270)
Payments on Dividends	-	(2,956)
Sale of Common Stock, Net of Cost of Capital	813,999	-
Series B Preferred Stock Issued, Net of Cost of Capital	-	2,821,482
Net Cash Provided by Financing Activities	1,060,026	3,031,746

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,467	1,632

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	752,608	596,654

Cash and Cash Equivalents- Beginning of Period	206,925	87,900

CASH AND CASH EQUIVALENTS - END OF PERIOD	$959,533	$684,554

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$14,384	$37,422

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued for Investor Relations	$-	$7,500
Warrants Issued for Interest Expense	$3,000	$7,327
Dividends Converted to Common Stock	$148,211	$-
Common Stock Issued for Finance Costs	$15,000	$-

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The operating results and cash flows for the six-month period ended June 30, 2016 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 31, 2015 or for future periods.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Our Audit Report on the Consolidated Financial Statements for the year ended December 31, 2015 contained a going concern qualification. Since inception, we have generated an accumulated deficit from operations of approximately $33 million at June 30, 2016 and have used approximately $0.3 million in cash to fund operations through the six months ended June 30, 2016. As a result, a significant risk exists regarding our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We adopted a multi-step plan to enable us to continue to operate and begin to report operating profits. The highlights of that plan are as follows:

●	We developed Sentir, our cloud-based video management platform, and began executing on our strategy to license its use as a VSaaS offering to partners, as of March 2014, such as telecommunications companies, ISPs, data centers, and cable companies in order to gain access to their existing subscriber bases.

●	We introduced the ZEE® line of cloud, plug-and-play cameras in September 2013. The camera line includes two indoor cameras, one outdoor camera, and one pan/tilt P/T camera. We utilize contract manufacturers for our cloud cameras and other cloud-enabled devices. The Sentir-enabled cameras simplify service providers’ VSaaS offering to end users.

●	We developed IvedaMobile® – a cloud-hosting service that turns any smartphone or tablet into a mobile, cloud video streaming device.

●	We introduced IvedaHome for shipments beginning 2016, cloud-based home security and automation systems.

●	We signed an exclusive reseller agreement in November 2015 with a local group in Vietnam that will sell to the Vietnam Telecom and Integrator market under the name Iveda Vietnam. Our initial shipment of ZEE cameras was sent in February 2016 for delivery to Vietnam Posts and Telecommunications (VNPT) for distribution to its customers.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	We closed $500,000 strategic investment transaction with the new majority owner of Iveda Vietnam. The new majority owner is expected to fund the working capital requirements for deposits and final payment before we ship cameras and other Sentir-enabled devices, through our contract manufacturing relationships in Asia. This role is key in facilitating business with large telecom customers on terms acceptable in Vietnam.

●	We are actively collaborating with certain telecommunications companies in other countries to resell our products and services in their respective countries. Our initial shipments of ZEE cameras were sent in June and August 2014 for delivery to Filcomserve as reseller to the Philippine Long Distance Company (“PLDT”) for distribution to its customers.

●	We launched a new website highlighting our licensing business model, which focuses on telecommunications companies, data centers, ISPs, cable companies, and other similar organizations.

●	We reduced our U.S.-based segment operating costs by eliminating its direct project-based sales channel and all costs related to project-based sales as well as our real time monitoring services to focus our activities and resources on licensing Sentir.

●	In November 2013, we hired Bob Brilon as our Chief Financial Officer and Executive Vice President of Business Development. In February 2014, Mr. Brilon was appointed as our President. Mr. Brilon has strong ties with the investment community and has extensive experience with domestic and foreign institutional investors, which may be instrumental in raising capital to fund our growth. Mr. Brilon has also been instrumental in restructuring the business model reducing the workforce and implementing relevant cost reductions in 2014, 2015 and 2016.

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

Accounts receivable are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. U.S.-based segment revenue from one customers represented approximately 78% of total revenue for the six months ended June 30, 2016, and three customers represented approximately 52% of the total U.S.-based segment accounts receivable at June 30, 2016. Taiwan-based segment revenue from two customers represented approximately 81% of total revenue for the six months ended June 30, 2016, and four customers represented approximately 84% of total Taiwan-based segment accounts receivable at June 30, 2016.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives ranging from six months to ten years. Other intangible assets are fully amortized at June 30, 2016. Future amortization of trademarks is as follows:

2016	$10,000
2017	20,000
2018	20,000
2019	20,000
Thereafter	26,666
Total	$96,666

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2016 and December 31, 2015. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because either they are short-term in nature and their carrying amounts approximate their fair values or they are receivable or payable on demand.

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

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the operations conducted and the customer bases located in the United States. The net revenue and net assets (liabilities) for other significant geographic regions are as follows

	June 30, 2016
	Net Revenue	Net Assets (Liabilities)
United States	$247,621	$(1,900,840)
Republic of China (Taiwan) MEGAsys	$503,520	$(138,464)

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

Statements of operations for the three and six months ended June 30, 2016 for each of our reporting segments are provided below.

	Three Months	Three Months
	Ended June 30, 2016	Ended June 30, 2016	Condensed Consolidated
	Iveda Solutions, Inc.	MEGAsys	Total

Revenue	$120,053	$218,571	$338,624
Cost of Revenue	84,612	171,640	256,252
Gross Profit	35,441	46,931	82,372
Depreciation and Amortization	26,531	-	26,531
General and Administrative	426,681	71,235	497,916
Gain (Loss) from Operations	(417,771)	(24,304)	(442,075)
Foreign Currency Gain	-	-	-
Gain on Derivatives	(4,272)	-	(4,272)
Gain on Disposal of Asses, Net	7,313	-	7,313
Interest Income	-	183	183
Interest Expense	(19,131)	(2,016)	(21,147)
Gain (Loss) Before Income Taxes	(433,861)	(26,137)	(459,998)
Benefit (Provision) for Income Taxes	-	(16,711)	(16,711)
Net Income (Loss)	$(433,861)	$(42,848)	$(476,709)

	Six Months	Six Months
	Ended June 30, 2016	Ended June 30, 2016	Condensed Consolidated
	Iveda	MEGAsys	Total

Revenue	$247,621	$503,520	$751,141
Cost of Revenue	191,932	394,730	586,662
Gross Profit	55,689	108,790	164,479
Depreciation and Amortization	52,758	-	52,758
General and Administrative	952,190	168,446	1,120,636
Gain (Loss) from Operations	(949,259)	(59,656)	(1,008,915)
Foreign Currency Gain	-	-	-
Gain on Derivatives	(1,077)	-	(1,077)
Loss on Disposal of Assets, Net	8,965	-	8,965
Interest Income	-	204	204
Interest Expense	(38,675)	(3,344)	(42,019)
Gain (Loss) Before Income Taxes	(980,046)	(62,796)	(1,042,842)
Provision for Income Taxes	-	(16,711)	(16,711)
Net Income (Loss)	$(980,046)	$(79,507)	$(1,059,553)

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue as shown below represents sales to external customers for each segment. Intercompany revenue is immaterial and has been eliminated.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Inventories and property and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
United States	$120,053	$48,912	$247,621	$148,235
Republic of China (Taiwan)	218,571	726,649	503,520	1,153,149
	$338,624	$775,561	$751,141	$1,301,384

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Earnings (Loss)
United States	$(417,771)	$(845,216)	$(949,259)	$(1,740,396)
Republic of China (Taiwan)	(24,304)	18,132	(59,656)	64,501
	$(442,075)	$(827,084)	$(1,008,915)	$(1,675,895)

	Six Months Ended
	June 30,
	2016	2015
Property and Equipment, Net
United States	$131,721	$354,218
Republic of China (Taiwan)	10,121	11,475
	$141,842	$365,693

	Six Months Ended
	June 30,
	2016	2015
Additions (Disposals) to Long-Lived Assets
United States	$-	$(3,883)
Republic of China (Taiwan)	(793)	(1,172)
	$(793)	$(5,055)

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,
	2016	2015
Inventory, Net
United States	$67,289	$262,880
Republic of China (Taiwan)	112,808	157,943
	$180,097	$420,823

	Six Months Ended
	June 30,
	2016	2015
Total Assets
United States	$814,458	$1,659,937
Republic of China (Taiwan)	1,580,327	2,542,083
	$2,394,785	$4,202,020

Reclassification

Certain amounts in 2015 may have been reclassified to conform to the 2016 presentation.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

NOTE 2	SHORT-TERM DEBT

The short term debt balances were as follows:

	June 30, 2016	December 31, 2015
Loan from Bank SinoPac at 2.95% interest rate per annum. Due at June 2016 - December 2016.	$154,600		$-

Loan from Hua Nan Bank at 2.88% interest rate per annum. Due at February 2016 - August 2016.	$154,600		$-
		3
Loan from shareholder at 9.5% interest rate per annum. Originated February 2016 with initial term to March 31, 2016, then due upon demand, repaid in July 2016.	$100,000		$-

Loan from Shanghai Bank at 3.24% interest rate per annum. Due at July 2015 - March 2016.	$-		$53,025

Balance at end of period	$409,200		$53,025

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	EQUITY

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

Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into shares of our common stock equal to the original issue price divided by an adjusted conversion price of $0.97 per share of Series A Preferred Stock, subject to certain adjustments. On April 22, 2016, conversion price was adjusted to $0.86 as a result of Series B Tranche A warrants exercised by certain shareholders, at an adjusted exercise price of $0.35 per share. On June 30, 2017, all shares of Series A Preferred Stock not already converted will automatically convert into shares of our common stock at the then-applicable conversion price.

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

During the six months ended June 30, 2016, we issued 72,204 shares of common stock for conversion of Series A preferred shares.

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

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the event of any liquidation, dissolution, or winding up of our company, the holders of Series B Preferred Stock are entitled to receive distributions of any of the assets of our company equal to 100% of the original issue price plus all accrued but unpaid dividends prior and in preference to the holders of Series A Preferred Stock and holders of our common stock. We also have the option to redeem all, but not less than all, of the Series B Preferred Stock, provided that certain conditions have been met. Should we choose to redeem the outstanding shares of our Series B Preferred Stock, we are required to pay the original purchase price plus all accrued but unpaid dividends. Each share of Series B Preferred Stock is convertible at the option of the holder, at any time, into shares of our common stock equal to the original issue price divided by an initial conversion price of $0.75 per share of Series B Preferred Stock, subject to certain adjustments. On April 22, 2016, conversion price was adjusted to $0.35 as a result of Series B Tranche A warrants exercised by certain shareholders, at an adjusted exercise price of $0.35 per share. On December 31, 2017, all shares of our Series B Preferred Stock not already converted will automatically convert into shares of our common stock at the then-applicable conversion price.

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

During the six months ended June 30, 2016, we issued 362,473 shares of common stock in payment of dividends to Series B preferred stockholders.

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

During the six months ended June 30, 2016, we issued 362,473 shares of common stock in payment of dividends to Series B preferred stockholders.

During the six months ended June 30, 2016, we issued 89,690 shares of common stock for exercised options to purchase common stock.

During the six months ended June 30, 2016, we issued 1,088,570 shares of common stock for exercised warrants to purchase common stock.

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2016, we issued 72,204 shares of common stock for conversion of Series A preferred shares.

During the six months ended June 30, 2016, we issued 11,000 shares of common stock for origination fees for a $100,000 short term loan.

During the six months ended June 30, 2016, we issued 628,571 shares of common stock (with 800,000 warrants at $0.35 exercise price) for $500,000 strategic investment.

During the six months ended June 30, 2016, we issued 60,000 shares of common stock for the referral of the $500,000 strategic investment.

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

Stock option transactions during the six months ended June 30, 2016 were as follows:

	Six months ended June 30, 2016
	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Year	6,037,754	$0.96
Granted	30,000	0.65
Exercised	(89,690)	0.10
Forfeited or Canceled	(158,500)	0.94
Outstanding at End of Period	5,819,564	0.97

Options Exercisable at End of Period	5,767,439	$0.98

Weighted-Average Fair Value of Options Granted During the Period	$0.14

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to stock options outstanding and exercisable as of June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2016	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2016	Weighted- Average Exercise Price
$0.10 - $1.75	5,819,564	6.5	$0.97	5,767,439	$0.98

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted:

2016
Expected Life	6.25 yrs
Dividend Yield	0%
Expected Volatility	18.07%
Risk-Free Interest Rate	2.18%

Expected volatility for 2016 and 2015 was estimated by using the Dow Jones U.S. Industry Indices sector classification methodology for industries similar to that in which we operate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of the options is based on the actual expiration date of the grant.

Warrants

We have periodically issued warrants to purchase shares of common stock as equity compensation to officers, directors, employees, and consultants. We have also issued warrants as incentive in connection with the purchase of debt and equity securities.

As of June 30, 2016, warrants to purchase 7,453,016 shares of common stock were outstanding, all of which were issued either as equity compensation or in connection with financing transactions. Vesting schedules vary by grant, with some fully vesting immediately upon grant and others vesting ratably over a period of time up to four years. The warrants expire during a range from two to ten years following the date of the grant. The fair value of warrants is determined using the Black-Scholes option-pricing model. The estimated fair value of warrants is recognized as expense on the straight-line basis over the warrants’ vesting periods.

Warrant transactions during the six months ended June 30, 2016 were as follows:

Outstanding at December 31, 2015	7,417,302
Granted	1,484,999
Exercised	(624,286)
Forfeited or Canceled	(824,999)
Warrants Redeemable at June 30, 2016	7,453,016

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5	RELATED PARTY TRANSACTIONS

June 30, 2016

During June 2015 MEGAsys entered into an unsecured loan agreement with two of its directors, Mr. Cheung and Mr. Shiau for $18,180 and $36,360, respectively. During July 2015 MEGAsys entered into additional unsecured loans from Mr. Cheung for $315,120. All of the loans are at maximum of 8.8% interest per annum and matured December 30, 2015. We paid the $284,820 principal balance and accrued interest on January 31, 2016.	-

On December 30, 2014, we entered into a debenture agreement with Mr. Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum with interest and principal payable on January 31, 2015. We paid the principal and accrued interest on the Farnsworth Debenture in full on January 26, 2015.	-

On December 9, 2014, we entered into a debenture agreement with Mr. Gillen, a member of our Board of Directors, for $100,000, at 9.5% interest per annum with interest and principal payable on January 5, 2015. Mr. Gillen also received a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share. As consideration for agreeing to extend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of our common stock at an exercise price of $0.77 per share. We paid the principal and accrued interest on the Gillen Debenture in full on February 4, 2015.	-

On October 14, 2014, we entered into a debenture agreement with Mr. Joe Farnsworth, a member of our Board of Directors, for $35,000, at 9.5% interest per annum with interest and principal payable on February 5, 2015. We paid the principal and accrued interest on the Farnsworth Debenture in full on February 4, 2015.	-

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo, a member of the Board of Directors, for $30,000, through his wife, Li-Min Hsu, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock with an exercise price of $0.77 per share.	30,000

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo’s wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to pruchase 10,000 shares of our common stock with an exercise price of $0.77 per share.	100,000

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of Decemer 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock with an exercised price of $0.77 per share. This debenture was extended to December 31, 2016 and as consideration for agreeing to exend the maturity date of the debenture, we granted Mr. Omi options to purchase 20,000 shares of common stock at an exercised price of $0.65 per share.	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 10,000 shares of common stock at an exercised price of $0.77 per share This debenture was extended to December 31, 2016 and as consideration for agreeing to exend the maturity date of the debenture, we granted Mr. Gillen options to purchase 10,000 shares of common stock at an exercised price of $0.65 per share.	100,000

On April 1, 2016, we entered into a debenture agreement with Mr. Joe Farnsworth, a member of our Board of Directors, for $10,000, at 9.5% interest per annum with interest and principal payable on July 1, 2016.	$10,000

Total Due to Related Parties	$440,000
Less Current Portion	(440,000)
Less: Debt Discount	-
Total Long-Term	$-

IVEDA SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions –

During 2016 MEGAsys conducted business with a Taiwan based system integrator, Iwei Da System Ltd. and has one of MEGAsys directors as a common director also less than 2% shareholder of Iveda. The sales to the system integrator for the six-month period ended June 30, 2016 was $168,654, at June 30, 2016 there was accounts receivable balance of $166.

In May 2016 we abandoned our prior lease at 1201 S Alma School Road, Suite 8500, Mesa, Arizona and subleased on a month to month basis approximately 2,500 square feet of office space at 460 S. Greenfield, Suite 5, Mesa, Arizona from Farnsworth Realty & Management Company for $3,000 per month. One of our directors, Joe Farnworth, is 70% stakeholder in Farnsworth Realty & Management Company.

NOTE 6	EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2015 and 2014 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the quarters ended June 30, 2016 and 2015 and six months ended June 30, 2016 and 2015. Total common stock equivalents that could be convertible into common stock were 26,499,901 and 22,127,032 for June 30, 2016 and 2015, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Basic EPS	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Loss	$(476,709)	$(880,349)	$(1,059,553)	$(1,719,733)
Weighted Average Shares	29,267,353	27,380,701	28,673,883	27,344,729
Basic and Diluted Loss Per Share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

NOTE 7	SUBSEQUENT EVENTS

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

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investments, or elsewhere in this Quarterly Report on Form 10-Q or discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

In November 2015, we signed an agreement with Nguyen Business & Investment Co., Ltd. as our exclusive reseller in Vietnam with a committed $1 Million prepaid Sentir licenses. Since then, they formed Iveda Vietnam Co., Ltd. to be the operating entity to license the Sentir platform and resell Sentir-enabled devices (e.g., ZEE, IvedaHome). On June 30, 2016, we completed a strategic investment transaction with the new majority owner of Iveda Vietnam and for cash consideration of $500,000, we sold 628,571 shares of our unregistered common stock and a warrant exercisable at $0.35 per share to purchase 800,000 shares of our unregistered common stock with a 5-year term. Prior to the closing of the strategic investment, Iveda Vietnam had paid $435,000 to the Company, of which $50,000 was allocated to Sentir server hardware shipped in December 2015 and $385,000 to prepaid license fees. In conjunction with the $500,000 strategic investment into the Company from the new majority owner, we agreed to amend the exclusive reseller agreement to accept the $435,000 payment as full execution of the terms of the agreement.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations

Net Revenue. We recorded net consolidated revenue of $338,624 for the three months ended June 30, 2016, compared to $775,561 for the three months ended June 30, 2015, a decrease of ($436,937), or (56%). In the three months ended June 30, 2016, our recurring service revenue was $25,907, or 8% of net consolidated revenue, and our equipment sales and installation revenue was $307,109, or 91% of net consolidated revenue, compared to recurring service revenue of $46,911, or 6% of net consolidated revenue, and equipment sales and installation revenue of $726,695, or 94% of net consolidated revenue, for the same period in 2015. Our U.S.-based segment saw an increase of $71,141 in net consolidated revenue during the three months ended June 30, 2016, while our Taiwan-based segment revenue decreased by ($508,078) during the same period. The increase in U.S.-based segment revenue was due to equipment sales to our Vietnam Reseller, of Sentir-enabled plug-and-play cloud cameras. The decrease in Taiwan-based segment revenue was primarily due to delays on long-term contracts awarded and started during 2015.

We recorded net consolidated revenue of $751,141 for the six months ended June 30, 2016, compared to $1,301,384 for the six months ended June 30, 2015, a decrease of ($550,243) or (42%). In the six months ended June 30, 2016, our recurring service revenue was $50,390 or 7% of revenue, and our equipment sales and installation revenue was $692,308 or 92% of revenue, compared to recurring service revenue of $145,251 or 11% of revenue, and equipment sales and installation revenue of $1,141,218 or 88% of revenue for the same period in 2015. The decrease in revenue was due to delays in significant long-term contracts that were awarded and began in 2015 in Taiwan.. The increase in U.S.-based segment revenue was due to equipment sales to our Resellers of Sentir-enabled plug-and-play cloud cameras.

Cost of Revenue. Total cost of revenue was $256,252 (76% of revenue, representing a gross margin of 24%) for the three months ended June 30, 2016, compared to $634,857 (82% of revenue; representing a gross margin of 18%) for same period in 2015, a decrease of ($378,605), or (60%). The U.S.-based segment increase in cost of revenue corresponds with increased sales through our Vietnam reseller. The Taiwan-based segment decreased cost of revenue and were primarily due to reduced revenues caused by the delay on significant long-term contracts awarded and began in 2015.

Total cost of revenue was $586,662 (78% of revenues; gross margin of 22%) for the six months ended June 30, 2016, compared to $993,552 (76% of revenues; representing a gross margin of 24%) for the six months ended June 30, 2015, a decrease of ($406,809) or (41%). The decrease of cost of revenue and decrease of gross margin was primarily due to delays in large project revenues in Taiwan during the six months ended June 30, 2016.

Operating Expenses. Operating expenses were $524,447 for the three months ended June 30, 2016, compared to $967,788 for the same period in 2015, a decrease of ($443,341), or (46%). The decrease in operating expenses was primarily related to a continued decrease in US based administrative, sales and technical support personnel, project-based marketing and sales expenses that has been shifted to our resellers, consulting, and research and development expenses.

Operating expenses were $1.2 million for the six months ended June 30, 2016, compared to $2.0 million for the six months ended June 30, 2015, a decrease of ($810,333) or (41%). The decrease in operating expenses in 2016 over 2015 was primarily related to a continued decrease in salaried personnel, direct project-based marketing and sales expenses, consulting, and research and development expenses.

Loss from Operations. As a result of the decrease in operating expenses, loss from operations decreased to ($442,075) for the three months ended June 30, 2016, compared to ($827,084) for the same period in 2015, a decrease in loss of ($385,009), or (47%).

Primarily as a result of the decrease in operating expenses the loss from operations decreased to $1.0 million, for the six months ended June 30, 2016, compared to $1.7 million for the six months ended June 30, 2015, a decrease in loss of ($666,980) or (40%).

Other Expense-Net. Other expense-net was $17,923 for the three months ended June 30, 2016, compared to $40,412 for the same period in 2015, a decrease of ($22,489), or (56%). The change is primarily due to the decrease in interest expense.

Other expense-net was $33,927 for the six months ended June 30, 2016, compared to $30,985 for the six months ended June 30, 2015, an increase of $2,942 or 9% primarily related to the decrease in gain on derivatives and the decreased loss on disposal of assets..

Net Loss. Net loss was ($476,709) for the three months ended June 30, 2016, compared to ($880,349) for the same period in 2015. The decrease of ($403,640), or (46%), was primarily due to a decrease in operating expenses which was primarily related to a continued decrease in sales and technical support personnel, project-based marketing and sales expenses that has been shifted to our resellers, consulting, and research development expenses.

The decrease of ($660,179) or (38%) in the net loss to $1.0 million for the six months ended June 30, 2016, from $1.7 million for the six months ended June 30, 2015, was primarily the effect of a decrease in operating expenses.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $463,917 in our U.S.-based segment and $495,616 in our Taiwan-based segment, compared to $115,568 in our U.S.-based segment and $91,357 in our Taiwan-based segment as of December 31, 2015. This increase in our cash and cash equivalents is primarily a result of the $380.000 Warrant Exercise to Common Stock and the sale of $500,000 of Common Stock during the quarter ended June 30, 2016. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the six months ended June 30, 2016 was $0.3 million compared to $2.4 million during the six months ended June 30, 2015. Net cash used in operating activities for the six months ended June 30, 2016 consisted primarily of the net loss offset by approximately $624,000 in collection of accounts receivable. Cash used in operating activities for the six months ended June 30, 2015 consisted primarily of the net loss and approximately $925,000 increase in accounts receivable offset by approximately $84,000 in non-cash stock option compensation.

Net cash used in investing activities for the six months ended June 30, 2016 was $793. Net cash provided by investing activities during the six months ended June 30, 2015 was $298.

Net cash provided by financing activities for the six months ended June 30, 2016 was $1.1 million compared with $3.0 million during the six months ended June 30, 2015. Net cash provided by financing activities in 2016 is primarily a result of the $380.000 Warrant Exercise to Common Stock and the sale of $500,000 of Common Stock during the quarter ended June 30, 2016. Net cash provided by financing activities in 2015 consisted primarily of proceeds from the sale of Series B Preferred Stock, short-term debt proceeds, and related party short-term debt proceeds.

We have experienced significant operating losses since our inception. At June 30, 2016, we had approximately $26 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2015. We also had approximately $18.0 million in state net operating loss carryforwards, which began to expire in 2014.

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

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. U.S.-based segment revenue from three customers represented approximately 63% of total revenue for the quarter ended June 30, 2016, and U.S.-based segment accounts receivable from two customers represented approximately 83% of total U.S.-based segment accounts receivable at June 30, 2016. Taiwan-based segment revenue from three customers represented approximately 83% of total revenue for the quarter ended June 30, 2016, and Taiwan-based segment accounts receivable from two customers represented approximately 51% of total Taiwan-based segment accounts receivable at June 30, 2016. No other customers represented greater than 10% of total revenue in the quarter ended June 30, 2016.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for our ZEE cameras before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment had 34% of gross accounts receivables aged over 180 days at June 30, 2016, we provide an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. For our U.S.-based segment, we set up doubtful accounts receivable allowances of $0 and $2,736 for the quarters ended June 30, 2016 and 2015, respectively. For our Taiwan-based segment, we set up doubtful accounts receivable allowances of $351,192 and $468,030 for the quarters ended June 30, 2016 and 2015, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Identified Material Weakness

As of June 30, 2016, we need to hire additional employees at MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2016 as resources permit.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting and in the interim we have a GAAP knowledgeable independent local contractor in Taiwan that reports to U.S. headquarters and performs review and analysis as requested.

Segregation of Duties

As of June 30, 2016, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

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

During the reporting period, the Company issued 6,000 common shares to a shareholder for origination points for $100,000 short term loan.

During the reporting period, the Company issued 628,571 unregistered common shares and 800,000 warrants to purchase common shares at $0.35 to a shareholder for a $500,000 strategic investment.

During the reporting period, the Company issued 60,000 unregistered common shares to our independent contractor in Vietnam for referring the $500,000 strategic investor.

The issuances were effected pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

IVEDA SOLUTIONS, INC.

Date: August 16, 2016	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
President and Chief Financial Officer (Principal Financial and Accounting Officer)

