Form 10-Q
period 2021-09-30
Iveda Solutions, Inc.
filed 2021-11-15
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

460 S. Greenfield Road, Ste. 5
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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 8, 2021 there were outstanding 75,480,746 shares of the registrant’s common stock, $0.00001 par value.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 (Unaudited) AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,231,434	$249,521
Restricted Cash	224,354	165,145
Accounts Receivable, Net	76,063	226,614
Inventory, Net	458,636	221,868
Other Current Assets	450,187	122,101
Total Current Assets	2,440,674	985,249

PROPERTY AND EQUIPMENT, NET	28,897	22,027

OTHER ASSETS
Intangible Assets, Net	-	6,666
Other Assets	172,777	231,624
Total Other Assets	172,777	238,290

Total Assets	$2,642,349	$1,245,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$3,353,174	$3,157,810
Due to Related Parties	300,000	512,711
Short Term Debt	567,486	865,988
Current Portion of Long-Term Debt	47,944	-
Total Current Liabilities	4,268,604	4,536,509

LONG-TERM DEBT	67,921	-
LONG-TERM DIVIDENDS PAYABLE	-	415,625

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 0 and 257.2 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 74,070,292 and 52,671,395 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	741	527
Additional Paid-In Capital	38,576,077	34,768,615
Accumulated Comprehensive Loss	(132,508)	(153,254)
Accumulated Deficit	(40,138,485)	(38,322,456)
Total Stockholders’ Equity (Deficit)	(1,694,175)	(3,706,568)

Total Liabilities and Stockholders’ Equity	$2,642,349	$1,245,566

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Three Months ended September 30, 2021	For the Three Months ended September 30, 2020	For the Nine Months ended September 30, 2021	For the Nine Months ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$300,756	$132,315	$1,079,861	$912,822
Service Revenue	106,434	143,945	219,414	244,296
Other Revenue	4,262	1,978	5,450	7,522
TOTAL REVENUE	411,452	278,238	1,304,725	1,164,640

COST OF REVENUE	136,887	447,248	781,895	1,007,321

GROSS PROFIT	274,565	(169,010)	522,830	157,319

OPERATING EXPENSES
General & Administrative	698,717	411,286	2,042,022	1,264,945
Total Operating Expenses	698,717	411,286	2,042,022	1,264,945

LOSS FROM OPERATIONS	(424,151)	(580,296)	(1,519,193)	(1,107,626)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	12,225	(68)	20,001
Interest Income	58	69	193	265
Interest Expense	(29,337)	(32,125)	(256,660)	(98,133)

Total Other Income (Expense)	(29,280)	(19,831)	(256,535)	(77,867)

LOSS BEFORE INCOME TAXES	(453,431)	(600,127)	(1,775,728)	(1,185,493)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(453,431)	$(600,127)	$(1,775,728)	$(1,185,493)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES	68,459,430	51,401,395	69,581,603	51,401,395

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)
BALANCE AT December 31, 2019	51,401,395	514	247	$34,052,704	$(36,493,300)	(195,287)	$(2,635,369)

Common Stock Issued for Cash			-				-
Costs of Capital			-				-
Stock Based Compensation	-	-	-	165,167			165,167
Warrants for Services			-	11,475			11,475
Warrants for Interest Expense				136,110			136,110
Convertible Debenture Value				105,572			105,572
Preferred Stock - Series B							-
Preferred Stock - Series B for Dividend			10	95,000			95,000
Dividends - P/S Series B					(226,853)		(226,853)
Conversion of Debt to stock							-
Exercise of options and warrants	1,270,000	13		202,587			202,600
Payment on Stockholder Prom Note							-
Net Loss					(1,602,303)		(1,602,303)
Comprehensive Loss					-	42,033	42,033

BALANCE AT December 31, 2020	52,671,395	527	257	34,768,615	(38,322,456)	(153,254)	(3,706,568)

Common Stock Issued for Cash	5,355,238	54		2,112,946			2,113,000
Costs of Capital				(1,932,736)			(1,932,736)
Stock Based Compensation				88,000			88,000
Common Stock for Accounts Payable	223,164	2		99,787			99,789
Common Stock for Costs of Financing	5,030,000	50		1,932,686			1,932,736
Warrants for Services				122,966			122,966
Warrants for Interest Expense				69,729			69,729
Convertible Debenture Value				69,729			69,729
Preferred Stock - Series B for Dividend			2	23,750			23,750
Preferred Stock - Series B Shares and Dividend Payable to Common Stock	8,720,119	87	(259)	432,089			432,176
Dividends - P/S Series B					(40,301)		(40,301)
Conversion of Debt & Interest to Common Stock	2,070,376	21		788,516			788,537
Exercise of options and warrants
Net Loss					(1,775,728)		(1,775,728)
Comprehensive Loss						20,746	20,746

BALANCE AT September 30, 2021 (Unaudited)	74,070,292	741	0	$38,576,077	$(40,138,485)	(132,508)	$(1,694,175)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC. CONSOLIDATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2021 AND 2020

	September 30, 2021 (Unaudited)	September 30, 2020 Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,775,728)	$(1,185,493)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	17,148	10,000
Amortization of Deferred Financing Costs	-	-
Stock Option Compensation	88,000
Bad Debt Expense	-	-
Convertible Debt Value	69,729	-
Common Stock Warrants Issued for Services	122,966	-
Common Stock Warrants Issued for Interest	69,729	-
(Increase) Decrease in Operating Assets
Accounts Receivable	150,551	646,046
Inventory	(236,768)	132,747
Other Current Assets	(328,086)	(274,302)
Other Assets	60,476	41,234
Increase (Decrease) in Accounts and Other Payables	582,310	535,074
Net Cash Used in Operating Activities	(1,179,673)	(94,695)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(17,352)	(35,305)
Proceeds from Sale of Equipment	-	-
Net Cash Provided by (Used in) Investing Activities	(17,352)	(35,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(59,209)	(126,914)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	71,248	268,424
Proceeds from (Payments on) Long-Term Notes Payable/Debt	115,865	-
Proceeds from Exercise of Stock Options	-	-
Proceeds from (Payments to) Due to Related Parties	(82,711)	(69,327)
Deferred Finance Costs, Net	-	-
Common Stock Issued, Net of (Cost of Capital)	2,113,000	-

Net Cash Provided by Financing Activities	2,158,193	72,183

EFFECT OF EXCHANGE RATE CHANGES ON CASH	20,745	15,739

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	981,913	(42,078)

Cash and Cash Equivalents- Beginning of Period	249,521	256,970

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,231,434	$214,892

See accompanying Notes to Condensed Consolidation Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - CONTINUED

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2021 AND 2020

	September 30, 2021 (Unaudited)	September 30, 2020 (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$2,096	$1,806
Income Tax Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debenture Principal converted to Common Stock	$499,750	$-
Debenture Accrued Interest converted to Common Stock	$288,787	$-
Rent Accounts Payable to related Party converted to Common Stock	$99,789	$-
Common Stock issued for Consulting Agreements related to Cost of Capital	$1,932,736	$-
Accrued Dividends converted to Common Stock	$455,926	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Iveda has been offering real-time IP video surveillance technologies to our customers since 2005. While we still offer video surveillance technologies, our core product line has evolved to include AI intelligent search technology that provide true intelligence to any video surveillance system and IoT (Internet of Things) devices and platforms. Our evolution is in response to digital transformation demands from many cities and organizations across the globe. Our IvedaAI intelligent video search technology adds critical intelligence to normally passive video surveillance systems. IvedaAI provides AI functions to any IP camera and most popular network video recorders (NVR) and video management systems (VMS). IvedaAI comes with an appliance or server, preconfigured with multiple AI functions based on the end user requirements.

AI Functions

●	Object Search
●	Face Search (No Database Required)
●	Face Recognition (from a Database)
●	License Plate Recognition (100+ Countries), includes make and model
●	Intrusion Detection
●	Weapon Detection
●	Fire Detection
●	People Counting
●	Vehicle Counting
●	Temperature Detection
●	Public Health Analytics (Facemask Detection,
●	QR and Barcode Detection

Key Features

●	Live Camera View
●	Live Tracking
●	Abnormality Detection – Vehicle/Person wrong direction detection
●	Vehicle/Person Loitering Detection
●	Fall Detection
●	Illegal Parking Detection
●	Heatmap Generation

IvedaAI consists of deep-learning video analytics software running in a computer/server environment that can either be deployed at an edge level or data center for centralized cloud model. We combined hardware and artificial intelligence software for fast and efficient video search for objects stored in an external (NVR) or storage device and live streaming video data from any IP camera.

IvedaAI works with any ONVIF-compliant IP cameras and most popular NVR/VMS (Video Management System) platforms, enabling accurate search across dozens to thousands of cameras in less than 1 second. IvedaAI products are designed to maximize efficiency, save time, and cut cost. Instead of watching hours of video recording after-the-fact, users can set up alerts.

Iveda offers many IoT sensors and devices for various applications such as energy management, smart home, smart building, smart community and patient/elder care. Our gateway and station serve as the main hub for sensors and devices in any given area. They are equipped with high-level communication protocols such as Zigbee, WiFi, Bluetooth, and USB. They connect to the Internet via Ethernet or cellular data network. We provide IoT platforms that enable centralized device management and push digital services on a massive scale. Our smart devices include water sensor, environment sensor, entry sensor, smart plug, siren, body temperature pad, care watch and tracking devices.

We also offer smart power technology for office buildings, schools, shopping centers, hotels, hospitals, and smart city projects. Our smart power hardware is equipped with an RS485 communication interface allowing the meters to be connected to various third-party SCADA software for monitoring and control purposes. This line of product includes smart power, water meter, smart lighting controls systems, and smart payment system.

Iveda’s Cerebro manages all the components of our smart power technology including statistics on energy consumption. Cerebro is a software platform designed to integrate multiple unconnected energy, security and safety applications and devices and control them through one comprehensive user interface.

Cerebro’s roadmap includes dashboard for all of Iveda’s platforms for central management of all devices. Cerebro is system agnostic and will support cross-platform interoperability. The common unified user interface will allow remote control of platforms, sensors and subsystems throughout an entire environment. This integration and unification of all subsystems enable acquisition and analysis of all information on one central command center, allowing comprehensive, effective, and overall management and protection of a city.

In the last few years, smart city has been a hot topic among cities across the globe. With little to no human interaction, technology increases efficiency, expedites decision making, and reduces response time. Dwindling public safety budgets and resources has necessitated the transformation. More and more municipalities are using next-generation technologies to improve the safety and security of its citizens. Our response is our complete suite of IoT technologies, including AI intelligent video search technology, smart sensors, tracking devices, video surveillance systems, and smart power.

Historically, we sold and installed video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing. We also provided video hosting, in-vehicle streaming video, archiving, and real-time remote surveillance services to a variety of businesses and organizations. While we only used off-the shelf camera systems from well-known camera brands, we now source our own cameras using manufacturers in Taiwan in order for us to be more flexible in fulfilling our customer needs. We now have the capability to provide IP cameras and NVRs based on customer specifications. We still utilize ONVIF (Open Network Video Interface Forum) cameras which is a global standard for the interface of IP-based physical security products.

In 2014, we changed our revenue model from direct project-based sales to licensing our platform and selling IoT hardware to service providers such as telecommunications companies, integrators and other technology resellers already providing services to an existing customer base. Partnering with service providers that have an existing loyal subscriber base allows us to focus on servicing just a handful of our partners and concentrating on our technology offering. Service providers leverage their end-user infrastructure to sell, bill, and provide customer service for Iveda’s product offering. This business model provides dual revenue streams – one from hardware sales and the other from monthly licensing fees.

MEGAsys®, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers in Taiwan.

In April 2009, after eighteen months of due diligence by the Department of Homeland Security (DHS), the DHS approved us as a Qualified Anti-Terrorism Technology (QATT) provider under a formal SAFETY Act Designation giving the technology a measure of liability protection. Due diligence included interviewing key employees responsible for developing and deploying our technology, partners, and customers. The purpose of completing the SAFETY Act Designation application is for the seller of a technology, to explain to the DHS how the technology qualifies for the system of risk management and litigation management under the SAFETY Act. The application is designed to elicit the information that will allow the DHS to understand exactly what the seller’s technology is, and how it relates to the criteria for Designation set forth in the SAFETY Act.

A technology could not receive Certification status without having first received Designation status and holding that status for 5 years. To receive SAFETY Act Certification, the Department must conclude that the technology will perform as intended, conforms to the seller’s specifications, and is safe for use as intended. Similar to the Designation application process, due diligence included interviewing key employees responsible for developing and deploying our technology, partners, and customers. We applied for certification in 2014 and after additional months of due diligence by DHS in January 2016 our Designation was elevated to a Certification. SAFETY Act Certification provides sellers of a Qualified Anti-Terrorism Technology (QATT) with an additional measure of liability protection. This additional measure of liability protection is not specifically quantified by the Safety Act. The sellers of QATTs that receive SAFETY Act Certification are entitled to all of the liability protections that accompany SAFETY Act Designation as well as the rebuttable presumption that the government contractor defense applies to claims arising out of, relating to, or resulting from an act of terrorism. QATTs that received Certification are placed on the Approved Technologies list for Homeland Security.

We submitted our renewal application in August 2019 prior to the expiration of our Certification in October 2019. During this time, we have been in constant communication with the Science and Technology Directorate at the SAFETY Act office related to updating our information. We are now awaiting final approval for recertification. Our products are not considered to be certified during the renewal process, but we don’t expect this to significantly impact our ability to sell our technology in the U.S. or international customers.

Our SAFETY Act Certification covers the entire company. MEGAsys is our wholly-owned subsidiary and we use the same technology and products to provide solutions to our Customers. However, the liability protection is limited to the U.S, and we would not expect that the certification has had or will have any significant effect on the MEGAsys results of operations.

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (dba MEGAsys), a company based in Taiwan. We consolidate our financial statements with the financial statements of MEGAsys. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $38 million from January 2005 through December 31, 2020 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the nine months ended September 30, 2021 or the years ended December 31, 2020 and 2019.

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

Revenue and Expense Recognition

The Company applies the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

The Company sells its products and services primarily to municipalities and commercial customers in the following manner:

●	The majority of MEGAsys sales are project sales to Taiwan customers and are made direct to the end customer (typically a municipality or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the equipment is shipped to the end customer and charged for service when installation or maintenance work is performed.

Revenues from fixed-price equipment installation contracts (project sales) are recognized on the percentage-of-completion method. The percentage completed is measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs and revenues, it is at least reasonably possible that the estimates used will change.

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

●	The majority of Iveda US hardware sales are to international customers and are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells software that include licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, if the license is paid yearly the revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers represented approximately 40% and 77% of total accounts receivable of $76,063 and $226,614 as of September 30, 2021 and December 31, 2020, respectively. These customers are longtime customers, and we don’t expect any problem with collectability of these accounts receivable.

We had revenue from one customer with greater than 10% of total revenues during the nine months ended September 30, 2021 that represented approximately 25% of total revenues. We had $219,222 revenues (25%) from Chunghwa Telecom.

We had revenue from two customers with greater than 10% of total revenues during 2020 that represented approximately 39% of total revenues. We had $414,415 revenues (28%) from Chunghwa Telecom and $159,048 revenues (11%) from Siemens .

No other customers represented greater than 10% of total revenues in nine months ended September 30, 2021 and 2020.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of September 30, 2021 and December 31, 2020, respectively, an allowance for uncollectible accounts of $0 and $0 was deemed necessary for our U.S.-based segment.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into subsequent periods.

Inventories

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 and $0, as of September 30, 2021 and December 31, 2020, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the nine months ended September 30, 2021 and September 30, 2020 was $10,482 and $5,000, respectively.

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are being amortized over their estimated useful lives of nine months to ten years. Other intangible assets and trademarks are fully amortized at September 30, 2021. Current year amortization of trademarks was as follows:

2021	$6,666
2022	-
Total	$6,666

Deposits—Long-Term

Long-term deposits consist of a deposit related to the leases of MEGAsys’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2020, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2020.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2016 to 2020 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2016 to 2020 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	September 30, 2021	December 31, 2020
	(Unaudited)
Accounts Payable	$473,977	$405,819
Accrued Expenses	2,774,214	2,751,127
Deferred Revenue and Customer Deposits	104,983	864
Accounts and Other Payables	$3,353,174	$3,157,810

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2020 and 2019, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $165,167 and $95,167 of stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively and $88,000 for the nine months ended September 30, 2021.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2021 and December 31, 2020. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	September 30, 2021 (Unaudited)
	Net Revenue	Net Assets (Liabilities)
United States	$59,200	$(2,404,401)
Republic of China (Taiwan)	$1,245,525	$710,225

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

Reclassification

Certain amounts in 2020 have been reclassified to conform to the 2021 presentation.

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES

	September 30, 2021	December 31, 2020
	(Unaudited)
During 2020 one of the three MEGAsys directors loaned money to MEGAsys at no interest.	-	37,711

On October 18, 2018, we entered into a debenture agreement for $50,000 with Quadrant International LLC (four partners, three of which are related parties) at 0.0% interest per annum with interest and principal payable on the maturity date of December 31, 2019.	-	45,534

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo, a member of the Board of Directors, for $30,000, through his wife, Li-Min Hsu, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock with an exercise price of $0.77 per share. *No longer a Director	-	30,000	*

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo’s wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 10,000 shares of our common stock with an exercise price of $0.77 per share. *No longer a Director	-	100,000	*

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, formerly a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock with an exercise price of $0.77 per share. This debenture was extended to December 31, 2016. Mr. Omi is currently the CTO of the company.	200,000	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 10,000 shares of common stock at an exercise price of $0.77 per share This debenture was extended to December 31, 2016.	$100,000	$100,000

Total Due to Related Parties $ 300,000	$300,000	512,711
Less Current Portion	(300,000)	(512,711)
Less: Debt Discount	-	-
Total Long-Term	$-	$-

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Unsecured loan from a shareholder in April 2018 for $100,000 at a 50% interest rate and six month maturity, was due October 2018. principal and interest convertible at $0.35 per share into common stock at the option of the holder until repaid.	$-	$100,000

Note Payable to Siemens due December 31, 2021 at 0% interest.	82,486

Loan from Hua Nan Bank in 2020 at 2.42% interest rate per annum and due December 2021, 2019 loan at 2.61% interest paid, February - April 2020		71,238

Debenture agreements with various shareholders at 10% interest rate beginning in February 2019 - December 2019, one year maturity, were due February 2020 – December 2020, principal and interest convertible at $0.35 per share into common stock at the option of the holder until repaid.	210,000	346,250

Debenture agreements with various shareholders at 10%-20% interest rate beginning in January 2020 - February 2021, one year maturity, due January 2021 – February 2022, principal and interest convertible at $0.35 per share into common stock at the option of the holder until repaid.	275,000	313,500

Short-term three month loan at 0% interest from a shareholder in June 2020, was due September 2020.	-	35,000

Balance at end of period	$567,486	$865,988

The Long-term debt balances were as follows:

Loans from Shanghai Bank with interest rates 1.00% per annum due February 2024	115,865	-

Current Portion of Long-term debt	(47,944)	-

Balance at end of period	$67,921	-

NOTE 4 PREFERRED STOCK

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

Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into shares of our common stock equal to the original issue price divided by an initial conversion price of $1.00 per share of Series A Preferred Stock, subject to certain adjustments. On June 30, 2017, all shares of Series A Preferred Stock not already converted automatically converted into shares of our common stock at the then-applicable conversion price.

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

If we effectuate a stock split or subdivision of our common stock or our Board of Directors declares a dividend payable in our common stock, the conversion price for the Series B Preferred Stock will be appropriately decreased to protect the Series B Preferred Stockholders from any dilutive effect of the stock split, subdivision, or stock dividend. Similarly, if the number of shares of our common stock outstanding decreases due to a reverse stock split or other combination of the outstanding shares of our common stock, then the applicable conversion price of the Series B Preferred Stock will increase in order to proportionately decrease the number of shares issuable upon conversion. Holders of our Series B Preferred Stock have no sinking fund rights. As of September 30, 2021, we have no outstanding shares of Series B Preferred Stock.

NOTE 5 EQUITY

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

The Company raised $2,113,000 during the nine months ended September 30, 2021 issuing 5,355,238 shares of common stock and warrants to purchase common shares with a Fair Market Value of approximately $900,000.

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

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,000,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 13,000,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020.

We adopted a new plan called Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan will have a maximum of 10 million option shares authorized with similar terms and conditions to the 2010 Option Plan. This plan has not been approved by the shareholders and as of December 31, 2020 and 2,500,000 options were outstanding under the 2020 Option Plan.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2020, we had no unrecognized stock- based compensation.

Stock option transactions during 2020 and 2019 were as follows:

	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	6,741,200	$0.78	6,046,200	$0.83
Granted	2,500,000	0.37	695,000	0.28
Exercised	(1,270,000)	0.16	-	-
Forfeited or Canceled	(355,000)	1.12	-	-
Outstanding at End of Year	7,616,200	0.73	6,741,200	0.78

Options Exercisable at Year-End	7,616,200	0.73	6,741,200	0.78

Weighted-Average Fair Value of Options Granted During the Year	$0.25		$0.20

Information with respect to stock options outstanding and exercisable at December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of Exericse Prices	Number Outstanding at December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2020	Weighted- Average Exercise Price
$0.04 - $1.75	7,616,200	5.7	$0.73	7,616,200	$0.73

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2020	2019
Expected Life	5 yrs	5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	0.18%	1.67%

Warrant transactions during 2020 and 2019 were as follows:

	2020		2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	5,563,509	$0.38	4,796,876	$0.40
Granted	989,856	0.35	1,335,178	0.35
Exercised			-
Forfeited or Canceled	(2,203,331)	0.36	(568,545)	0.45
Outstanding at End of Year	4,350,034	0.38	5,563,509	0.38

Warrant Exercisable at Year-End	4,350,034	0.38	5,563,509	0.38

Weighted-Average Fair Value of Warrants Granted During the Year	$0.10 - $0.26		$0.00 - $0.22

Information with respect to warrants outstanding and exercisable at December 31, 2020 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exericse Prices	Number Outstanding at December 31, 2020	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2020	Weighted- Average Exercise Price
$0.35 - $1.65	4,350,034	1.0	$0.38	4,350,034	$0.38

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2020	2019
Expected Life	1.5 yrs	1.5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	0.19 - 1.59%	1.74 -2.47%

NOTE 7 INCOME TAXES

U.S. Federal Corporate Income Tax

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2020	2019
Tax Operating Loss Carryforward - USA	$9,800,000	$9,600,000
Other	-	-
Valuation Allowance - USA	(9,800,000)	(9,600,000)
	$-	$-

The valuation allowance increased approximately $2.1 million, primarily as a result of the increased net operating losses of our U.S.- based segment.

As of December 31, 2020, we had federal net operating loss carryforwards for income tax purposes of approximately $25.0 million which will begin to expire in 2025. We also had Arizona and California net operating loss carryforwards for income tax purposes of approximately $19.4 million and $2.0 million, respectively, which began to expire in 2014. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration

2020	$590,000	2040
2019	260,000	2039
2018	160,000	2038
2017	140,000	2037
2016	1,640,000	2036
2015	3,400,000	2035
2014	5,230,000	2034
2013	5,600,000	2033
2012	2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025

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

According to the Taiwan corporate income tax (“TCIT”) reporting system, the TCIT sales cut-off base is concurrent with the business tax classified as value-added type (“VAT”) which will be reported to the Ministry of Finance (“MOF”) on a bi-monthly basis. Since the VAT and TCIT are accounted for on a VAT tax basis that recorded all sales on business tax on a VAT tax reporting system, the Company is bound to report the TCIT according to the MOF prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off did not take the accrual base but rather on a VAT taxable reporting basis. Therefore, when the company adopted US GAAP on accrual basis, the sales cut-off TCIT timing difference which derived from the VAT reporting system will create a temporary sales cut-off timing difference and this difference is reflected in the deferred tax assets or liabilities calculations.

NOTE 8 EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2020 and 2019 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended September 30, 2021 and 2020.

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Basic EPS
Net Loss	$(1,775,728)	$(1,185,493)
Weighted Average Shares	69,581,603	51,401,395
Basic Loss Per Share	$(0.03)	$(0.02)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Siemens, Chung-Hsin Electric and Machinery Manufacturing Corp, MEGAsys is required to provide after-project services. If MEGAsys fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to MEGAsys in the event of failure to provide after- project services in the future as of September 30, 2021 is $61,435.

NOTE 10 SUBSEQUENT EVENTS

From October 1, 2021 to November 8, 2021, short-term debenture holders converted $110,000 principal and $22,809 accrued interest into 384,454 shares of common stock, we sold 756,000 shares of unregistered restricted common stock at $0.75 for $567,000 of proceeds and a warrant to purchase 270,000 shares of common stock at $0.35 was exercised for $94,500.

Item 2. Financial Information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Form 10-Q Quarterly Report and with our audited consolidated financial statements for the year ended December 31, 2020 included in this Form 10-Q Quarterly Report.

Note Regarding Forward-Looking Information

This Report on Form 10-Q Quarterly Report contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q Quarterly Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investment, or elsewhere in this Report on Form 10-Q Quarterly Report or discussed in our audited consolidated financial statements for the year ended December 31, 2020, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our audited consolidated financial statements for the year ended December 31, 2020. Such policies are unchanged.

Overview

Iveda has been offering real-time IP video surveillance technologies to our customers since 2005. While we still offer video surveillance technologies, our core product line has evolved to include AI intelligent search technology that provide true intelligence to any video surveillance system and IoT (Internet of Things) devices and platforms. Our evolution is in response to digital transformation demands from many cities and organizations across the globe. Our IvedaAI intelligent video search technology adds critical intelligence to normally passive video surveillance systems. IvedaAI provides AI functions to any IP camera and most popular network video recorders (NVR) and video management systems (VMS). IvedaAI comes with an appliance or server, preconfigured with multiple AI functions based on the end user requirements.

AI Functions

●	Object Search

●	Face Search (No Database Required)

●	Face Recognition (from a Database)

●	License Plate Recognition (100+ Countries), includes make and model

●	Intrusion Detection

●	Weapon Detection

●	Fire Detection

●	People Counting

●	Vehicle Counting

●	Temperature Detection

●	Public Health Analytics (Facemask Detection,

●	QR and Barcode Detection

Key Features

●	Live Camera View

●	Live Tracking

●	Abnormality Detection – Vehicle/Person wrong direction detection

●	Vehicle/Person Loitering Detection

●	Fall Detection

●	Illegal Parking Detection

●	Heatmap Generation

IvedaAI consists of deep-learning video analytics software running in a computer/server environment that can either be deployed at an edge level or data center for centralized cloud model. We combined hardware and artificial intelligence software for fast and efficient video search for objects stored in an external (NVR) or storage device and live streaming video data from any IP camera.

IvedaAI works with any ONVIF-compliant IP cameras and most popular NVR/VMS (Video Management System) platforms, enabling accurate search across dozens to thousands of cameras in less than 1 second. IvedaAI products are designed to maximize efficiency, save time, and cut cost. Instead of watching hours of video recording after-the-fact, users can set up alerts.

Iveda offers many IoT sensors and devices for various applications such as energy management, smart home, smart building, smart community and patient/elder care. Our gateway and station serve as the main hub for sensors and devices in any given area. They are equipped with high-level communication protocols such as Zigbee, WiFi, Bluetooth, and USB. They connect to the Internet via Ethernet or cellular data network. We provide IoT platforms that enable centralized device management and push digital services on a massive scale. Our smart devices include water sensor, environment sensor, entry sensor, smart plug, siren, body temperature pad, care watch and tracking devices.

We also offer smart power technology for office buildings, schools, shopping centers, hotels, hospitals, and smart city projects. Our smart power hardware is equipped with an RS485 communication interface allowing the meters to be connected to various third-party SCADA software for monitoring and control purposes. This line of product includes smart power, water meter, smart lighting controls systems, and smart payment system.

Iveda’s Cerebro manages all the components of our smart power technology including statistics on energy consumption. Cerebro is a software platform designed to integrate multiple unconnected energy, security and safety applications and devices and control them through one comprehensive user interface.

Cerebro’s roadmap includes dashboard for all of Iveda’s platforms for central management of all devices. Cerebro is system agnostic and will support cross-platform interoperability. The common unified user interface will allow remote control of platforms, sensors and subsystems throughout an entire environment. This integration and unification of all subsystems enable acquisition and analysis of all information on one central command center, allowing comprehensive, effective, and overall management and protection of a city.

In the last few years, the smart city concept has been a hot topic among cities across the globe. With little to no human interaction, technology increases efficiency, expedites decision making, and reduces response time. Dwindling public safety budgets and resources has necessitated the transformation. More and more municipalities are using next-generation technologies to improve the safety and security of its citizens. Our response is our complete suite of IoT technologies, including AI intelligent video search technology, smart sensors, tracking devices, video surveillance systems, and smart power.

We license our platform and sell IoT hardware to service providers such as telecommunications companies, integrators and other technology resellers already providing services to an existing customer base. Partnering with service providers that have an existing loyal customer base allows us to focus on servicing just a handful of our partners and concentrating on our technology offering. Service providers leverage their end-user infrastructure to sell, bill, and provide customer service for Iveda’s product offering. This business model provides dual revenue streams – one from hardware sales and the other from monthly licensing fees.

In April 2009, after eighteen months of due diligence by the Department of Homeland Security (DHS), the DHS approved us as a Qualified Anti-Terrorism Technology (QATT) provider under a formal SAFETY Act Designation giving the technology a measure of liability protection. Due diligence included interviewing key employees responsible for developing and deploying our technology, partners, and customers. The purpose of completing the SAFETY Act Designation application is for the seller of a technology, to explain to the DHS how the technology qualifies for the system of risk management and litigation management under the SAFETY Act. The application is designed to elicit the information that will allow the DHS to understand exactly what the seller’s technology is, and how it relates to the criteria for Designation set forth in the SAFETY Act.

A technology could not receive Certification status without having first received Designation status and holding that status for 5 years. To receive SAFETY Act Certification, the Department must conclude that the technology will perform as intended, conforms to the seller’s specifications, and is safe for use as intended. Similar to the Designation application process, due diligence included interviewing key employees responsible for developing and deploying our technology, partners, and customers. We applied for certification in 2014 and after additional months of due diligence by DHS, in January 2016, our Designation was elevated to a Certification. SAFETY Act Certification provides sellers of a Qualified Anti-Terrorism Technology (QATT) with an additional measure of liability protection. This additional measure of liability protection is not specifically quantified by the Safety Act. The sellers of QATTs that receive SAFETY Act Certification are entitled to all of the liability protections that accompany SAFETY Act Designation as well as the rebuttable presumption that the government contractor defense applies to claims arising out of, relating to, or resulting from an act of terrorism. QATTs that received Certification are placed on the Approved Technologies list for Homeland Security.

We submitted our renewal application in August 2019 prior to the expiration of our Certification in October 2019. During this time, we have been in constant communication with the Science and Technology Directorate at the SAFETY Act office related to updating our information. We are now awaiting final approval for recertification. Our products are not considered to be certified during the renewal process, but we do not expect this to significantly impact our ability to sell our technology in the U.S. or international customers. We intend to communicate the results of this process to investors through a press release distributed via a news wire service and will be posted on our website.

Our SAFETY Act Certification covers the entire company as a Qualified Anti-Terrorism Technology. The SAFETY Act creates certain liability limitations for “claims arising out of, relating to, or resulting from an Act of Terrorism” where Qualified Anti-Terrorism Technologies have been deployed. The term “act of terrorism” means any act that the Secretary determines meets the requirements under subparagraph (b) of the Act. An act meets the requirements of this subparagraph if the act- (i) is unlawful; (ii) causes harm to a person, property, or entity, in the United States, and (iii) uses or attempts to use instrumentalities, weapons or other methods designed or intended to cause mass destruction, injury or other loss to citizens or institutions of the United States. MEGAsys is our wholly owned subsidiary, and we use the same technology and products to provide solutions to our customers. The Certification, if renewed is granted by the U.S. government and the liability protection only applies to customers that are U.S.-based MEGAsys does not receive liability protection from the Certification. The Company believes the lack of liability protection from the Certification will have no significant effect on the MEGAsys results of operations. The Company believes the Certification has an intrinsic value for the company as a whole as a marketing tool but does not believe it will have a material effect on the results of operations if it is not renewed.

MEGAsys®, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers in Taiwan.

In April, 2011, we completed our acquisition of MEGAsys®, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. MEGAsys, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on MEGAsys as the majority of the company’s revenues have come from MEGAsys since we acquired them in April 2011. For the nine months ended September 30, 2021 MEGAsys operations accounted for 95% of the total revenue. For the years ended December 31, 2020 and 2019, MEGAsys’s operations accounted for 71% and 95% of our total revenue, respectively.

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

Results of Operations

Net Revenue. We recorded net consolidated revenue of $411,452 for the three months ended September 30, 2021, compared to $278,238 for the three months ended September 30, 2020, an increase of $133,214, or 48%. In the three months ended September 30, 2021, our recurring service revenue was $106,434, or 26% of net consolidated revenue, and our equipment sales and installation revenue was $300,756, or 73% of net consolidated revenue, compared to recurring service revenue of $143,945, or 52% of net consolidated revenue, and equipment sales and installation revenue of $132,315, or 48% of net consolidated revenue, for the same period in 2020. Our U.S.-based segment saw an increase of $11,748, or 42% in net consolidated revenue during the three months ended September 30, 2021, while our Taiwan-based segment revenue increased by $121,466, or 49% during the same period. The minimal increase in U.S.-based segment revenue was due to limited sales of equipment to our customers during our transition to IvedaAI products. The increase in Taiwan-based segment revenue was primarily due to additional long-term contracts awarded and started during the three months ended September 30, 2021. See COVID-19 effects discussion below in Liquidity and Capital Resources.

We recorded net consolidated revenue of $1,304,725 for the nine months ended September 30, 2021, compared to $1,164,640 for the nine months ended September 30, 2020, an increase of 140,084 or 12%. For the nine months ended September 30, 2021 MEGAsys operations accounted for 95% of the total revenue. In the nine months ended September 30, 2021, our recurring service revenue was $219,414 or 17% of revenue, and our equipment sales and installation revenue was $1,079,861 or 83% of revenue, compared to recurring service revenue of $244,296 or 21% of revenue, and equipment sales and installation revenue of $912,822 or 78% of revenue for the same period in 2020. The increase in consolidated net revenue was primarily related to long-term contracts that were awarded starting in the second quarter of 2021 in Taiwan but the U.S.-based segment revenue decrease of ($376,306) was due to limited sales of equipment to our customers during our transition to IvedaAI products. See also COVID-19 effects discussion below in Liquidity and Capital Resources.

Cost of Revenue. Total cost of revenue was $136,887 (33% of revenue, representing a gross margin of 67%) for the three months ended September 30, 2021, compared to $447,248 (161% of revenue; representing a gross margin of (61%) for same period in 2020, a decrease of $310,361, or 69%. The U.S.-based segment decrease in cost of revenue corresponds with decreased equipment sales. The Taiwan-based segment significant decrease in cost of revenue were primarily due to cost reductions related to COVID-19 delays from the same period in 2020.

Total cost of revenue was $781,895 (60% of revenues; gross margin of 40%) for the nine months ended September 30, 2021, compared to $1,007,321 (86% of revenues; representing a gross margin of 14%) for the nine months ended September 30, 2020, a decrease of $225,426 or 22%. The decrease of cost of revenue was primarily related to the reduction of low margin equipment sales in the U.S.-based segment and resulted in an increased of gross margin. The Taiwan based segment has seen positive momentum coming out of COVID-19 delays in large project revenues in 2020 during the nine months ended June 30, 2021.

Operating Expenses. Operating expenses were $698,717 for the three months ended September 30, 2021, compared to $411,286 for the same period in 2020, an increase of $287,431, or 70%. The increase in operating expenses was primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI. Additional professional expenses have been incurred during this period with an effort to get financial information filed with the OTC Markets and filing of the Form 10-12g registration statement.

Operating expenses were $2,042,022 for the nine months ended September 30, 2021, compared to $1,264,945 for the nine months ended September 30, 2020, an increase of $777,077 or 66%. The increase in operating expenses was primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI. Additional professional expenses have been incurred during this period with an effort to get financial information filed with the OTC Markets and filing of the Form 10-12g registration statement.

Loss from Operations. As a result of Taiwan based segment increase in revenues and gross margins, loss from operations decreased to ($424,151) for the three months ended September 30, 2021, compared to ($580,296) for the same period in 2020, a decrease in loss of $156,145, or 27%).

Primarily as a result of the increase in operating expenses the loss from operations increased to ($1,519,193) for the nine months ended September 30, 2021, compared to ($1,107,626) for the nine months ended September 2020, an increase in loss of ($411,567) or (37%).

Other Expense-Net. Other expense-net was ($29,280) for the three months ended September 30, 2021, compared to ($19,831) for the same period in 2020, an increase of ($9,449), or (48%). The change is primarily due to the increase in interest expense related to US based debentures issued starting in 2019 to February 2021.

Other expense-net was ($256,535) for the nine months ended September 30, 2021, compared to ($77,867) for the nine months ended September 30, 2020, an increase of ($178,668) or (229%) primarily related to the increase in interest expense from the US based debentures issued starting in 2019 to February 2021. A significant non-cash interest expense has been recorded for the value of convertible features of debentures issued as well as the warrants issued as incentives for the convertible debentures.

Net Loss. Net loss was ($453,411) for the three months ended September 30, 2021, compared to ($600,127) for the same period in 2020. The decrease of $146,695, or 24%, was primarily due to the Taiwan based segment increase in revenues and gross margins offsetting the increase in operating expenses which was primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI. Additional professional expenses have been incurred during this period with an effort to get financial information filed with the OTC Markets and filing of the Form 10-12g registration statement.

The Net loss was ($1,775,328) for the nine months ended September 30, 2021, compared to ($1,185,493) for the nine months ended September 30, 2020. The increase of ($590,235) or (50%) in net loss was primarily the effect of the increase in operating expenses which was related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI. Additional professional expenses have been incurred during this period with an effort to get financial information filed with the OTC Markets and filing of the Form 10-12g registration statement.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $939,399 in our U.S.-based segment and $292,035 in our Taiwan-based segment, compared to $32,574 in our U.S.-based segment and $216,947 in our Taiwan-based segment as of December 31, 2020. This increase in our cash and cash equivalents is primarily a result of the $2.1 million sale of Common Stock with Warrants during the nine months ended September 30, 2021. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the nine months ended September 30, 2021 was $1.2 million compared to $0.1 million net cash used during the nine months ended September 30, 2020. Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of the $1.8 million net loss, $0.3 million in inventory, $0.3 of prepaids and advances to suppliers offset by approximately $0.6 million in additional accrued expenses. Cash used in operating activities for the nine months ended September 30, 2020 consisted primarily of the net loss and offset by $0.6 million in additional accrued expenses as well as $0.6 million collection of accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2021 was $17,352. Net cash used by investing activities during the nine months ended September 30, 2020 was $35,305.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $2.2 million compared with $0.1 million provided during the nine months ended September 30, 2020. Net cash provided by financing activities in 2021 is primarily a result of the $2.1 million sale of Common Stock with Warrants during the nine months ended September 30, 2021. Net cash provided by financing activities in 2020 consisted primarily of an increase in short-term debt balances at the U.S based operations.

As of September 30, 2021, we had $485,000 outstanding Short-Term Debt on the Iveda US books and $385,000 is past the maturity date and the remaining $100,000 comes due February 2022. There are no penalties related to the past due Notes, interest continues to accrue until paid or converted to common Stock at $0.35 per share. During the nine months ended September 30, 2021, Noteholders converted $499,750 of principal and the company expects a significant portion of the remaining Short-Term Debt to be converted to common stock over the next twelve months. The company expects to pay the remaining Short-Term Debt, if any, from operations and future equity capital raises. There can be no assurance that the company will be able to generate enough operating cashflow or raise equity funds in a timely manner hence the entire Short-Term Debt balance would be past due as of the end of February 2022.

We have experienced significant operating losses since our inception. At December 31, 2020, we had approximately $25 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2021 or 2020. We also had approximately $2.8 million in state net operating loss carryforwards, which expire after five years.

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

Substantially all of our cash is deposited in three financial institutions, two in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (“Central Deposit Insurance Corporation”) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit. Taiwan-based segment revenue from three customers represented approximately 74% of total revenue for the quarter ended September 30, 2021, and accounts receivable from two customers represented approximately 59% of total accounts receivable at September 30, 2021. No other customers represented greater than 10% of total revenue in the quarter ended September 30, 2021.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly service fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Although our Taiwan-based segment had minimal gross accounts receivables aged over 180 days at September 30, 2021, we provide an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the quarters ended September 30, 2021 and 2020, respectively. For our Taiwan-based segment, we set up doubtful accounts receivable allowances of approximately $3,000 and $3,000 for the quarters ended September 30, 2021 and 2020, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily municipalities and commercial customers in Taiwan as well as delays in project timelines in Taiwan. However, the Company is beginning to experience an increase in demand for the six months ended September 30, 2021, compared to the last half of 2020.

Given the fact that the Company’s products are sold through a variety of distribution channels, the Company expects its sales will experience more volatility as a result of the changing and less predictable operational needs of many customers as a result of the COVID-19 pandemic. The Company is aware that many companies, including many of its suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. Although the Company observed significant declines in demand for its products from certain customers during 2020 and the first quarter of 2021, the Company believes that the impact of the COVID-19 remains too fluid and unknown, hindering the Company from determining the long-term demand for current products. The Company also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.

The Company does not expect there to be material changes to its assets on its balance sheet or its ability to timely account for those assets. The Company has also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business-related items.

To date, travel restrictions and border closures have not materially impacted its ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm the business over the long term. Travel restrictions impacting people can restrain our ability to assist its customers and distributors as well as impact its ability to develop new distribution channels, but at present the Company does not expect these restrictions on personal travel to be material to our business operations or financial results. The Company has taken steps to restrain and monitor its operating expenses and therefore it does not expect any such impacts to materially change the relationship between costs and revenues.

Like most companies, the Company has taken a range of actions with respect to how it operates to assure it complies with government restrictions and guidelines as well as best practices to protect the health and well-being of its employees and its ability to continue operating its business effectively. To date, the Company has been able to operate its business effectively using these measures and to maintain internal controls as documented and posted. The Company also has not experienced challenges in maintaining business continuity and does not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions the Company has taken so far during the COVID-19 pandemic include, but are not limited to requiring all employees who can work from home to work from home and increasing its IT networking capability to best assure employees can work effectively outside the office.

The Company currently believes revenue for the year ending December 31, 2021 will still be impacted due to the conditions noted. Based on the Company’s current cash position and its projected cash flow from operations, the Company believes that it will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, the business, financial condition, results of operations and cash flows would be negatively impacted. The Company will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of all securities by the Company during the quarter ended September 30, 2021, which were not registered under the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

During September 2021 the company sold 1,000,000 shares of common stock and 500,000 warrants exercisable at $0.40 per common share for $500,000 to one shareholder. Also, in September 2021 the company sold a combined 210,000 shares for $105,000 to two shareholders.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

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

IVEDA SOLUTIONS, INC.

Date: November 15, 2021	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

