Form 10-K
period 2021-12-31
Iveda Solutions, Inc.
filed 2022-03-31
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File No. 000-53285

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2222203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1744 S Val Vista, Suite 213 Mesa, Arizona	85204
(Address of principal executive offices)	(Zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $73,000,000 as of the last business day of the registrant’s most recently completed fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 7, 2022, there were outstanding 77,346,950 shares of the registrant’s common stock, par value $0.00001 per share.

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

PART I

ITEM 1 – BUSINESS

History

Iveda Solutions, Inc. f/k/a Iveda Corporation (“Iveda”, or the “Company”) was incorporated in Nevada as Charmed Homes, Inc. in June 2006. On October 15, 2009, IntelaSight, d/b/a Iveda, a Washington corporation, became a wholly owned subsidiary of the Company. In December 2010, IntelaSight merged with and into the Company and the Company became the surviving company. Iveda offered the first cloud hosting of streaming and recorded video from security cameras for its customers and real-time remote surveillance service utilizing intervention specialists to watch our customers’ cameras in real time, 24/7. This unique service offering garnered Iveda a SAFETY Act Designation from the Department of Homeland Security (DHS) in 2009, and a Certification in 2016, as a qualified anti-terrorism technology. A technology may not receive Certification without having first received Designation., The Certification allows for the technology to be listed on the DHS website as an approved technology. Our application to renew our Certification was filed in August 2019 prior to its expiration in October 2019. The renewal process is taking longer due to COVID-19 but is in its final stages of review at the DHS as of the date hereof.

In April 2011, Iveda completed the acquisition of the Taiwan-based company Sole-Vision Technologies (doing business as MEGAsys®).

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

In 2014, we changed our business model from direct project-based sales to licensing our platform and selling IoT hardware to service providers such as telecommunications companies, integrators and other technology resellers already providing services to an existing customer base. Partnering with service providers that have an existing loyal customer base allows us to focus on servicing just a handful of our partners and concentrating on our technology offering. Service providers leverage their end-user infrastructure to sell, bill, and provide customer service for Iveda’s product offering. This business model provides dual revenue streams – one from hardware sales and the other from monthly licensing fees.

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

General

Iveda specializes in AI and digital transformation technologies with real-world applications that improve quality of life and safety worldwide.

Iveda, through its wholly-owned subsidiary IntelaSight, Inc. has been offering real-time IP video surveillance technologies to our customers since 2005, prior to its merger with the company. While we still offer video surveillance technologies, our core product line has evolved to include AI intelligent video search technology that provide true intelligence to any video surveillance system and IoT (Internet of Things) devices and platforms. Our evolution is in response to digital transformation demands from many cities and organizations worldwide. Our IvedaAI intelligent video search technology adds critical intelligence to normally passive video surveillance systems. IvedaAI provides AI functions to any IP camera and most popular network video recorders (NVR) and video management systems (VMS). IvedaAI comes with an appliance or server, preconfigured with multiple AI functions based on the end user requirements.

In the last few years, the concept of a smart city has been a hot topic among cities across the globe. With little to no human interaction, technology increases efficiency, expedites decision making, and reduces response time. Dwindling public safety budgets and resources have necessitated the transformation. More and more municipalities are using next-generation technologies to improve the safety and security of its citizens. Our response is our complete suite of IoT technologies, including AI intelligent video search technology, smart sensors, tracking devices, video surveillance systems, and smart power.

Technology / Products

Iveda offers AI intelligent video search, smart utility, smart sensors, gateways and trackers, and IoT platforms (Products).

IvedaAI

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

IvedaPinpoint

IvedaPinpoint centrally manages Bluetooth trackers and sensors and displays them on a map for exact location. Trackers and sensors are small devices that can track assets and people such as medical equipment at hospitals, students at schools, workers at factories, and dementia patients at senior care facilities. The same platform manages TempPad sensors to monitor temperature of patients at hospitals for increased nurse productivity and employees and students for initial COVID-19 screening and contact tracing.

Sentir Video

Sentir Video is Iveda’s video surveillance solution for all kinds of applications. Serving our customers over the past seventeen years has allowed us to validate the best in video surveillance technologies and methodologies, including IP network cameras, NVRs, wireless systems, and other components necessary to deploy a scalable, efficient, and effective video surveillance system. Iveda designs, builds, and delivers highly secure turnkey video surveillance systems featuring our ZEE IP Cameras and Sentir NVRs.

Cerebro IoT Platform

Cerebro is a software technology platform that integrates a multitude of disparate systems for central access and management of applications, subsystems, and devices throughout an entire environment. It is system agnostic and will support cross-platform interoperability. Cerebro’s roadmap includes a dashboard for all of Iveda’s platforms for central management of all devices. It provides remote access to a Dashboard for a single user interface, providing convenient anywhere, anytime access and analysis of relevant information in a timely manner for managing an entire organization or city. Cerebro links city systems and subsystems inseparably to each other. This integration and unification of all subsystems enable acquisition and analysis of all information on one central entity allowing comprehensive, effective and overall management and protection of a city.

IvedaSPS

IvedaSPS is our smart power solution, utilizing our Cerebro IoT platform. This completes our digital transformation solution crucial in smart city deployments as well as in large organizations. We offer smart power technology for office buildings, schools, shopping centers, hotels, hospitals, and smart city projects. This line of product includes smart power, water meter, smart lighting controls systems, and smart payment system. Cerebro manages all the components of our smart power technology including statistics on energy consumption. Cerebro is a software platform designed to integrate multiple unconnected energy, security and safety applications and devices and control them through one comprehensive user interface.

Customers

Our business model in the US is to license our software to organizations already providing services to an existing customer base and facilitating hardware acquisition through third party partners. This business model provides dual revenue streams – one from surveillance camera and analytics hardware sales to the service providers and the other from software licensing fees.

MEGAsys continues to service its enterprise and government clients on a per-project basis. Some of its customers include Chunghwa Telecom, the Taiwan Stock Exchange, New Taipei City Police Department, and Taiwan Energy Systems.

Here is a sample list of our present customers and partners

Seasonality of Business

There is no significant seasonality in our business.

Research and Development

Our new CTO is spearheading the continued development of Cerebro, our proprietary IoT platform, utilizing internal resources and outsourced software engineers.

Intellectual Property

We regard certain aspects of our internal operations, products, and documentation as proprietary and rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements, and nondisclosure agreements to protect our proprietary information. We do not currently hold any patents, but we have certain exclusive rights to relevant patents. We own registered trademarks for Iveda Solutions and its logo and Iveda and its logo from the U.S. Patent and Trademark Office.

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

We are currently developing Cerebro IoT platform. Cerebro is a federated software platform for smart city management. It consists of power management, traffic management, location-based asset tracking, security systems management and AI intelligent video search management. We may consider patent protection for Cerebro based on the unique features we are developing. We are using a combination of open source and proprietary code for all our source coding.

In November 2012, we signed a cooperation agreement with Industrial Technology Research Institute (ITRI), a research and development organization based in Taiwan. Together with ITRI, we have developed cloud-video technologies. Pursuant to the cooperation agreement, we received the right to license some of ITRI’s patents that were used in the development. We also have exclusive rights to license the products and services we develop in cooperation with ITRI.

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

Environmental Issues

Our business currently does not implicate any environmental regulation.

Industry Overview

Iveda is in AI space providing critical intelligence to video surveillance systems and IoT space providing digital transformation solutions to cities around the world. Both industry segments are projected to grow significantly. According to International Data Corporation (IDC) Worldwide Artificial Intelligence Spending Guide, global spending on AI is forecast to double over the next four years from USD 50.1 billion in 2020 to more than USD110 billion in 2024. Spending on AI systems will accelerate over the next several years as organizations deploy artificial intelligence as part of their digital transformation efforts and to remain competitive in the digital economy.

According to Fortune Business Insights, the global IoT market size was USD 308.97 billion in 2020, exhibiting a growth of 23.1% in 2020 compared to the average year-on-year growth during 2017-2019. The market is projected to grow from USD 381.30 billion in 2021 to USD 1,854.76 billion in 2028.

Corporate Information

Our principal executive office is located at 1744 S. Val Vista Drive, Ste. 213, Mesa, Arizona 85204. The telephone number of our principal executive offices is (480) 307-8700. Our registered agent is CT Corporation System and their office is located at 701 S Carson Street, Suite 200, Carson City, NV, 89701. Information contained on our website on that can be accessed through our website is not incorporated by reference in this prospectus.

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

Employees

As of December 31, 2021, we had 10 full-time employees in the United States and 25 full-time employees in Taiwan. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical, and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

Insurance

We maintain insurance, including comprehensive general liability coverage in amounts and type of coverage that we believe are customary in our industry. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with applicable state workers’ compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

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

Our common stock is traded on the OTCQB under the symbol “IVDA.”

Available Information

Our principal executive offices are located at 1744 Val Vista, Suite 213, Mesa, Arizona 85204 and our telephone number is (480) 307-8700. MEGAsys’s headquarters is located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd., Sanchong City, Taipei County 241, Taiwan (R.O.C.). We have two website addresses: www.iveda.com and www.mega-sys.com. Information contained on our websites does not constitute a part of this Annual Report on Form 10-K.

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

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below, together with all of the other information set forth in this prospectus, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected, which could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. The risks described below and in the documents referenced above are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business. You should only consider investing in our securities if you can bear the risk of loss of your entire investment.

Risks Related to Our Company and Business

Our Financial Statements Contain A Going Concern Opinion.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $41 million from January 2005 through December 31, 2021 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We Have Incurred Significant Net Losses Since Our Inception And May Not Be Able To Achieve Or Maintain Profitability On An Annual Basis In The Future.

We have incurred significant net losses since our inception. For the years ended December 31, 2021 and 2020, we incurred net losses of approximately $3.0 million and $1.6 million, respectively, and had accumulated losses of approximately $41 million through December 31, 2021. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. The expected growth due to the recent change in our revenue model may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

We Have Incurred A Significant Reduction In Revenues During 2020 and First Quarter 2021 Related To The Global Effects That The COVID-19 Pandemic Have Had On The Worldwide Economy.

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily municipalities and commercial customers in Taiwan as well as delays in project timelines in Taiwan. However, the Company is beginning to experience an increase in demand for the last half of 2021, compared to the last half of 2020.

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

We Need To Raise Significant Additional Funding.

At our current estimated burn rate, we have sufficient capital to continue our operations for only a short period of time. Accordingly, we must raise capital to continue as a going concern. In December 2020, our Board of Directors approved a new private financing round to accredited investors up to $5 million. As of December 31, 2021, we raised approximately $4.0 million through the sale of our Common Stock. There is no assurance that we can raise additional funding to continue as a going concern or to operate profitably. Any inability to obtain additional financing when needed could require us to significantly curtail or cease operations.

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

We Depend On Certain Key Personnel.

Our future success is dependent on the efforts of key management personnel, particularly David Ly, our Chairman and Chief Executive Officer, Sid Sung, our President, Robert J. Brilon, our Chief Financial Officer, Luz Berg our Chief Operating Officer and Chief Marketing Officer, and Gregory Omi, our Chief Technology Officer, each of whom is employed by us at will. Mr. Ly’s relationships within our industry are vital to our continued operations, and if Mr. Ly were no longer actively involved with us, we would likely be unable to continue our operations. The loss of one or more of our other key employees could also have a material adverse effect on our business, financial condition, and results of operations.

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

Demand For Our Products May Be Lower Than We Anticipate.

We have limited resources to undertake reseller distribution activities. We cannot predict with certainty the potential customer demand for our intelligent video search, smart utility, smart sensors, gateways and trackers, and IoT platforms (Products) or the degree to which we will meet that demand. If demand for our Products does not develop to the extent or as quickly as expected, we might not be able to generate enough revenue to become profitable.

We are currently targeting the sale of our Products to telecommunications companies and technology and systems integrators. Our strategy to target those organizations is based upon their interest and a number of assumptions, some or all of which could prove to be incorrect.

Even if markets for our Products develop, we could achieve a smaller share of those markets than we currently anticipate. Achieving market share will require substantial investment in technical, marketing, project management, and engineering functions to support the deployment of our Products. We cannot assure investors that our efforts will result in the attainment of sufficient market share to become profitable.

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

A Relatively Small Number Of Key Customers Account For A Significant Portion Of Our Revenue.

Historically, a significant portion of our revenue has come from a limited number of key customers. Revenue from two customers out of 36 total customers represented approximately 55% of total revenue for the year ended December 31, 2021. These specific customers were 1) Chunghwa Telecom with 41%, 2) Taiwan Stock Exchange with 14%, (both Taiwan companies). Chunghwa Telecom revenues represented 39% of total revenue for the year ended December 31, 2020, and Siemens represented 11%of total revenues for the year ended December 31, 2020. Total number of customers were 36, and 35, for the years ended December 31, 2021 and 2020, respectively. 95% of the total accounts receivable at December 31, 2021 was from one customer out of a total of 20 customer accounts receivable accounts. This specific customer was Chunghwa Telecom.. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

The Chunghwa Telecom agreement provides for an initial contract period of one year January 1, 2021 through December 31, 2021 and is renewable automatically for additional one-year periods. Pursuant to the Chunghwa Telecom agreement, the Company provides hardware/software system maintenance as required, including an 8-hour response time during office hours and hardware and software is billed as required. The agreement may be terminated due to a breach of the contract that is not cured within 10 days.

Our licensing business, in particular, may be susceptible to concentration of revenue, if through our licensing customers’ large consumer bases of end users. The loss of a key service provider customer, the delay, reduction, or cancellation of a significant order, or difficulty collecting on our accounts receivable from our service provider customers could have a material adverse effect on our business, financial condition, and results of operations.

Payment terms for our U.S.-based segment require prepayment for our Products before they are shipped. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our Products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. MEGAsys provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. We have set up doubtful accounts receivable allowances of $0 and $0 for our Taiwan-based and U.S.-based segments, respectively, as of the years ended December 31, 2021 and 2020. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers.

We Rely On MEGAsys, Our Taiwan Subsidiary, For A Significant Portion Of Our Revenue.

We rely on MEGAsys, our Taiwan subsidiary, for a significant portion of our revenue. For the years ended December 31, 2021 and 2020, MEGAsys’s operations accounted for 93% and 71% of our total revenue, respectively. If MEGAsys experiences a decline in customer demand for its services, an increase in supplier pricing, currency fluctuations, or general economic or governmental instability, our business, financial condition, and results of operations may be materially and adversely affected.

Rapid Growth May Strain Our Resources.

As we continue the commercialization of our Products, we expect to experience significant and rapid growth in the scope and complexity of our business, which may place a significant strain on our senior management team and our financial and other resources. Such growth, if experienced, may expose us to greater costs and other risks associated with growth and expansion. We may be required to hire a broad range of additional employees, including engineers, project managers, and other support personnel, among others, in order to successfully advance our operations. We may also be required to expand and enhance our technology to accommodate customized customer solutions. We may be unsuccessful in these efforts or we may be unable to project accurately the rate or timing of these increases.

The nature of our distribution channel business does not require us to increase our leased space. Our licensing partners may host our platforms in their own data centers or public cloud such as Amazon or Google. Our ability to manage our rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems, and to train, motivate, and manage our employees.

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

We do not know if we will be able to maintain third party manufacturing and supply contracts on favorable terms, if at all, or if our current or future third-party manufacturers and suppliers will meet our requirements for quality, quantity, or timeliness. Our success depends in part on whether our manufacturers are able to fill the orders we place with them in a timely manner. If our manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, we may be required to pursue replacement manufacturer relationships.

While we believe we would be able to find replacement sources for all of our third-party manufacturers and suppliers, if we are unable to find replacements on a timely basis, or at all, we may be forced to either temporarily or permanently discontinue the sale of certain products and associated services, which could expose us to legal liability, loss of reputation, and risk of loss or reduced profit. We believe that our present suppliers offer products that are superior to comparable products available from other suppliers. In addition, we have development partner relationships with many of our present suppliers, which provide us with greater control over future enhancements to the products we sell. Our business, financial condition, results of operation, and reputation could be adversely impacted if we are unable to provide quality products to our customers in a timely manner.

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

We Operate In A Highly Competitive Industry And Our Failure To Compete Effectively May Adversely Affect Our Ability To Generate Revenue.

We believe that our products offer more functions and priced better than our competitors. However, some companies may be developing a similar product, including companies that may have significantly greater financial, technical, and marketing resources, larger distribution networks, and that generate greater revenue and have greater name recognition than we do. Those companies may develop products that are superior to those that we offer. Such competition may potentially affect our chances of achieving profitability.

Some of our competitors may conduct more extensive promotional activities and may offer lower prices to customers than we can, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices to remain competitive. Our competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our services from those of our potential competitors, and build our network of service providers, while maintaining a superior platform and level of service, which we believe will ultimately differentiate our Products from those of our competitors. We may have to substantially increase marketing and development activities to compete effectively.

If Our Information Security Measures Are Breached And Unauthorized Access Is Obtained, Existing And Potential Service Providers May Not Perceive Our Software And Services As Being Secure And May Terminate Their Licensing Agreements Or Fail To Order Additional Products And Services.

Our software involves the monitoring of cameras that may be recording sensitive areas of end users’ facilities and the storage of sensitive data obtained from such cameras. Our software utilizes data and other security measures that are comparable to those used by financial institutions. However, because we no longer host the platform at our own data centers, information security risks associated with data centers are borne by the service providers. If we or any of our service providers or their end-users experience any breach of security in our software, we may be required to expend significant capital and resources to help restore our service providers’ systems. Furthermore, because techniques used to obtain unauthorized access to information systems change frequently and generally are not recognized until launched against a target, we may not be able to anticipate those techniques or to implement adequate preventative measures. Given the nature of our business and the business of the service providers we serve, if unauthorized parties gain access to our or our service providers’ information systems or such information is used in an unauthorized manner, misdirected, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our software, allegations by our service providers that we have not performed our contractual obligations, termination of services by existing customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We Are Subject To Certain Risks Inherent In Managing And Operating Businesses In Taiwan.

We have significant international operations in Taiwan that involve matters central to our business, including those relating to e-commerce, privacy and data protection, live streaming services, intellectual property, computer security, anti-money laundering, anti-corruption and anti-bribery, currency control regulations, data protection, privacy, consumer protection, competition, telecommunications and product liability. There are risks inherent in operating and selling products and services internationally, including the following: different regulatory environments and reimbursement systems; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; foreign customers who may have longer payment cycles than customers in the United States; fluctuations in foreign currency exchange rates; tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements; the imposition of tariffs, exchange controls, or other trade restrictions; general economic and political conditions in countries where we operate or where our customers reside; government control of capital transactions, including the borrowing of funds for operations or the expatriation of cash; potential adverse tax consequences; security concerns and potential business interruption risks associated with political or social unrest in foreign countries where our facilities or assets are located; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries; required compliance with a variety of foreign laws and regulations; and differing customer preferences. The factors described above may have a material adverse effect on our business, financial condition, and results of operations.

Because the majority of the Company’s revenues come from our MEGASys subsidiary, which is located in Taiwan, the Company is subject to the risks of doing business in Taiwan, including periodic foreign economic downturns and political instability, which may adversely affect the Company’s revenue and cost of doing business in Taiwan.

Sole-Vision Technologies (doing business as MEGAsys) is the Company’s wholly-owned subsidiary and generates the majority of the Company’s revenues. MEGASys’ primary place of business is in Taiwan, Republic of China, and the Company has certain key employees in Taiwan. Foreign economic downturns may affect our results of operations in the future. Additionally, other facts relating to the operation of the Company’s business outside of the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations, including:

●	international economic and political changes;

●	the imposition of governmental controls or changes in government regulations, including tax laws, regulations, and treaties;

●	changes in, or impositions of, legislative or regulatory requirements regarding the pharmaceutical industry;

●	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;

●	restrictions on transfers of funds and assets between jurisdictions; and

●	China- Taiwan geo-political instability.

As the Company continues to operate its business in Taiwan, our success will depend in part, on our ability to anticipate and effectively manage these risks. The impact of any one or more of these factors could materially adversely affect our business, financial condition and results of operations.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

If we further expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the Securities and Exchange Commission (SEC) and Department of Justice (DOJ) have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products and technology may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products and technology, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely adversely affect our business.

We Rely On Service Providers To Distribute Our Products To Customers.

We rely on service providers such as telecommunications companies, security integrators and other technology integrators to purchase and distribute our Products to their customers. We plan to continue this method of our internal sales activity for the foreseeable future to service large service providers and government accounts. While we believe we will be able to find alternate service providers if our relationship with any of our larger service providers is terminated and we are not successful in establishing a relationship with an alternative service provider that offers similar services at similar prices, our business could decline.

We have acquired, and may in the future acquire, assets, businesses and technologies as part of our business strategy. If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including without limitation:

●	difficulties in identifying and acquiring products, technologies, proprietary rights or businesses that will help our business;

●	difficulties in integrating operations, technologies, services, and personnel;

●	diversion of financial and managerial resources from existing operations;

●	the risk of entering new development activities and markets in which we have little to no experience;

●	risks related to the assumption of known and unknown liabilities;

●	risks related to our ability to raise sufficient capital to fund additional operating activities; and

●	the issuance of our securities as partial or full payment for any acquisitions and investments could result in material dilution to our existing stockholders.

If we fail to integrate any acquired business into our operations, or if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We have in the past made (and may, from time to time, consider) acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

Our Ability To Use Our Net Operating Loss Carryforwards And Certain Other Tax Attributes May Be Limited, Which Could Potentially Result In Increased Tax Liabilities To Us In The Future.

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. As of December 31, 2021, we had approximately $29.0 million of federal and $2.0 million of state net operating loss carryforwards, which we believe could offset otherwise taxable income in the United States and Arizona. Our federal net operating loss carryforwards begin to expire in 2025. Our state net operating loss carryforwards, which are applicable in California and Arizona, began to expire in 2014. Although these net operating loss carryforwards may be used against taxable income in future periods, we will not receive any tax benefits from the losses we incurred unless, and only to the extent that, we have taxable income during the period prior to their expiration. In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended.

Risks Related to Our Intellectual Property

We Could Incur Substantial Costs Defending Against Claims That Our Products Infringe On The Proprietary Rights Of Others.

We do not own any patents. While we do not believe that our products infringe on the proprietary rights of any third parties, the intellectual property rights that we do have may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. We were named as a defendant in two patent-related lawsuits, both of which have been settled.

Competitors may have filed patent applications for or may have been issued patents and may obtain additional patents or other proprietary rights relating to products or processes that compete with or are related to our products and services. The scope and viability of these patents and other proprietary rights, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights, and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products and services.

While we do not believe that our products infringe on the proprietary rights of any third parties, third parties may claim infringement by us with respect to any patents or other proprietary rights that they hold, and we cannot assure investors that we would prevail in any such proceeding as the intellectual property status of our current and future competitors’ products and services is uncertain. Any infringement claim against us, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We may not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue operating our products without incurring significant additional expense.

In addition, to the extent we have agreed to or will agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort, and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market, or sell our products. Furthermore, our suppliers may not provide us with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, we would be forced to bear any resulting expense.

We Depend On Our Intellectual Property.

Our success and ability to compete depends in part on our proprietary Cerebro Smart IoT Platform and IvedaAI intelligent video search technology. We rely on a combination of copyright and trademark (federal and common) laws, trade secrets, software security measures, license agreements, and nondisclosure agreements to protect our proprietary information. We licensed, through our subsidiary, Sole-Vision Technologies, Inc., the right to use U.S. Patent No. 8,719,442 (as well as its Taiwanese and Chinese counterparts) from Industrial Technology Research Institute (ITRI) with respect to the development of cloud-video technologies. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. We consider our proprietary platform invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We do not currently own any patents. The measures we take to protect our technologies and other intellectual property rights, which presently are based upon trade secrets, may not be adequate to prevent their unauthorized use.

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

Future Sales And Issuances Of Our Common Stock Or Rights To Purchase Common Stock By Us, Including Pursuant To Acquisitions, Investments, Financings or Our Equity Incentive Plans, Could Result In Additional Dilution Of Percentage Ownership Of Our Stockholders And Could Cause Our Stock Price To Fall.

We intend to issue additional securities pursuant to our equity incentive plans and may issue equity or convertible securities in the future in connection with acquisitions, investments and/or additional financings. To the extent we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

There Is A Limited Market For Our Common Stock.

Our common stock is quoted on OTC Markets under the symbol “IVDA”. We have applied to list our common stock on the Nasdaq Capital Markets. No assurance can be given that our application will be approved or that, if approved an active trading market for our shares will develop or be maintained. If our common stock is not approved for listing on the Nasdaq Capital Market, we will not complete this offering. Even if our common stock is approved for listing on the Nasdaq Capital Market, an active trading trading market for our common stock may not develop or be sustained. In the absence of an active trading market for our common stock, the ability of our stockholders to sell their shares could be limited.

Our Reporting Obligations As A Public Company Are Costly.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Securities Act. These rules, regulations and requirements are extensive. We may incur significant costs associated with our public company corporate governance and reporting requirements. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Future Changes in Financial Accounting Standards or Practices May Cause Adverse Unexpected Financial Reporting Fluctuations and Affect Reported Results of Operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud and our business may be harmed and our stock price may be adversely impacted.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. We have in the past failed, and may in the future fail, to maintain the adequacy of our internal controls over financial reporting. Such failure could subject us to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline. For example, our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2021 our internal control over financial reporting was not effective, due to the Company not having adequate controls related to change management within the technology that support the Company’s financial reporting function.

Our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price.

We require significant financial resources to maintain our public reporting status. We cannot assure you we will be able to maintain adequate resources to ensure that we will not have any future material weakness in our system of internal controls. The effectiveness of our controls and procedures may in the future be limited by a variety of factors including:

●	faulty human judgment and simple errors, omissions or mistakes;
●	fraudulent action of an individual or collusion of two or more people;
●	inappropriate management override of procedures; and
●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies like us face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

If we fail to have effective controls and procedures for financial reporting in place, we could be unable to provide timely and accurate financial information and be subject to investigation by the Securities and Exchange Commission and civil or criminal sanctions.

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

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity, our operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Our articles of incorporation contain anti-takeover provisions that could materially adversely affect the rights of holders of our common stock.

We have adopted an amended and restated memorandum and articles of incorporation that contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions. These provisions could deprive our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction.

Our board of directors has the authority, subject to any resolution of the shareholders to the contrary, to issue preferred shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our common stock. Preferred shares could be issued quickly with terms calculated to delay or prevent a change in control of our company or make removal of management more difficult. If our board of directors decides to issue preferred shares, the price of our common stock may fall and the voting and other rights of the holders of our common stock may be materially adversely affected.

ITEM lB – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We currently rent for our principal executive offices approximately 3,000 square feet until February 2025 for approximately $4,500 per month. We believe that our current office space is adequate for the foreseeable future.

MEGAsys leases for its principal executive offices in Taiwan, comprised of two suites totaling approximately 4,838 square feet. MEGAsys pays an aggregate of approximately $2,541 per month under the terms of the two leases, which expire on June 30, 2022.

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

Our common stock is currently quoted on the OTC Markets, PINK Current Information tier, under the trading symbol “IVDA”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future. See the High and Low Bid data below:

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$1.09	$0.27
Second Quarter	$1.00	$0.40
Third Quarter	$0.80	$0.45
Fourth Quarter	$2.35	$0.80

Fiscal Year 2020	High Bid	Low Bid
First Quarter	$0.45	$0.25
Second Quarter	$0.47	$0.26
Third Quarter	$0.37	$0.28
Fourth Quarter	$0.55	$0.26

As of December 31, 2021, we had 77,346,950 shares of our Common Stock, par value $0.00001, issued and outstanding. There were approximately 700 beneficial owners of our Common Stock.

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of December 31, 2021, we had 77,346,950 shares of our common stock outstanding held by 289 shareholders of record, 0 shares of our Series A Preferred Stock outstanding and 0 shares of our series B Preferred Stock.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

For equity compensation plans information refer to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Set forth below are the sales of all securities by the Company within the past three years which were not registered under the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

Between January 1. 2018 and December 31, 2019 the Company issued and sold an aggregate of 181,654 shares of common stock to investors for aggregate proceeds of approximately $64,000 in gross proceeds.

Between January 1, 2020 and December 31, 2021 the Company issued and sold an aggregate of 6,686,057 shares of common stock to investors for aggregate proceeds of approximately $2,790,000 in gross proceeds.

Between January 1, 2020 and December 31, 2021 the Company issued 3,516,215 shares of common stock to convertible debt holders upon conversion of $1,294,580 in principal and interest.

All of the securities referred to, above, were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

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

In April, 2011, we completed our acquisition of MEGAsys, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. MEGAsys, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. MEGAsys combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through MEGAsys, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. MEGAsys is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. MEGAsys also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on MEGAsys as the majority of the company’s revenues have come from MEGAsys since we acquired them in April 2011. For the years ended December 31, 2021 and 2020, MEGAsys’s operations accounted for 93% and 71% of our total revenue, respectively.

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

In November 2012, we signed a cooperation agreement with ITRI, a research and development organization based in Taiwan. Together with ITRI, we have developed cloud-video services. Pursuant to the cooperation agreement, we licensed, through our subsidiary, Sole-Vision Technologies, Inc., the right to use U.S. Patent No. 8,719,442 (as well as its Taiwanese and Chinese counterparts) with respect to the development of cloud-video technologies.

In June and August 2014, in collaboration with our local partner in the Philippines, we shipped our ZEE cloud plug-and-play cameras for delivery to the Philippine Long Distance Telephone Company (“PLDT”) for distribution to its customers with a cloud video surveillance service offering, utilizing our Sentir platform.

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

Results of Operations for the Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Net Revenue

We recorded net consolidated revenue of $1.9 million for the year ended December 31, 2021, compared with $1.5 million for the year ended December 31, 2020, an increase of $0.4 million, or 29%. For the year ended December 31, 2021, our recurring service revenue was $264,402, or 14% of net revenue, and our equipment sales and installation revenue was $1.65 million, or 86% of net revenue. In fiscal 2020, our recurring service revenue was $325,680, or 22% of consolidated net revenue, and our equipment sales and installation revenue was $1.2 million, or 78% of net revenue. The increase in total revenue in 2021 compared with the same period in fiscal 2020 is attributable primarily to increased equipment sales from MEGAsys as a result of additional long-term contracts awarded and started during 2021.

Cost of Revenue

Total cost of revenue was $1.1 million (57% of revenue; gross margin of 43%) for the year ended December 31, 2021, compared with $1.0 million (67% of revenue; 33% gross margin) for the year ended December 31, 2020, an increase of ($0.1 million), or (9%). The increase in cost of revenue was primarily driven by increased MEGAsys revenue. The increase in overall gross margin was also primarily attributed to increased MEGAsys revenue as a result of additional long-term contracts awarded and started during 2021.

Operating Expenses

Operating expenses were $3.6 million for the year ended December 31, 2021, compared with $1.7 million for the year ended December 31, 2020, an increase of $1.8 million, or 107%. This net increase in operating expenses in 2021 compared with 2020 is due primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI. Additional professional expenses have been incurred during this period with an effort to get financial information filed with the OTC Markets and filing of the Form 10-12g registration statement.

Loss from Operations

Loss from operations increased to $2.7 million for the year ended December 31, 2021, compared with $1.2 million for the year ended December 31, 2020, an increase of $1.5 million, or 122%. A majority of the increase in loss from operations was primarily due to increased operating expenses offset by a $0.3 million increase in gross profit.

Other Expense-Net

Other expense-net was $273,295 for the year ended December 31, 2021, compared with $373,560 for the year ended December 31, 2020, a decrease of $100,265, or 27%. The majority of the other expense is interest expense accrued for convertible debentures, valuation of the convertible debenture features and the value of warrants given as incentive for the convertible debentures.

Net Loss

Net loss was $3.0 million for the year ended December 31, 2021, compared with $1.6 million for the year ended December 31, 2020. The increase of $1.4 million, or 87%, in net loss was caused primarily by a increase in operating expenses related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI. Additional professional expenses have been incurred during this period with an effort to get financial information filed with the OTC Markets and filing of the Form 10-12g registration statement.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $1,091,246 in our U.S.-based segment and $294,029 in our Taiwan-based segment, compared to $32,574 in our U.S.-based segment and $216,947 in our Taiwan-based segment as of December 31, 2020. This increase in our cash and cash equivalents is primarily a result of the $2.8 million sale of Common Stock with Warrants during the year ended December 31, 2021. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the year ended December 31, 2021 was $2.0 million compared to $0.1 million net cash used during the nine months ended December 31, 2020. Net cash used in operating activities for the year ended December 31, 2021 consisted primarily of the $3.08 million net loss including $1.1 million of non-cash charges (primarily stock option compensation and warrants for services), $0.3 million in accounts receivable, $0.3 of inventory, prepaids and advances to suppliers offset by approximately $0.5 million in additional accrued expenses. Cash used in operating activities for the year ended December 31, 2020 consisted primarily of the net loss and offset by $0.4 million in additional accrued expenses as well as $0.7 million collection of accounts receivable.

Net cash used in investing activities for the year ended December 31, 2021 was $24,513. Net cash used by investing activities during the nine months ended December 31, 2020 was $21,915.

Net cash provided by financing activities for the year ended December 31, 2021 was $3.1 million compared with $0.1 million provided during the year ended December 31, 2020. Net cash provided by financing activities in 2021 is primarily a result of the $2.8 million sale of Common Stock with Warrants during the year ended December 31, 2021. Net cash provided by financing activities in 2020 consisted primarily of an increase in short-term debt balances at the U.S based operations.

We have experienced significant operating losses since our inception. At December 31, 2021, we had approximately $29 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2021 or 2020. We also had approximately $2.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the quarters ended December 31, 2021 and 2020, respectively. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the years ended December 31, 2021 and 2020, respectively. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily municipalities and commercial customers in Taiwan as well as delays in project timelines in Taiwan. The Company estimates that the COVID-19 pandemic resulted in decreases of approximately $1.2 million revenues and $0.3 million gross profit contribution for the year ended December 31, 2020 and $0.2 million revenues and $0.05 million gross profit contribution for the three months ended March 31, 2021. However, the Company is beginning to experience an increase in demand for the nine months ended December 31, 2021, compared to the last half of 2020.

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

The Company currently believes revenue for the year ending December 31, 2021 has been impacted due to the conditions noted. Based on the Company’s current cash position and its projected cash flow from operations, the Company believes that it will have sufficient capital and or have access to sufficient capital through public and private equity and debt offerings to sustain operations for a period of one year following the date of this filing. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, the business, financial condition, results of operations and cash flows would be negatively impacted. The Company will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

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

Basis of Accounting and Going Concern

Our financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $31.0 million through December 31, 2021 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2021 and 2020 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2010 and 2009, was estimated using the “minimum value method” as prescribed by the original provisions of ASC 718, “Accounting for Stock-Based Compensation” and therefore, no compensation expense was recognized for these awards in accordance with ASC 718. We recognized $801,908 and $165,167 of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2021, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 as required by Rule 13a-15(c) under the Exchange Act. We utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (1992) in performing this assessment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Identified Material Weakness

As of December 31, 2021, we need to hire additional employees at MEGAsys that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of MEGAsys’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2022.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

Segregation of Duties

As of December 31, 2021, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our directors, director nominees, executive officers and other key employees.

Name	Age	Position
David Ly	46	Chief Executive Officer and Chairman of the Board of Directors
Chi Kuang Sid Sung	60	President
Robert J. Brilon	61	Chief Financial Officer and Treasurer
Luz A. Berg	59	Chief Operating Officer, Chief Marketing Officer and Corporate Secretary
Gregory Omi	60	Chief Technology Officer
Joseph Farnsworth	62	Director
Alejandro Franco	68	Director
Robert D. Gillen	67	Director

David Ly founded our company and has served as our Chief Executive Officer and Chairman of the Board of Directors since October 2009. Mr. Ly also served as our President from October 2009 to February 2014. Mr. Ly served in Business-to-Business Sales for T-Mobile USA, a wireless network and communications company, from August 2002 to September 2003. From September 2001 to July 2002, Mr. Ly served as Market Manager of Door To Door Storage, a moving and portable storage company. Mr. Ly served as an Applications Engineer at Metricom, Inc., the first micro cellular data network, from November 1998 to August 2001. Mr. Ly holds a Bachelor of Science Degree in Civil Engineering with a minor in International Business from San Francisco State University. We believe Mr. Ly’s position as our Chief Executive Officer, his extensive knowledge and understanding of the video surveillance and AI industries, and his business and engineering expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Sid Sung has served as our President since January 2020. Mr. Sung was President from July 2017 to December 2019 and a director from March 2015 to December 2019 of People Power Company, an IoT platform solutions provider. He served as Board Advisor and IoT Consultant from February 2014 to December 2019 at CVS Capital, a venture capital company focusing on IT & semiconductor field and Twoway Communications, a CATV and fiber communications equipment provider, and Xingtera, a home networking semiconductor and IoT solution provider. Mr. Sung was the Cofounder and Chief Operating Officer at Connected IO, a machine-to-machine product and solution provider for telcos, from October 2013 to October 2017. He was also Vice President from May 2011 to January 2014 at Lite ON Technology, an OEM/ODM contract manufacturer. Mr. Sung served as General Manager at SMC Networks, a leading cable gateway and home security solutions provider, from August 2007 to July 2010 and as Vice President at Accton Technology, a global provider of networking and communications solution, from March 2006 to August 2007. Mr. Sung was the founder and CEO of Alpha Telecom, a next generation CPE provider, from September 1994 to March 2006. Mr. Sung holds a master’s degree in Electrical Engineering at the University of Alabama Huntsville and a Bachelor of Science Degree in Atmospheric Science at National Taiwan University.

Robert J. Brilon has served as our Chief Financial Officer since December 2013. He was also our President from February 2014 to July 2018 and Treasurer from December 2013 to July 2018 and was appointed Treasurer again on December 15, 2021. Mr. Brilon served as our Executive Vice President of Business Development from December 2013 to February 2014 and as our interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon joined New Gen Management Services, Inc. in July 2017 as the CFO (subsequently becoming President and CFO of New Gen in July 2018). Mr. Brilon was the President, Chief Financial Officer, Corporate Secretary, and Director of both Vext Science, Inc and New Gen until he resigned in February 2020. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a Bachelor of Science degree in Business Administration from the University of Iowa.

Luz A. Berg has served as our Chief Marketing Officer and Corporate Secretary since October 2009 and General Manager from April 2018 to December 2021. Ms. Berg also served in various roles at our company including Chief Operating Officer from October 2009 to September 2014 and from December 2021, Senior Vice President of Operations & Marketing from May 2007 to October 2009, and Vice President of Marketing from November 2004 to May 2007. Ms. Berg served as Director of Marketing of Cygnus Business Media, a technology business-to-business media company, from January 2003 to July 2004. From October 2001 to January 2003, Ms. Berg served as Director of Marketing for Penton Business Media, a business-to-business media company. Ms. Berg also served as Marketing Programs and Channel Marketing Manager of Metricom, the first micro cellular data network, from March 1999 to August 2001 and as a Marketing Communications Specialist for Spectra-Physics Lasers, manufacturer of industrial and scientific lasers, from October 1991 to March 1999. Ms. Berg holds a Bachelor of Arts degree in Management from St. Mary’s College in California.

Gregory Omi has served is our new Chief Technology Officer since May 2021. Prior, Mr. Omi served as director of our company from October 2009 to November 2016. Mr. Omi served as a senior programmer for Zynga, an online and mobile social gaming company, from November 2009 to March 2014 and then again briefly in 2016 and 2019 as architect. Mr. Omi served as senior engineer at Tesla, an electric vehicle manufacturer, from October 2016 to October 2017. Prior to that, Mr. Omi served as a programmer for Monkey Gods, LLC, a video game developer, from January 2009 to November 2009. Mr. Omi also served as Senior Programmer for Flektor, Inc., a developer of online audio and video editing tools, from October 2006 to January 2009. From October 1996 to June 2006, Mr. Omi served as a Senior Programmer for Naughty Dog, a computer game developer. Prior to that, Mr. Omi served in programming roles for 3DO from 1992 to 1996, TekMagic in 1992, Epyx from 1986 to 1992, Atari in 1991, Nexa from 1982 to 1983 and 1985 to 1986, and HES in 1983. Mr. Omi attended DeVry Institute in Phoenix, Arizona from 1979 to 1980 where he studied industrial electronics engineering.

Joseph Farnsworth has served as a director of our company since January 2010. Mr. Farnsworth has served as President and as a director of Farnsworth Realty & Management Co., an Arizona-based privately held real estate company, and as a director of Farnsworth Development, a closely held real estate developer, since 1995. Mr. Farnsworth has also served as a director of The Farnsworth Companies since 2008. From 1990 to 1995, Mr. Farnsworth served as President of Alfred’s International, with operations in China and Korea. Prior to that, Mr. Farnsworth served as President of Farnsworth International, a real estate investment company based in Taipei, Taiwan from 1987 to 1991. Mr. Farnsworth holds a Bachelor of Science degree in Real Estate Finance from Brigham Young University and is a licensed real estate broker in Arizona. We believe Mr. Farnsworth’s experience leading companies with operations in Asia and his business and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Alejandro Franco has served as a director of our company since November 2011. Mr. Franco has also served as a consultant to our company since 2011, advising on business development and strategic partnership opportunities in Mexico. Mr. Franco is the founder and has served as President of Amextel, a telecommunications company in Mexico, since June 2003. Mr. Franco founded the Mexican American Business Council, a non-profit organization facilitating border relationships to increase business, support trade growth and investments, and has been the CEO since June 2015. Mr. Franco also founded and served as President of Bela Corp., a cloud technology and services company, from 1988 to 2000. Prior to that, Mr. Franco founded and served as President of TVM, Inc., a television and technology company in Mexico, from 1985 to 1988. Mr. Franco attended UNAM University, Mexico where he studied Economics. Mr. Franco also attended IBERO University, Mexico, where he studied Industrial Design. Mr. Franco holds a Master degree in Theology from the Oblate School of Theology in San Antonio, Texas. We believe Mr. Franco’s experience leading businesses with operations in Asia and Mexico, his experience as a consultant for our company, his extensive knowledge and understanding of the telecommunications and cloud technology industries, and his business and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Robert D. Gillen has served as a director of our company since November 2011. Mr. Gillen founded and has served as President of the Law Offices of Robert D. Gillen, Ltd., a law firm located in Scottsdale, Arizona and Naperville, Illinois, which specializes in advising small- and medium-size businesses on domestic and international tax planning, since 1979. Mr. Gillen retired in October 2014. Mr. Gillen holds a Bachelor of Science degree in Business Administration from the University of Illinois and a J.D. from the Illinois Institute of Technology – Chicago Kent College of Law. Mr. Gillen also has extensive experience educating, CPAs, attorneys, and other financial and business professionals about asset protection and tax planning. We believe Mr. Gillen’s experience advising, clients operating the cellular industry, his experience leading a business involved in the lease and sale of cellular sites, his experience navigating international business and legal issues, and his prior board experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Family Relationships

There are no family relationships among any of our directors, director nominees or executive officers.

Terms of Directors and Executive Officers

The number of directors of the Company shall be not less than one nor more than thirteen. Each of our directors holds office until the next annual meeting of shareholders and until his or her successor shall have been elected and qualified, until his or her resignation, or until his or her office is otherwise vacated in accordance with our articles of incorporation.

Our officers are elected by and serve at the discretion of the board of directors.

Board of Directors and Board Committees

Our board of directors consists of four directors, three of whom are independent as such term is defined by the Nasdaq Capital Market. We have determined that Joseph Farnsworth, Alejandro Franco and Robert D. Gillen satisfy the “independence” requirements under NASDAQ Rule 5605.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nomination and corporate governance committee, and adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Joseph Farnsworth, Alejandro Franco and Robert D. Gillen. Mr. Farnsworth is the chair of our audit committee. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Our compensation committee consists of Joseph Farnsworth, Alejandro Franco and Robert D. Gillen. Mr. Farnsworth is the chair of our compensation committee. The compensation committee will be responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

●	reviewing and recommending to the shareholders for determination with respect to the compensation of our directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nominations and Corporate Governance Committee. Our Nominations and Corporate Governance committee consists of Joseph Farnsworth, Alejandro Franco and Robert D. Gillen. Mr. Gillen is the chair of our Nominations and Corporate Governance committee. The nominating and corporate governance committee is responsible for, among other things, (i) determining the qualifications, qualities and skills required to be a director of the Company and evaluating, selecting and approving nominees to serve as directors, (ii) periodically reviewing, assessing and making recommendations for changes to the Board of Directors and its committees and (iii) overseeing the process for evaluation of the Board of Directors. Pursuant to the nominating and corporate governance committee charter, the nominating and corporate governance committee has the authority to delegate all or a portion of its duties and responsibilities to a subcommittee of the nominating and corporate governance committee. In addition, the nominating and corporate governance committee has unrestricted access to and assistance from our officers, employees and independent auditors and the authority to employ experts, consultants and professionals to assist with performance of their duties. The nominating and corporate governance committee is also responsible for establishing procedures regarding director nominees put forward by stockholders. The committee is also responsible for establishing procedures for shareholder communications with the Board of Directors.

Involvement in Certain Legal Proceedings

None of our directors or officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has any been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Related Party Transactions,” our directors and officers have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics which is applicable to all of our directors, executive officers and employees. A copy of the code of business conduct and ethics will be posted on our corporate investor relations website prior to our listing on the Nasdaq Capital Market.

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

The following table sets forth certain information with respect to compensation for the years ended December 31, 2021 and 2020, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US$100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary (1)	Warrants Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
David Ly	2021	$190,000		$211,500	$11,968	$413,468
Chairman and Chief Executive Officer	2020	$190,000		$175,000	$11,968	$376,968

Sid Sung	2021	$150,000		$150,500		$300,500
President	2020	$150,000		$25,000		$175,000

Robert J. Brilon	2021	$180,000		$141,000		$321,000
Chief Financial Officer and Treasurer	2020	$180,000		$50,000		$230,000

Luz A. Berg Chief Operating Officer	2021	$165,000		$141,000		$306,000
Chief Marketing Officer and Corporate Secretary	2020	$165,000		$175,000		$340,000

Gregory Omi	2021	-		$219,000		$219,000
Chief Technology Officer	2020					$0

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate probable grant date fair value of warrants awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	The amounts in this column reflect the aggregate probable grant date fair value of option awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(4)	The amounts in this column reflect the amount of perquisites related to a vehicle allowance.

Outstanding Equity Awards as of December 31, 2021

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2021

Name and Prinicpal Position	Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly	12/18/2012	50,000	(1)	-	-	$1.10	12/18/2022
Chairman and	12/31/2013	50,000	(1)	-	-	$1.75	12/31/2023
Chief Executive Officer	12/31/2014	50,000	(1)	-	-	$1.15	12/31/2024
	2/25/2015	100,000	(1)	-	-	$0.77	2/25/2025
	12/11/2015	200,000	(1)	-	-	$0.72	12/11/2025
	12/15/2020	700,000	(1)	-	-	$0.37	12/15/2030
	12/30/2021	150,000	(1)	-	-	$2.03	12/31/2031
Robert J. Brilon	12/1/2013	300,000	(1)	-	-	$1.00	12/1/2023
Chief Financial Officer	12/8/2014	100,000	(1)	-	-	$1.00	12/8/2024
	5/2/2014	100,000	(1)	-	-	$1.00	5/2/2024
	12/31/2014	50,000	(1)	-	-	$1.15	12/31/2024
	12/30/2021	100,000	(1)	-	-	$2.03	12/31/2031
Luz Berg	12/18/2012	25,000	(1)	-	-	$1.10	12/18/2022
Chief Operating Officer, Chief	12/31/2013	25,000	(1)	-	-	$1.75	12/31/2023
Marketing Officer	12/31/2014	25,000	(1)	-	-	$1.15	12/31/2024
and Corporate Secretary	12/11/2015	25,000	(1)	-	-	$0.72	12/11/2025
	12/15/2020	700,000	(1)	-	-	$0.37	12/15/2030
	12/30/2021	100,000	(1)	-	-	$2.03	12/30/2031
Sid Sung	8/9/2019	150,000	(1)	-	-	$1.40	8/9/2022
President	12/20/2019	100,000	(1)	-	-	$1.12	12/20/2029
	12/15/2020	100,000	(1)	-	-	$0.37	12/15/2030
	12/30/2021	100,000	(1)	-	-	$2.03	12/30/2031
Greg Omi, Chief Technology Officer	12/30/2021	100,000	(1)	-	-	$2.03	12/30/2031

(1)	The options became fully vested on the date of grant.

Equity Compensation Plans

On October 15, 2009, we adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate number of 1,500,000 shares of common stock issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 Option plans under Iveda Corporation after the merger with Charmed Homes.

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 1,000,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 3,0000,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 13,000,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2021, 3,764,000 options were outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 10,000,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2021, 3,383,500 options were outstanding under the 2020 Option Plan. This plan has not been approved by shareholders.

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

We have periodically issued warrants to purchase shares of our common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2021, warrants to purchase 1,744,518 shares of our common stock were outstanding, which were issued for services or incentive for the purchase of convertible debentures or common stock subscription. Terms of these warrants are comparable to the terms of the outstanding options with the exception of typically two to three year terms versus ten Terms of these warrants are comparable to the terms of the outstanding options.

We have periodically issued warrants to purchase shares of our common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2015, warrants to purchase 7,417,303 shares of our common stock were outstanding, all of which were issued as equity compensation. Terms of these warrants are comparable to the terms of the outstanding options with the exception of typically two to three year terms versus ten.

Director Compensation

Non-employee directors receive stock-based compensation for their service on our Board of Directors and are reimbursed for their cost of attending meetings. For the year ended December 31, 2021, Joseph Farnsworth received 75,000 options and Alejandro Franco and Robert Gillen received 50,000 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2021. For the year ended December 31, 2020, Joseph Farnsworth received 300,000 options and Alejandro Franco and Robert Gillen received 100,000 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2020. We do not pay additional compensation to our directors for their service, either as Chair or as a member, on the Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee.

Name	Fees Earned or paid in Cash $	Stock Awards $	2021 Options Awards $		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Farnsworth	-	-	$105,750	(1)	-	-	-	$105,750
Alejandro Franco	-	-	$35,250	(2)	-	-	-	$35,250
Robert Gillen	-	-	$35,250	(3)	-	-	-	$35,250

(1) As of December 31, 2021, Mr. Farnsworth had outstanding options to purchase 875,000 shares of our common stock.

(2) As of December 31, 2021, Mr. Franco had outstanding options to purchase 550,000 shares of our common stock.

(3) As of December 31, 2021, Mr. Gillen had outstanding options to purchase 590,000 shares of our common stock.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth as of the date of this prospectus, certain information regarding the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of such stock; (ii) each member of our Board of Directors, and each of our named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all Common Stock is owned directly, and the beneficial owners listed in the table below possess sole voting and investment power with respect to the stock indicated, and the address for each beneficial owner is c/o Iveda Solutions, Inc., 1744 S. Val Vista Drive, Mesa, Arizona 85204.

Name of Beneficial Owner	Common Shares	% of Common Shares
Directors and Officers

David Ly (1)	5,205,181	6.6%
Sid Sung (2)	500,000	0.5%
Robert J. Brilon (3)	1.943,988	2.5%
Luz A. Berg (4)	2,142,183	2.7%
Gregory Omi (5)	1,413,859	1.8%
Joseph Farnsworth (6)	1,730,538	2.2%
Alejandro Franco (7)	800,000	1.0%
Robert D. Gillen (8)	1,982,049	2.5%

All Directors and Officers	15,717,798	20.3%

5% Stockholders

John Lambert (9)	6,033,482	7.6%
Benjamin Tran	5,000,000	6.5%
Philip & Wendy Wyatt (10)	5,787,477	7.4%

All 5% Stockholders	16,800,959	20.9%

(1)	Includes options to purchase 1,300,000 shares of common stock, which are exercisable within 60 days of December 31, 2021.
(2)	Consists of (a) options to purchase 350,000 shares of common stock, which are exercisable within 60 days of December 31, 2021, (b) warrants to purchase 150,000 shares of common stock, which are exercisable within 60 days of December 31, 2021, Stock.
(3)	Includes options to purchase 650,000 shares of common stock, which are exercisable within 60 days of December 31, 2021.
(4)	Includes options to purchase 900,000 shares of common stock, which are exercisable within 60 days of December 31, 2021.
(5)	Includes options to purchase 510,000 shares of common stock, which are exercisable within 60 days of December 31, 2021.
(6)	Consists of (a) options to purchase 875,000 shares of common stock, which are exercisable within 60 days of December 31, 2021, and b) 159,396 shares of common stock held by Farnsworth Realty, an entity owned by Mr. Farnsworth.
(7)	Consists of (a) options to purchase 550,000 shares of common stock, which are exercisable within 60 days of December 31, 2021, and (b) 250,000 shares of common stock held by Amextel S.A. De C.V. an entity owned by Mr. Franco.
(8)	Consists (a) options to purchase 590,000 shares of common stock, which are exercisable within 60 days of December 31, 2021, and (b) 1,301,140 shares of common stock and c) 90.909 common stock upon conversion of debenture, held by Squirrel Away, an entity owned by Mr. Gillen.
(9)	Includes warrants to purchase 2,100,000 shares of common stock, which are exercisable within 60 days of December 31, 2021.
(10)	Includes warrants to purchase 1,010,571 shares of common stock, which are exercisable within 60 days of December 31, 2021.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	3,712,500	$0.90	0
Equity compensation plans approved by stockholders (2)	3,435,000	$0.79	6,565,000
Equity compensation plans not approved by stockholders (3)	6,978,072	$0.38	0
Total	14,125,572	$0.62	6,565,000

(1)	Consists of our 2010 and 2012 Option Plan.
(2)	Consists of our 2020 Option Plan
(3)	Warrants issued not under a plan

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”, since January 1, 2020 there are no transactions to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees, and the independence of each director. Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Farnsworth, Franco, Gillen, and Omi do not have a relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Our Board of Directors did not consider any relationship or transaction between our company and the independent directors not already disclosed in this Annual Report on Form 10-K in making this determination. Mr. Ly is an employee director.

The Audit Committee currently consists of Messrs. Farnsworth (Chairman), Franco and Gillen, each of whom is an independent director of our company. The Compensation Committee currently consists of Messrs. Farnsworth (Chairman), Franco and Gillen, each of whom is an independent director of our company. The Nominations and Corporate Governance Committee currently consists of Messrs. Gillen (Chairman), Farnsworth, and Franco, each of whom is an independent director of our company.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

In July 2021, with the approval of the Audit Committee of the Board of Directors, we appointed BF Borgers CPA PC (“BFB”) as our principal accounting firm. BFB has served as the principal audit firm for Iveda 2020 and 2019 Financial Statements since July 2021.

We paid or accrued $100,000 and $0, during the year ended December 31, 2021 and 2020, respectively.

Audit Committee Pre-Approval Policies

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, BFB. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by BFB described above were approved by the Audit Committee pursuant to our Audit Committee’s pre-approval policy.

Our principal accountants, BFB, did not engage any other persons or firms other than their respective full-time, permanent employees.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014)
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)
3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 9, 2014 containing the rights and preferences of the Series A Preferred Stock (Incorporated by reference to the Form 8-K filed on December 15, 2014)
3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of Nevada on January 15, 2015, containing the Designation of the Preferences, Rights and Limitations of the Series B Preferred Stock (Incorporated by reference to the Form 8-K filed on January 23, 2015)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.10	Form of Tranche A Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)
4.11	Form of Tranche B Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)
4.12	Registration Rights Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)
4.13	2020 Stock Option Plan, dated January 18, 2020 (filed with amended Form 10-12g filed on 10/25/2021
4.14	Form of Warrant to purchase common stock to officers, directors, employees, and consultants (Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.15	Form of Convertible Debenture(Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.16	Form of Warrant(Incorporated by reference to the Form S-1 filed on 12/30/2021)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to Form 10-K filed on 3/30/2011)
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012)
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012)
10.15	Securities Purchase Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)
10.17	Cooperation Agreement with Industrial Technology Research Institute dated November 2012 (Incorporated by reference to the Form S-1 filed on 12/30/2021)
10.18	Form of Subscription Agreement (Incorporated by reference to the Form S-1 filed on 12/30/2021)
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: March 31, 2022	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	March 31, 2022
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	Chief Financial Officer, Treasurer	March 31, 2022
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director	March 31, 2022
Joseph Farnsworth

/s/ Alejandro Franco	Director	March 31, 2022
Alejandro Franco

/s/ Robert D. Gillen	Director	March 31, 2022
Robert D. Gillen

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Iveda Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iveda Solutions, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 9, 2022

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,385,275	$249,521
Restricted Cash	142,688	165,145
Accounts Receivable, Net	492,752	226,614
Inventory, Net	344,654	221,868
Other Current Assets	310,657	122,101
Total Current Assets	2,676,026	985,249

PROPERTY AND EQUIPMENT, NET	38,189	22,027

OTHER ASSETS
Intangible Assets, Net	-	6,666
Other Assets	273,419	231,624
Total Other Assets	273,419	238,290

Total Assets	$2,987,634	$1,245,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,955,826	$3,157,810
Due to Related Parties	300,000	512,711
Short Term Debt	50,000	865,988
Current Portion of Long-Term Debt	120,284	-
Total Current Liabilities	3,426,110	4,536,509

LONG-TERM DEBT	338,803	-
LONG-TERM DIVIDENDS PAYABLE	-	415,625

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 0 and 257.2 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 77,346,950 and 52,671,395 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	773	527
Additional Paid-In Capital	40,726,842	34,768,615
Accumulated Comprehensive Loss	(143,493)	(153,254)
Accumulated Deficit	(41,361,401)	(38,322,456)
Total Stockholders’ Equity (Deficit)	(777,279)	(3,706,568)

Total Liabilities and Stockholders’ Equity	$2,987,634	$1,245,566

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

REVENUE
Equipment Sales	$1,647,996	$1,151,027
Service Revenue	264,402	325,680
Other Revenue	5,450	7,528
TOTAL REVENUE	1,917,848	1,484,235

COST OF REVENUE	1,085,593	991,558

GROSS PROFIT	832,255	492,677

OPERATING EXPENSES
General & Administrative	3,557,603	1,721,420
Total Operating Expenses	3,557,603	1,721,420

LOSS FROM OPERATIONS	(2,725,349)	(1,228,743)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	-	24,282
Interest Income	354	914
Interest Expense	(273,649)	(398,756)

Total Other Income (Expense)	(273,295)	(373,560)

LOSS BEFORE INCOME TAXES	(2,998,644)	(1,602,303)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(2,998,644)	$(1,602,303)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.03)

WEIGHTED AVERAGE SHARES	71,522,940	51,718,895

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)
BALANCE AT December 31, 2019	51,401,395	514	247	$34,052,704	$(36,493,300)	(195,287)	$(2,635,369)

Common Stock Issued for Cash			-				-
Costs of Capital			-				-
Stock Based Compensation	-	-	-	165,167			165,167
Warrants for Services			-	11,475			11,475
Warrants for Interest Expense				136,110			136,110
Convertible Debenture Value				105,572			105,572
Preferred Stock - Series B							-
Preferred Stock - Series B for Dividend			10	95,000			95,000
Dividends - P/S Series B					(226,853)		(226,853)
Conversion of Debt to stock							-
Exercise of options and warrants	1,270,000	13		202,587			202,600
Payment on Stockholder Prom Note							-
Net Loss					(1,602,303)		(1,602,303)
Comprehensive Loss					-	42,033	42,033

BALANCE AT December 31, 2020	52,671,395	527	257	34,768,615	(38,322,456)	(153,254)	(3,706,568)

Common Stock Issued for Cash	6,061,238	61		2,661,939			2,662,000
Costs of Capital				(2,091,101)			(2,091,101)
Stock Based Compensation				801,908			801,908
Common Stock for Accounts Payable	223,164	2		99,787			99,789
Common Stock for Costs of Financing	5,030,000	50		1,932,686			1,932,736
Warrants for Services				148,480			148,480
Warrants for Interest Expense				69,729			69,729
Convertible Debenture Value				69,729			69,729
Preferred Stock - Series B for Dividend			2	23,750			23,750
Preferred Stock - Series B Shares and Dividend Payable to Common Stock	8,720,119	87	(259)	432,089			432,176
Dividends - P/S Series B					(40,301)		(40,301)
Conversion of Debt & Interest to Common Stock	3,516,215	35		1,294,545			1,294,580
Exercise of options and warrants	1,124,819	11		514,686			514,697
Net Loss					(2,998,644)		(2,998,644)
Comprehensive Loss						9,761	9,761

BALANCE AT December 31, 2021	77,346,950	773	0	$40,726,842	$(41,361,401)	$(143,493)	$(777,279)

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2021 AND 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,998,644)	$(1,602,303)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	15,016	25,695
Interest Value of Convertible Debt Issued	69,729	105,572
Stock Option Compensation	801,908	165,167
Common Stock Warrants Issued for Services	148,480	11,475
Common Stock Warrants Issued for Interest	69,729	136,110
(Increase) Decrease in Operating Assets
Accounts Receivable	(266,138)	669,155
Inventory	(122,786)	(89,121)
Other Current Assets	(100,228)	84,822
Other Assets	(41,795)	(19,242)
Increase (Decrease) in Accounts and Other Payables	452,636	367,102
Net Cash Used in Operating Activities	(1,972,093)	(145,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(24,513)	(21,915)
Net Cash Provided by (Used in) Investing Activities	(24,513)	(21,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	22,457	(7,385)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(11,238)	152,260
Proceeds from (Payments to) Due to Related Parties	(82,711)	(31,150)
Proceeds from (Payments to) Long-Term Debt	459,087
Payments for Deferred Finance Costs	(88,328)
Common Stock Issued, Net of (Cost of Capital)	2,823,332	-

Net Cash Provided by Financing Activities	3,122,599	113,725

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,761	46,309

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,135,754	(7,449)

Cash and Cash Equivalents- Beginning of Period	249,521	256,970

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,385,275	$249,521

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDING DECEMBER 31, 2021 AND 2020

	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$2,565	$5,016
Income Tax Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debenture Principal converted to Common Stock	$934,750	$499,750
Debenture Accrued Interest converted to Common Stock	$359,831	$288,787
Rent Accounts Payable to related Party converted to Common Stock	$55,789	$-
Accounts Payable converted to Common Stock	$44,000	$-
Common Stock issued for Consulting Agreements related to Cost of Capital	$1,932,736	$-
Dividends Paid with Series B Preferred Stock	$-	$95,000
Accrued Dividends converted to Common Stock	$455,926	$-
Warrants Issued for Services	$148,480	$11,475

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the years ended December 31, 2021 and 2020.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer (Chunghwa Telecom) represented approximately 95% of total accounts receivable of $492,752 as of December 31, 2021 and 77% of total accounts receivable of $76,063 as of December 31, 2020. This customer is a longtime customer, and we don’t expect any problem with collectability of these accounts receivable.

We had revenue from two customers with greater than 10% of total revenues during 2021 that represented approximately 55% of total revenues. We had $786,686 revenues (41%) from Chunghwa Telecom and $260,946 revenues (14%) from Taiwan Stock Exchange Corporation of total revenues of $1,917,848.

We had revenue from two customers with greater than 10% of total revenues during 2020 that represented approximately 39% of total revenues. We had $414,415 revenues (28%) from Chunghwa Telecom and $159,048 revenues (11%) from Siemens.

No other customers represented greater than 10% of total revenues in years ended December 31, 2021 and 2020.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2021 and 2020, respectively, an allowance for uncollectible accounts of $0 and $0 was deemed necessary for our U.S.-based segment.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into subsequent periods.

Inventories

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 and $0, as of December 31, 2021 and 2020, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2021 and 2020 was $15,016 and $25,695, respectively.

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of MEGAsys. Such assets are fully amortized at December 31, 2021. Current year amortization of trademarks was as follows:

2021	$6,666

Total	$6,666

Deposits—Long-Term

Long-term deposits consist of a deposit related to the leases of MEGAsys’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2021, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2021.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2017 to 2021 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2017 to 2021 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	December 31, 2021	December 31, 2020

Accounts Payable	$62,889	$405,819
Accrued Expenses	2,834,726	2,751,127
Deferred Revenue and Customer Deposits	58,211	864
Accounts and Other Payables	$2,955,826	$3,157,810

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2020 and 2019, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $801,908 and $165,167 of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2021 and December 31, 2020. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	December 31, 2021
	Net Revenue	Net Assets (Liabilities)
United States	$133,678	$(1,586,925)
Republic of China (Taiwan)	$1,784,170	$809,647

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

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES

	December 31, 2021	December 31, 2020

During 2020 one of the three MEGAsys directors loaned money to MEGAsys at no interest.	-	37,177

On October 18, 2018, we entered into a debenture agreement for $50,000 with Quadrant International LLC (four partners, three of which are related parties) at 0.0% interest per annum with interest and principal payable on the maturity date of December 31, 2019.	-	45,534

On September 10, 2014, we entered into a debenture agreement with Mr. Alex Kuo, a member of the Board of Directors, for $30,000, through his wife, Li-Min Hsu, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 3,000 shares of our common stock with an exercise price of $0.77 per share. *No longer a Director	-	30,000	*

On September 8, 2014, we entered into a debenture agreement with Mr. Kuo’s wife, Li-Min Hsu, for $100,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2015. As consideration for the extension of the debenture, we granted Mrs. Hsu options to purchase 10,000 shares of our common stock with an exercise price of $0.77 per share. *No longer a Director	-	100,000	*

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, formerly a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 20,000 shares of our common stock with an exercise price of $0.77 per share. This debenture was extended to December 31, 2022. Mr. Omi is currently the CTO of the company.	200,000	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 10,000 shares of common stock at an exercise price of $0.77 per share This debenture was extended to December 31, 2022.	$100,000	$100,000

Total Due to Related Parties	$300,000	512,711
Less Current Portion	(300,000)	(512,711)
Less: Debt Discount	-	-
Total Long-Term	$-	$-

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	December 31, 2021	December 31, 2020

Unsecured loan from a shareholder in April 2018 for $100,000 at a 50% interest rate and six month maturity, was due October 2018. principal and interest convertible at $0.35 per share into common stock at the option of the holder until repaid.	$-	$100,000

Loan from Hua Nan Bank in 2020 at 2.42% interest rate per annum and due December 2021, 2019 loan at 2.61% interest paid, February - April 2020	-	71,238

Debenture agreements with various shareholders at 10% interest rate beginning in February 2019 - December 2019, one year maturity, were due February 2020 – December 2020, principal and interest convertible at $0.35 per share into common stock at the option of the holder until repaid. All principal and accrued interest converted during 2021 except one remaining $50,000 debenture and accrued interest of $12,079.	50,000	346,250

Debenture agreements with various shareholders at 10%-20% interest rate beginning in January 2020 - February 2021, one year maturity, due January 2021 – February 2022, principal and interest convertible at $0.35 per share into common stock at the option of the holder until repaid. All principal and accrued interest converted during 2021.	-	313,500

Short-term three month loan at 0% interest from a shareholder in June 2020, was due September 2020.	-	35,000

Balance at end of period	$50,000	$865,988

The Long-term debt balances were as follows:

Loans from Shanghai Bank with interest rates 1.00% - 1.5% per annum due February 2024 – November 2026	469,087	-

Current Portion of Long-term debt	(120,284)	-

Balance at end of period	$338,803	-

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

If we effectuate a stock split or subdivision of our common stock or our Board of Directors declares a dividend payable in our common stock, the conversion price for the Series B Preferred Stock will be appropriately decreased to protect the Series B Preferred Stockholders from any dilutive effect of the stock split, subdivision, or stock dividend. Similarly, if the number of shares of our common stock outstanding decreases due to a reverse stock split or other combination of the outstanding shares of our common stock, then the applicable conversion price of the Series B Preferred Stock will increase in order to proportionately decrease the number of shares issuable upon conversion. Holders of our Series B Preferred Stock have no sinking fund rights. As of December 31, 2021, we have no outstanding shares of Series B Preferred Stock.

NOTE 5 EQUITY

Common Stock

We are authorized to issue up to 300,000,000 shares of common stock, par value $0.00001 per share. All outstanding shares of our common stock are of the same class and have equal rights and attributes. The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of our company. Our common stock does not have cumulative voting rights. Persons who hold a majority of the outstanding shares of our common stock entitled to vote on the election of directors can elect all of the directors who are eligible for election. Holders of our common stock are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors. In the event of liquidation, dissolution, or winding up of our company, subject to the preferential liquidation rights of any series of preferred stock that we may from time to time designate, the holders of our common stock are entitled to share ratably in all of our assets remaining after payment of all liabilities and preferential liquidation rights. Holders of our common stock have no conversion, exchange, sinking fund, redemption, or appraisal rights (other than such as may be determined by the Board of Directors in its sole discretion) and have no preemptive rights to subscribe for any of our securities.

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

We adopted a new plan called Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan will have a maximum of 10 million option shares authorized with similar terms and conditions to the 2010 Option Plan. This plan has not been approved by the shareholders.

As of December 31, 2021, there were 7,147,500 options outstanding under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2021, we had approximately $4,500 unrecognized stock-based compensation.

Stock option transactions during 2021 and 2020 were as follows:

	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	7,616,200	$0.72	6,741,200	$0.78
Granted	1,135,000	1.47	2,500,000	0.37
Exercised	(500,000)	0.59	(1,270,000)	0.16
Forfeited or Canceled	(1,103,700)	0,93	(355,000)	1.12
Outstanding at End of Year	7,147,500	0.85	7,616,200	0.72

Options Exercisable at Year-End	7,132,500	0.85	7,616,200	0.72

Weighted-Average Fair Value of Options Granted During the Year	$0.71		$0.25

Information with respect to stock options outstanding and exercisable at December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of Exericse Prices	Number Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2021	Weighted- Average Exercise Price
$0.04 - $2.03	7,147,500	6.2	$0.85	7,132,500	$0.85

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2021	2020
Expected Life	5 yrs	5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	1.00%	0.18%

Warrant transactions during 2021 and 2020 were as follows:

	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	4,350,034	$0.38	5,563,509	$0.38
Granted	4,077,857	0.37	989,856	0.35
Exercised	(624,819)	0.35
Forfeited or Canceled	(825,000)	0.35	(2,203,331)	0.36
Outstanding at End of Year	6,978,072	0.38	4,350,034	0.38

Warrant Exercisable at Year-End	6,978,072	0.38	4,350,034	0.38

Weighted-Average Fair Value of Warrants Granted During the Year	$0.14 - $0.49		$0.10 - $0.26

Information with respect to warrants outstanding and exercisable at December 31, 2021 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exericse Prices	Number Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2021	Weighted- Average Exercise Price
$0.35 - $1.65	6,978,072	1.5	$0.38	6,978,072	$0.38

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2021	2020
Expected Life	1.5 yrs	1.5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	0.18 - 1.00%	0.19 - 1.59%

NOTE 7 INCOME TAXES

U.S. Federal Corporate Income Tax

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2021	2020
Tax Operating Loss Carryforward - USA	$10,800,000	$9,800,000
Other	-	-
Valuation Allowance - USA	(10,800,000)	(9,800,000)
Deferred Tax Assets, Net	$-	$-

The valuation allowance increased approximately $0.5 million, primarily as a result of the increased net operating losses of our U.S.- based segment.

As of December 31, 2021, we had federal net operating loss carryforwards for income tax purposes of approximately $29 million which will begin to expire in 2025. We also have Arizona net operating loss carryforwards for income tax purposes of approximately $2.0 million which expire after five years. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration
2021	$1,000,000	2041
2020	590,000	2040
2019	260,000	2039
2018	160,000	2038
2017	140,000	2037
2016	1,640,000	2036
2015	3,400,000	2035
2014	5,230,000	2034
2013	5,600,000	2033
2012	2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2021 and 2020 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020

Basic EPS
Net Loss	$(2,998,644)	$(1,602,303)
Weighted Average Shares	71,522,940	51,718,895
Basic Loss Per Share	$(0.04)	$(0.03)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Siemens, Chung-Hsin Electric and Machinery Manufacturing Corp, MEGAsys is required to provide after-project services. If MEGAsys fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to MEGAsys in the event of failure to provide after- project services in the future as of December 31, 2021 is $61,435.

NOTE 10 SUBSEQUENT EVENTS

