Form 10-Q
period 2022-03-31
Iveda Solutions, Inc.
filed 2022-05-16
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market. LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market. LLC

Class	Outstanding as of May 6, 2022
Common Stock, $0.00001 par value per share	11,561,647

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECMBER 31, 2021

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$746,931	$1,385,275
Restricted Cash	138,118	142,688
Accounts Receivable, Net	146,696	492,752
Inventory, Net	576,190	344,654
Other Current Assets	186,355	310,657
Total Current Assets	1,794,290	2,676,026

PROPERTY AND EQUIPMENT, NET	37,705	38,189

OTHER ASSETS
Intangible Assets, Net	-	-
Other Assets	256,547	273,419
Total Other Assets	256,547	273,419

Total Assets	$2,088,543	$2,987,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,991,729	$2,955,826
Due to Related Parties	300,000	300,000
Short Term Debt	224,648	50,000
Current Portion of Long-Term Debt	116,432	120,284
Total Current Liabilities	3,632,809	3,426,110

LONG-TERM DEBT	298,843	338,803
LONG-TERM DIVIDENDS PAYABLE	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-

Common Stock, $0.00001 par value; 37,500,000 shares authorized; 11,561,647 and 9,668,369, shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	116	97
Additional Paid-In Capital	47,724,107	40,727,518
Subscription Receivable	(7,370,350)	-
Accumulated Comprehensive Loss	(168,783)	(143,493)
Accumulated Deficit	(42,028,199)	(41,361,401)
Total Stockholders’ Equity (Deficit)	(1,843,109)	(777,279)

Total Liabilities and Stockholders’ Equity	$2,088,543	$2,987,634

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

REVENUE
Equipment Sales	$189,521	$304,105
Service Revenue	41,336	28,298
Other Revenue	-	177
TOTAL REVENUE	230,857	332,580

COST OF REVENUE	90,310	217,551

GROSS PROFIT	140,547	115,029

OPERATING EXPENSES
General & Administrative	792,164	567,649
Total Operating Expenses	792,164	567,649

LOSS FROM OPERATIONS	(651,616)	(452,620)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	172	-
Interest Income	616	38
Interest Expense	(12,833)	(182,132)

Total Other Income (Expense)	(12,045)	(182,094)

LOSS BEFORE INCOME TAXES	(663,662)	(634,714)

BENEFIT (PROVISION) FOR INCOME TAXES	(3,136)	-

NET LOSS	$(666,798)	$(634,714)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.09)

WEIGHTED AVERAGE SHARES	9,672,508	7,209,589

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)
BALANCE AT December 31, 2020	6,583,924	$66	257	$34,769,076	$(38,322,456)	$(153,254)	$(3,706,568)

Common Stock Issued for Cash	757,655	8		2,661,992			2,662,000
Costs of Capital				(2,091,101)			(2,091,101)
Stock Based Compensation				801,908			801,908
Common Stock for Accounts Payable	27,896	1		99,789			99,789
Common Stock for Costs of Financing	628,750	6		1,932,730			1,932,736
Warrants for Services				148,480			148,480
Warrants for Interest Expense				69,729			69,729
Convertible Debenture Value				69,729			69,729
Preferred Stock - Series B for Dividend			2	23,750			23,750
Preferred Stock - Series B Shares and Dividend Payable to Common Stock	1,090,015	11	(259)	432,165			432,176
Dividends - P/S Series B					(40,301)		(40,301)
Conversion of Debt & Interest to Common Stock	439,527	4		1,294,576			1,294,580
Exercise of options and warrants	140,602	1		514,696			514,697
Net Loss					(2,998,644)		(2,998,644)
Comprehensive Loss						9,761	9,761

BALANCE AT December 31, 2021	9,668,369	97	0	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)

Costs of Capital				(1,105,142)			(1,105,142)
Stock Based Compensation				67,500			67,500
Common Stock issued for conversion error	64	-		-			-
Exercise of options and warrants	8,214	-		23,000			23,000
Common Stock Offering for Cash	1,885,000	19		8,011,231			8,011,250
Subscription Receivable				(7,370,350)
Net Loss					(666,798)		(666,798)
Comprehensive Loss						(25,290)	(25,290)

BALANCE AT March 31, 2022	11,561,647	$116	0	$40,353,757	$(42,028,199)	$(168,783)	$(1,843,109)

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2022 AND 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(666,798)	$(634,714)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	4,657	5,000
Interest Value of Convertible Debt Issued
Stock Option Compensation	67,500
Common Stock Warrants Issued for Services		11,475
Common Stock Warrants Issued for Interest		139,458
(Increase) Decrease in Operating Assets
Accounts Receivable	330,272	(13,840)
Inventory	(242,576)	(24,454)
Other Current Assets	31,085	(162,628)
Other Assets	8,302	4,722
Increase (Decrease) in Accounts and Other Payables	(302,666)	186,897
Net Cash Used in Operating Activities	(770,224)	(488,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(4,696)	-
Net Cash Provided by (Used in) Investing Activities	(4,696)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	-	73,661
Proceeds from (Payments on) Short-Term Notes Payable/Debt	174,648	203,194
Proceeds from (Payments to) Due to Related Parties	-	(37,177)
Proceeds from (Payments to) Long-Term Debt	(29,108)	-
Payments for Deferred Finance Costs	-	-
Common Stock Issued, Net of (Cost of Capital)	-	815,001

Net Cash Provided by Financing Activities	145,540	1,054,679

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,964)	1,528

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(638,344)	568,123

Cash and Cash Equivalents- Beginning of Period	1,385,275	249,521

CASH AND CASH EQUIVALENTS - END OF PERIOD	$746,931	$817,644

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDING MARCH 31, 2022 AND 2021

	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,013	$330
Income Tax Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for Consulting Agreements related to Cost of Capital	$-	$1,895,000
Dividends Paid with Series B Preferred Stock	$-	$23,750
Warrants Issued for Interest	$-	$139,458
Warrants Issued for Services	$-	$11,475

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

IvedaAI consists of deep-learning video analytics software running in a computer/server environment that can either be deployed at an edge level or data center for centralized cloud model. We combined hardware and artificial intelligence software for fast and efficient video search for objects stored in an external (NVR) or storage device and live-streaming video data from any IP camera.

IvedaAI works with any ONVIF-compliant IP cameras and most popular NVR/VMS (Video Management System) platforms, enabling accurate search across dozens to thousands of cameras in less than 1 second. IvedaAI products are designed to maximize efficiency, save time, and cut cost. Users can set up alerts instead of watching hours of video recording after-the-fact.

Iveda offers many IoT sensors and devices for a variety of applications such as energy management, smart home, smart building, smart community, and patient/elder care. Together, our gateway and station serve as the main hub for sensors and devices in any given area. They are equipped with high-level communication protocols such as Zigbee, WiFi, Bluetooth, and USB. They connect to the Internet via Ethernet or cellular data network. We provide IoT platforms that enable centralized device management and push digital services on a massive scale. Our smart devices include water sensor, environment sensor, entry sensor, smart plug, siren, body temperature pad, care watch and tracking devices.

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

Cerebro’s roadmap includes dashboard for all of Iveda’s platforms for central device management. Cerebro is system agnostic and will support cross-platform interoperability. The common unified user interface will allow remote control of platforms, sensors and subsystems throughout an entire environment. This integration and unification of all subsystems enable acquisition and analysis of all information on one central command center, allowing comprehensive, effective, and overall management and protection of a city.

Iveda’s Utilus smart pole technology is a smart power management and wireless mesh communications network deployed on new or existing light pole structures. The Utilus network uses WiFi, 4G and 5G small cell capabilities, and other wireless protocols to provide distributed video surveillance with AI video search technology and remote management of local devices such as trackers, water meters, electrical meters, valves, circuit breakers and sensors.

In the last few years, smart city has been a hot topic among municipalities across the globe. With little to no human interaction, technology increases efficiency, expedites decision making, and reduces response time. Dwindling public safety budgets and resources has necessitated the transformation. More and more municipalities are using next-generation technologies to improve the safety and security of its citizens. Our response is our complete suite of IoT technologies, including AI intelligent video search technology, smart sensors, tracking devices, video surveillance systems, and smart power.

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

Our Taiwan-based subsidiary Iveda Taiwan, formerly known as MEGAsys, our wholly-owned subsidiary, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and safe city. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers in Taiwan.

Consolidation

Effective April 30, 2011, we completed our acquisition of Taiwan-based Sole Vision Technologies (dba Iveda Taiwan). We consolidate our financial statements with the financial statements of Iveda Taiwan. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $42 million from January 2005 through March 31, 2021 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the three months ended March 31, 2022 and year ended December 31, 2021.

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

The Company sells its products and services primarily to municipalities and commercial customers in the following manner:

●	The majority of Iveda Taiwan sales are project sales to Taiwan customers and are made direct to the end customer (typically a municipality or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the equipment is shipped to the end customer and charged for service when installation or maintenance work is performed.

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

Contract costs include all direct material, subcontractors, labor costs, and equipment costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Profit incentives are included in revenues when their realization is reasonably assured. Claims are included in revenues when realization is probable, and the amount can be reliably estimated.

●	The majority of Iveda US hardware sales are to international customers and are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells software that include licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, annual license revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer (Chunghwa Telecom) represented approximately 95% of total accounts receivable of $492,752 as of December 31, 2021. This customer is a longtime customer, and we don’t expect any problem with collectability of these accounts receivable.

We had revenue from two customers with greater than 10% of total revenues during the three months ended March 31, 2022 and the year ended December 31, 2021 that represented approximately 39% and 55% of total revenues, respectively. We had $58,086 revenues (25%) from Chunghwa Telecom and $29,013 revenues (13%) from Taiwan Stock Exchange Corporation of total revenues of $230,857 for the three months ended March 31, 2022.

We had $786,686 revenues (41%) from Chunghwa Telecom and $260,946 revenues (14%) from Taiwan Stock Exchange Corporation of total revenues of $1,917,848 for the year ended December 31, 2021.

No other customers represented greater than 10% of total revenues in the three months ended March 31, 2022 and year ended December 31, 2021.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of March 31, 2022 and December 31, 2021 no allowance for uncollectible accounts was deemed necessary for our U.S.-based segment.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into subsequent periods.

Inventories

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 as of March 31, 2022 and December 31, 2021.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2022 was $4,657 and for the year ended December 31, 2021 was $15,016.

Intangible Assets

Intangible assets consist of trademarks and other intangible assets associated with the purchase price allocation of Iveda Taiwan. Such assets are fully amortized at December 31, 2021.

Deposits—Long-Term

Long-term deposits consist of a deposit related to the leases of Iveda Taiwan’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

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

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	March 31, 2022	December 31, 2021

Accounts Payable	$138,228	$62,889
Accrued Expenses	2,757,814	2,834,726
Deferred Revenue and Customer Deposits	95,687	58,211
Accounts and Other Payables	$2,991,729	$2,955,826

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of March 31, 2021 and December 31, 2021, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $67,500 and $801,908 of stock-based compensation expense for the three months ended March 31, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2022 and December 31, 2021. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	March 31, 2022 (Unaudited)
	Net Revenue	Net Assets (Liabilities)
United States	$7,882	$(2,606,975)
Republic of China (Taiwan)	$324,698	$763,867

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

Reclassification

Certain amounts in 2021 have been reclassified to conform to the 2022 presentation.

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES

	March 31, 2022 (Unaudited)	December 31, 2021

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, formerly a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 2,500 shares of our common stock with an exercise price of $6.16 per share. This debenture was extended to December 31, 2022. Mr. Omi is currently the CTO of the company.	200,000	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 1,250 shares of common stock at an exercise price of $6.16 per share This debenture was extended to December 31, 2022.	$100,000	$100,000

Total Due to Related Parties	$300,000	300,000
Less Current Portion	(300,000)	(300,000)
Total Long-Term	$-	$-

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	March 31, 2022 (Unaudited)	December 31, 2021

Debenture agreements with a shareholder at 10% interest rate beginning in February 2019 - December 2019, one year maturity, were due February 2020 – December 2020, principal and interest convertible at $2.80 per share into common stock at the option of the holder until repaid. All principal and accrued interest converted during 2021 except one remaining $50,000 debenture and accrued interest of $12,079.	$50,000	$50,000
Loan Agreement with Shanghai Bank at 2.68% interest rate per annum due January 2023.	69,850
Loan agreement with Hua Nam bank at 2,42% interest rate per annum due September 2022.	104,789

Balance at end of period	$224,648	$50,000

Long-term debt balances were as follows:

	March 31, 2022 (Unaudited)	December 31. 2021

Loans from Shanghai Bank with interest rates 1.00% - 1.5% per annum due February 2024 – November 2026	415,275	469,087

Current Portion of Long-term debt	(116,432)	(120,284)

Balance at end of period	$298,843	$338,803

NOTE 4 PREFERRED STOCK

We are currently authorized to issue up to 12,500,000 shares of preferred stock, par value $0.00001 per share, 1,250,000 shares of which are designated as Series A Preferred Stock and 500 shares of which are designated as Series B Preferred Stock. Our Articles of Incorporation authorize the issuance of shares of preferred stock with designations, rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the stockholders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company.

NOTE 5 EQUITY

Common Stock

We are authorized to issue up to 37,500,000 shares of common stock, par value $0.00001 per share. All outstanding shares of our common stock are of the same class and have equal rights and attributes. The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of our company. Our common stock does not have cumulative voting rights. Persons who hold a majority of the outstanding shares of our common stock entitled to vote on the election of directors can elect all of the directors who are eligible for election. Holders of our common stock are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors. In the event of liquidation, dissolution, or winding up of our company, subject to the preferential liquidation rights of any series of preferred stock that we may from time to time designate, the holders of our common stock are entitled to share ratably in all of our assets remaining after payment of all liabilities and preferential liquidation rights. Holders of our common stock have no conversion, exchange, sinking fund, redemption, or appraisal rights (other than such as may be determined by the Board of Directors in its sole discretion) and have no preemptive rights to subscribe for any of our securities.

NOTE 6 STOCK OPTION PLAN AND WARRANTS

Stock Options

On October 15, 2009, we adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate number of 187,500 shares of common stock issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 Option plans under Iveda Corporation after the merger with Charmed Homes.

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 125,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 1,625,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020.

We adopted a new plan called Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan will have a maximum of 10 million option shares authorized with similar terms and conditions to the 2010 Option Plan. This plan has not been approved by the shareholders.

As of December 31, 2021, there were 893,438 options outstanding under all the option plans.

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

Stock option transactions during 2021 and 2020 were as follows:

	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	952,025	$5.76	842,650	$6.24
Granted	141,875	11.76	312,500	2.96
Exercised	(62,500)	4.72	(158,750)	1.28
Forfeited or Canceled	(137,963)	7.44	(44,375)	8.96
Outstanding at End of Year	893,438	6.80	952,025	5.76

Options Exercisable at Year-End	891,563	6.80	952,025	5.76

Weighted-Average Fair Value of Options Granted During the Year	$5.68		$2.00

Information with respect to stock options outstanding and exercisable at December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2021	Weighted- Average Exercise Price
$0.32 - $16.24	893,438	6.2	$6.80	891,563	$6.80

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2021	2020
Expected Life	5 yrs	5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	1.00%	0.18%

Warrant transactions during 2021 and 2020 were as follows:

	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	543,754	$3.04	695,439	$3.04
Granted	509,732	2.96	123,732	2.80
Exercised	(78,102)	2.80
Forfeited or Canceled	(103,125)	2.80	(275,416)	2.88
Outstanding at End of Year	872,259	3.04	543,754	3.04

Warrant Exercisable at Year-End	872,259	3.04	543,754	3.04

Weighted-Average Fair Value of Warrants Granted During the Year	$1.12 - $3.92		$0.80 - $2.08

Information with respect to warrants outstanding and exercisable at December 31, 2021 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2021	Weighted- Average Exercise Price
$2.80 - $13.20	872,259	1.5	$3.04	872,259	$3.04

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three months ended March 31, 2022 and 2021 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the Three months ended March 31, 2022 and 2021.

	March 31, 2022 (Unaudited)	March 31, 2021 (Unaudited)

Basic EPS
Net Loss	$(666,798)	$(634,714)
Weighted Average Shares	9,672,508	7,209,589
Basic Loss Per Share	$(0.07)	$(0.09)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Siemens, Chung-Hsin Electric and Machinery Manufacturing Corp, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of December 31, 2021 is $61,435.

NOTE 10 SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements

On April 5, 2022 we closed the Stock and Warrant Offering that was committed to by Underwriting Agreement effective March 31, 2022 for $8,011,250.

Item 2. Financial Information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Form 10-Q Quarterly Report and with our audited consolidated financial statements for the year ended December 31, 2021 included in this Form 10-Q Quarterly Report.

Note Regarding Forward-Looking Information

This Report on Form 10-Q Quarterly Report contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q Quarterly Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investment, or elsewhere in this Report on Form 10-Q Quarterly Report or discussed in our audited consolidated financial statements for the year ended December 31, 2021, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

IvedaAI consists of deep-learning video analytics software running in a computer/server environment that can either be deployed at an edge level or data center for centralized cloud model. We combined hardware and artificial intelligence software for fast and efficient video search for objects stored in an external (NVR) or storage device and live-streaming video data from any IP camera.

IvedaAI works with any ONVIF-compliant IP cameras and most popular NVR/VMS (Video Management System) platforms, enabling accurate search across dozens to thousands of cameras in less than 1 second. IvedaAI products are designed to maximize efficiency, save time, and cut cost. Users can set up alerts instead of watching hours of video recording after the fact.

Iveda offers many IoT sensors and devices for a variety of applications such as energy management, smart home, smart building, smart community, and patient/elder care. Together, our gateway and station serve as the main hub for sensors and devices in any given area. They are equipped with high-level communication protocols such as Zigbee, WiFi, Bluetooth, and USB. They connect to the Internet via Ethernet or cellular data network. We provide IoT platforms that enable centralized device management and push digital services on a massive scale. Our smart devices include water sensor, environment sensor, entry sensor, smart plug, siren, body temperature pad, care watch and tracking devices.

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

Cerebro’s roadmap includes a dashboard for all Iveda’s platforms for central device management. Cerebro is system-agnostic and will support cross-platform interoperability. The common unified user interface will allow remote control of platforms, sensors, and subsystems throughout an entire environment. This integration and unification of all subsystems enable acquisition and analysis of all information on one central command center, allowing comprehensive, effective, and overall management and protection of a city.

Iveda’s Utilus smart pole technology is a smart power management and wireless mesh communications network deployed on new or existing light pole structures. The Utilus network uses WiFi, 4G and 5G small cell capabilities, and other wireless protocols to provide distributed video surveillance with AI video search technology and remote management of local devices such as trackers, water meters, electrical meters, valves, circuit breakers and sensors.

In the last few years, smart city has been a hot topic among municipalities across the globe. With little to no human interaction, technology increases efficiency, expedites decision making, and reduces response time. Dwindling public safety budgets and resources has necessitated the transformation. More and more municipalities are using next-generation technologies to improve the safety and security of its citizens. Our response is our complete suite of IoT technologies, including AI intelligent video search technology, smart sensors, tracking devices, video surveillance systems, and smart power.

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

Iveda Taiwan, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers in Taiwan.

In April, 2011, we completed our acquisition of Iveda Taiwan, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers. Iveda Taiwan also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on Iveda Taiwan as the majority of the company’s revenues have come from Iveda Taiwan since the acquisition in April 2011. For the years ended December 31, 2021 and 2020, Iveda Taiwan’s operations accounted for 93% and 71% of our total revenue, respectively.

The acquisition of Iveda Taiwan provided the following benefits to our business:

●	An established presence and credibility in Asia and access to the Asian market.

●	Relationships in Asia for cost-effective research and development of new product offerings and securing the best pricing for end user devices.

●	Sourcing of products directly using Iveda Taiwan’s product sourcing expertise to enhance our custom integration capabilities.

●	Enhancements to the global distribution potential for our products and services.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Net Revenue

We recorded net consolidated revenue of $0.23 million for the three months ended March 31, 2022, compared with $0.33 million for the three months ended March 31, 2021, a decrease of ($0.1) million, or (31%). For the three months ended March 31, 2022, our recurring service revenue was $41,336, or 18% of net revenue, and our equipment sales and installation revenue was $189,521, or 82% of net revenue. In fiscal 2021, our recurring service revenue was $28,298, or 9% of consolidated net revenue, and our equipment sales and installation revenue was $304,105, or 91% of net revenue. The decrease in total revenue in 2021 compared with the same period in fiscal 2020 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts awarded and started during 2021.

Cost of Revenue

Total cost of revenue was $0.09 million (39% of revenue; gross margin of 61%) for the three months ended March 31, 2022, compared with $0.02 million (65% of revenue; 35% gross margin) for the three months ended March 31, 2021, a decrease of ($0.10 million), or (58%). The decrease in cost of revenue was primarily driven by decreased Iveda Taiwan revenue. The increase in overall gross margin was also primarily attributed to increased margin Iveda Taiwan revenue as a result of additional long-term contracts awarded and started during 2021.

Operating Expenses

Operating expenses were $0.8 million for the three months ended March 31, 2022, compared with $0.6 million for the three months ended March 31, 2021, an increase of $0.2 million, or 40%. This net increase in operating expenses in 2022 compared with 2021 is due primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Loss from Operations

Loss from operations increased to $0.65 million for the three months ended March 31, 2022, compared with $0.45 million for the three months ended March 31, 2021, an increase of $0.2 million, or 44%. A majority of the increase in loss from operations was primarily due to increased operating expenses.

Other Expense-Net

Other expense-net was $12,045 for the three months ended March 31, 2022, compared with $182,094 for the three months ended March 31, 2021, a decrease of $170,048, or 93%. The majority of the other expense for 2021 was interest expense accrued for convertible debentures, valuation of the convertible debenture features and the value of warrants given as incentive for the convertible debentures during 2021.

Net Loss

Net loss was $0.67 million for the three months ended March 31, 2022, compared with $0.63 million for the three months ended March 31, 2021. The increase of $0.32 million, or 5%, in net loss was caused primarily by a increase in operating expenses related to a ramp up in personnel in the US-based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $0.75 million compared to $0.82 million as of March 31, 2021. This decrease in our cash and cash equivalents is primarily a result of the operating losses during the three months ended March 31, 2022. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the three months ended March 31, 2022 was $0.77 million compared to $0.16 million net cash used during the three months ended March 31, 2021. Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of the $0.67 million net loss including $0.07 million of non-cash charges (primarily stock option compensation), $0.24 of inventory and a decrease by $0.3 million in additional accrued expenses offset by a decrease of $0.3 million in accounts receivable. Cash used in operating activities for the three months ended March 31, 2021 consisted primarily of the $0.44 million net loss, $0.1 increase in inventory and offset by $0.18 million in additional accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2022 was $4,696. Net cash used by investing activities during the nine months ended March 31, 2021 was $2,466.

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.15 million compared with $0.63 million provided during the three months ended March 31, 2021. Net cash provided by financing activities in 2022 is primarily a result of the proceeds from bank loans in Taiwan for the three months ended March 31, 2022. Net cash provided by financing activities in 2020 consisted primarily of $0.63 million common stock sold at the U.S based operations.

We have experienced significant operating losses since our inception. At March 31, 2022, we had approximately $29 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2021 or 2020. We also had approximately $2.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the three months ended March 31, 2022 and year ended December 31, 2021. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the three months ended March 31, 2022 and year ended December 31, 2021. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily municipalities and commercial customers in Taiwan as well as delays in project timelines in Taiwan. The Company estimates that the COVID-19 pandemic resulted in decreases of approximately $1.2 million revenues and $0.3 million gross profit contribution for the year ended March 31, 2021 and $0.2 million revenues and $0.05 million gross profit contribution for the three months ended March 31, 2021. However, the Company is beginning to experience an increase in demand for the twelve months ended March 31, 2022, compared to the last half of 2020.

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

The actions the Company has taken so far during the COVID-19 pandemic include, but are not limited to, requiring all employees who can work from home to work from home and increasing its IT networking capability to best assure employees can work effectively outside the office.

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

Effects of Inflation

For the periods for which financial information is presented, we do not believe that the current levels of inflation in the United States have had a significant impact on our operations. Likewise, we do not believe that the current levels of inflation in Taiwan have had a significant impact on the operations of Iveda Taiwan.

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

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of March 31, 2022, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Set forth below are the sales of all securities by the Company during the quarter ended March 31, 2022, which were not registered under the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

During March 2022 the company sold 65,714 shares of common stock from a warrant exercise at $0.35 per common share for $23,000 to one shareholder.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit	Description

31.1	Certificate of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certificate of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certificate of Principal Executive Officer Pursuant to Section 1350
32.2	Certificate of Principal Financial Officer Pursuant to Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVEDA SOLUTIONS, INC.

Date: May 16, 2022	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

