Form 10-Q
period 2022-06-30
Iveda Solutions, Inc.
filed 2022-08-12
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 001-41345

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market. LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market. LLC

Class	Outstanding as of August 1, 2022
Common Stock, $0.00001 par value per share	11,677,265

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,197,455	$1,385,275
Restricted Cash	133,093	142,688
Accounts Receivable, Net	122,602	492,752
Inventory, Net	630,416	344,654
Other Current Assets	244,548	310,657
Total Current Assets	7,328,114	2,676,026

PROPERTY AND EQUIPMENT, NET	31,194	38,189

OTHER ASSETS
Intangible Assets, Net	-	-
Other Assets	232,320	273,419
Total Other Assets	232,320	273,419

Total Assets	$7,591,628	$2,987,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,130,382	$2,955,826
Due to Related Parties	300,000	300,000
Short Term Debt	218,282	50,000
Current Portion of Long-Term Debt	112,188	120,284
Total Current Liabilities	2,760,852	3,426,110

LONG-TERM DEBT	259,903	338,803

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-

Common Stock, $0.00001 par value; 37,500,000 shares authorized; 11,677,265 and 9,668,369, shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	117	97
Additional Paid-In Capital	47,862,427	40,727,518
Subscription Receivable	-	-
Accumulated Comprehensive Loss	(198,572)	(143,493)
Accumulated Deficit	(43,093,099)	(41,361,401)
Total Stockholders’ Equity (Deficit)	4,570,873	(777,279)

Total Liabilities and Stockholders’ Equity	$7,591,628	$2,987,634

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three Months ended June 30, 2022	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2022	For the Six Months ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$590,853	$475,000	$780,374	$779,105
Service Revenue	60,559	84,682	101,895	112,980
Other Revenue	-	1,010	-	1,187
TOTAL REVENUE	651,412	560,692	882,269	893,272

COST OF REVENUE	462,516	427,457	552,826	645,008

GROSS PROFIT	188,896	133,235	329,443	248,264

OPERATING EXPENSES
General & Administrative	1,247,084	775,657	2,039,247	1,343,306
Total Operating Expenses	1,247,084	775,657	2,039,247	1,343,306

LOSS FROM OPERATIONS	(1,058,188)	(642,422)	(1,709,804)	(1,095,042)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(4)	(67)	167	(67)
Interest Income	6,693	97	7,309	135
Interest Expense	(13,479)	(45,191)	(26,312)	(227,323)

Total Other Income (Expense)	(6,790)	(45,161)	(18,836)	(227,255)

LOSS BEFORE INCOME TAXES	(1,064,978)	(687,583)	(1,728,640)	(1,322,297)

BENEFIT (PROVISION) FOR INCOME TAXES	78	-	(3,058)	-

NET LOSS	$(1,064,900)	$(687,583)	$(1,731,698)	$(1,322,297)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.08)	$(0.16)	$(0.16)

WEIGHTED AVERAGE SHARES	11,677,265	8,999,062	10,676,956	8,417,157

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)
BALANCE AT December 31, 2020	6,583,924	$66	257	$34,769,076	$(38,322,456)	$(153,254)	$(3,706,568)

Common Stock Issued for Cash	757,655	8		2,661,992			2,662,000
Costs of Capital				(2,091,101)			(2,091,101)
Stock Based Compensation				801,908			801,908
Common Stock for Accounts Payable	27,896	1		99,789			99,789
Common Stock for Costs of Financing	628,750	6		1,932,730			1,932,736
Warrants for Services				148,480			148,480
Warrants for Interest Expense				69,729			69,729
Convertible Debenture Value				69,729			69,729
Preferred Stock - Series B for Dividend			2	23,750			23,750
Preferred Stock - Series B Shares and Dividend Payable to Common Stock	1,090,015	11	(259)	432,165			432,176
Dividends - P/S Series B					(40,301)		(40,301)
Conversion of Debt & Interest to Common Stock	439,527	4		1,294,576			1,294,580
Exercise of options and warrants	140,602	1		514,696			514,697
Net Loss					(2,998,644)		(2,998,644)
Comprehensive Loss						9,761	9,761

BALANCE AT December 31, 2021	9,668,369	97	0	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)

Costs of Capital				(1,163,918)			(1,163,918)
Stock Based Compensation				93,900			93,900
Common Stock issued for conversion error	65	-		-			-
Common Stock issued for services	115,000	1		167,899			167,900

Exercise of options and warrants	8,215	-		23,000			23,000
Common Stock Offering for Cash	1,885,000	19		8,011,231			8,011,250
Warrants sold in Over allotment				2,797			2,797
Net Loss					(1,731,698)		(1,731,698)
Comprehensive Loss						(55,079)	(55,079)
8 for 1 conversion
adjustment	616
BALANCE AT June 30, 2022	11,677,265	$117	0	$47,862,427	$(43,093,099)	$(198,572)	$4,570,873

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2022 AND 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,731,698)	$(1,322,297)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	8,959	9,666
Interest Value of Convertible Debt Issued		69,729
Stock Option Compensation	93,900	88,000
Common Stock Issued for Services	167,900
Common Stock Warrants Issued for Services		71,793
Common Stock Warrants Issued for Interest		69,729
(Increase) Decrease in Operating Assets
Accounts Receivable	370,150	1,807)
Inventory	(285,762)	(37,426)
Other Current Assets	(22,220)	(274,265)
Other Assets	41,295	60,476
Increase (Decrease) in Accounts and Other Payables	(825,640)	491,169
Net Cash Used in Operating Activities	(2,183,116)	(771,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(1,964)	(45,959)
Net Cash Provided by (Used in) Investing Activities	(1,964)	(45,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	9,596	(166,721)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	160,186	481,450
Proceeds from (Payments to) Due to Related Parties	-	(82,711)
Proceeds from (Payments to) Long-Term Debt	(78,900)	-
Payments for Deferred Finance Costs	-	-
Common Stock Issued, Net of (Cost of Capital)	6,961,457	1,508,000

Net Cash Provided by Financing Activities	7,052,339	1,740,018

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(55,079)	16,906

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,812,180	939,346

Cash and Cash Equivalents- Beginning of Period	1,385,275	249,521

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,197,455	$1,188,867

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDING JUNE 30, 2022 AND 2021

	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,013	$330
Income Tax Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for Consulting Agreements related to Cost of Capital	$-	$1,895,000
Debenture Accrued Interest converted to Common Stock	$-	$125,376
Debenture Principal converted to Common Stock	$-	$439,750
Rent Accounts Payable to related Party converted to Common Stock	$-	$55,789
Accrued Dividends converted to Common Stock	$-	$455,926

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Iveda has been offering real-time IP video surveillance technologies to our customers since 2005. While we still offer video surveillance technologies, our core product line has evolved to include AI intelligent search technology that provides true intelligence to any video surveillance system and IoT (Internet of Things) devices and platforms. Our evolution is in response to digital transformation demands from many cities and organizations across the globe. Our IvedaAI intelligent video search technology adds critical intelligence to normally passive video surveillance systems. IvedaAI provides AI functions to any IP camera and most popular network video recorders (NVR) and video management systems (VMS). IvedaAI comes with an appliance or server, preconfigured with multiple AI functions based on the end user requirements.

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

Cerebro’s roadmap includes a dashboard for all of Iveda’s platforms for central device management. Cerebro is system agnostic and will support cross-platform interoperability. The common unified user interface will allow remote control of platforms, sensors and subsystems throughout an entire environment. This integration and unification of all subsystems enable acquisition and analysis of all information on one central command center, allowing comprehensive, effective, and overall management and protection of a city.

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

Historically, we sold and installed video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing. We also provided video hosting, in-vehicle streaming video, archiving, and real-time remote surveillance services to a variety of businesses and organizations. While we originally only used off-the shelf camera systems from well-known camera brands, we now source our own cameras using manufacturers in Taiwan in order for us to be more flexible in fulfilling our customer needs. We now have the capability to provide IP cameras and NVRs based on customer specifications. We still utilize ONVIF (Open Network Video Interface Forum) cameras which is a global standard for the interface of IP-based physical security products.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $43 million from January 2005 through June 30, 2021 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the six months ended June 30, 2022 and year ended December 31, 2021.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer (Chunghwa Telecom) represented approximately 95% of total accounts receivable of $492,752 as of December 31, 2021. This customer is a longtime customer, and we do not expect any problem with the collectability of these accounts receivable.

We had revenue from one customer with greater than 10% of total revenues during the six months ended June 30, 2022 and two customers for the year ended December 31, 2021 that represented approximately 53% and 55% of total revenues, respectively. We had $527,256 revenues (60%) from Chunghwa Telecom of total revenues of $882,269 for the six months ended June 30, 2022. We had $786,686 revenues (41%) from Chunghwa Telecom and $260,946 revenues (14%) from Taiwan Stock Exchange Corporation of total revenues of $1,917,848 for the year ended December 31, 2021.

No other customers represented greater than 10% of total revenues in the six months ended June 30, 2022 and year ended December 31, 2021.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of June 30, 2022 and December 31, 2021 no allowance for uncollectible accounts was deemed necessary for our U.S.-based segment.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into subsequent periods.

Inventories

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 as of June 30, 2022 and December 31, 2021.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the six months ended June 30, 2022 was $8,959 and for the year ended December 31, 2021 was $15,016.

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

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	June 30, 2022	December 31, 2021

Accounts Payable	$375,774	$62,889
Accrued Expenses	1,595,660	2,834,726
Deferred Revenue and Customer Deposits	158,948	58,211
Accounts and Other Payables	$2,130,382	$2,955,826

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of June 30, 2022 and December 31, 2021, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $93,900 and $801,908 of stock-based compensation expense for the six months ended June 30, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2022 and December 31, 2021. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	June 30, 2022 (Unaudited)
	Net Revenue	Net Assets (Liabilities)
United States	$111,948	$3,799,496
Republic of China (Taiwan)	$770,322	$771,377

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

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES

	June 30, 2022 (Unaudited)	December 31, 2021

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, formerly a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 2,500 shares of our common stock with an exercise price of $6.16 per share. This debenture was extended to December 31, 2022. Mr. Omi is currently the CTO of the company.	200,000	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 1,250 shares of common stock at an exercise price of $6.16 per share This debenture was extended to December 31, 2022.	$100,000	$100,000

Total Due to Related Parties	$300,000	300,000
Less Current Portion	(300,000)	(300,000)
Total Long-Term	$-	$-

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	June 30, 2022 (Unaudited)	December 31, 2021

Debenture agreements with a shareholder at 10% interest rate beginning in February 2019 - December 2019, one year maturity, were due February 2020 – December 2020, principal and interest convertible at $2.80 per share into common stock at the option of the holder until repaid. All principal and accrued interest converted during 2021 except one remaining $50,000 debenture and accrued interest of $12,079.	$50,000	$50,000
Loan Agreement with Shanghai Bank at 2.68% interest rate per annum due January 2023.	67,313
Loan agreement with Hua Nam bank at 2.42% interest rate per annum due September 2022.	100,969

Balance at end of period	$218,282	$50,000

Long-term debt balances were as follows:

	June 30, 2022 (Unaudited)	December 31. 2021

Loans from Shanghai Bank with interest rates 1.00% - 1.5% per annum due February 2024 – November 2026	371,091	469,087

Current Portion of Long-term debt	(112,188)	(120,284)

Balance at end of period	$259,903	$338,803

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

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 125,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 1,625,000 shares. The shares issuable pursuant to the 2010 Option Plan were registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020.

We adopted a new plan called Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan will have a maximum of 1.25 million option shares authorized with similar terms and conditions to the 2010 Option Plan. This plan has not been approved by the shareholders.

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

Stock option transactions during 2021 and 2020 were as follows:

	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	952,025	$5.76	842,650	$6.24
Granted	141,875	11.76	312,500	2.96
Exercised	(62,500)	4.72	(158,750)	1.28
Forfeited or Cancelled	(137,963)	7.44	(44,375)	8.96
Outstanding at End of Year	893,438	6.80	952,025	5.76

Options Exercisable at Year-End	891,563	6.80	952,025	5.76

Weighted-Average Fair Value of Options Granted During the Year	$5.68		$2.00

Information with respect to stock options outstanding and exercisable at December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2021	Weighted- Average Exercise Price
$0.32 - $16.24	893,438	6.2	$6.80	891,563	$6.80

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2021	2020
Expected Life	5 yrs	5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	1.00%	0.18%

Warrant transactions during 2021 and 2020 were as follows:

	2021		2020
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	543,754	$3.04	695,439	$3.04
Granted	509,732	2.96	123,732	2.80
Exercised	(78,102)	2.80
Forfeited or Cancelled	(103,125)	2.80	(275,416)	2.88
Outstanding at End of Year	872,259	3.04	543,754	3.04

Warrant Exercisable at Year-End	872,259	3.04	543,754	3.04

Weighted-Average Fair Value of Warrants Granted During the Year	$ 1.12 - $3.92		$ 0.80 - $2.08

Information with respect to warrants outstanding and exercisable at December 31, 2021 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2021	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2021	Weighted- Average Exercise Price
$2.80 - $13.20	872,259	1.5	$3.04	872,259	$3.04

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the six months ended June 30, 2022 and 2021 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2022 and 2021.

	June 30, 2022 (Unaudited)	June 30, 2021 (Unaudited)

Basic EPS
Net Loss	$(1,731,698)	$(1,322,297)
Weighted Average Shares	10,676,647	8,417,157
Basic Loss Per Share	$(0.16)	$(0.16)

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

NOTE 10 SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

On August 9, 2022, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 1,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a purchase price of $1.52 per share and associated warrant, (ii) an aggregate of 3,289,474 warrants to purchase Common Stock at an execution price of $1.40 per warrant share which are immediately exercisable and remain exercisable for a term of five and a half (5.5) years from the issuance (the “Common Warrants”), and (iii) in lieu of shares of Common Stock, 2,189,474 pre-funded warrants to purchase Common Stock, with an exercise price of $0,0001 per share of Common Stock, which are immediately exercisable and remain exercisable until exercised in full (the “Pre-Funded Warrants,” and together with the “Common Warrants, the “Warrants,” and collectively with the Shares, the “Securities”). The exercise prices of the Warrants are subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Warrants.

The Private Placement closed on August 11, 2022. The Company received gross proceeds from the Private Placement of approximately five million dollars ($5,000,000), before deducting offering expenses payable by the Company. The Company intends to use the net proceeds of the Private Placement for working capital and other general corporate purposes.

The Company engaged Maxim Group LLC (“Maxim”) as the Company’s placement agent for the Private Placement pursuant to a Placement Agency Agreement (the “PAA”) dated as of August 9, 2022. Pursuant to the PAA, the Company agreed to pay Maxim a cash placement fee equal to 7.0% of the gross proceeds of the Private Placement, plus reimbursement of certain expenses and legal fees.

In connection with the Private Placement, the Company and the Investors entered into a Registration Rights Agreement dated August 9, 2022 (the “Registration Rights Agreement”), providing for the registration for resale of the Securities (including the shares of Common Stock underlying the Warrants) that are not then registered on an effective registration statement, pursuant to a registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) on or prior to August 24, 2022 (the “Filing Date”). The Company has agreed to use its best efforts to cause the Registration Statement to be declared effective as soon as possible, but in no event later than forty-five (45) days of the closing of the Private Placement (or seventy-five (75) days in the event of a full review of the Registration Statement by the SEC) (the “Effectiveness Date”), and to keep the Registration Statement continuously effective for a period that extends from the first date on which the SEC issues an order of effectiveness in relation to the Registration Statement until such date that all registrable securities (as such term is defined in the Registration Rights Agreement) covered by the Registration Statement have been sold thereunder or pursuant to Rule 144 or may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

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

Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q (or Form 10-Q Quarterly Report) contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q Quarterly Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investment, or elsewhere in this Report on Form 10-Q Quarterly Report or discussed in our audited consolidated financial statements for the year ended December 31, 2021, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 Compared with the Three and Six Months Ended June 30, 2021

Net Revenue

We recorded net consolidated revenue of $0.65 million for the three months ended June 30, 2022, compared with $0.56 million for the three months ended June 30, 2021, an increase of $0.1 million, or 16%. For the three months ended June 30, 2022, our service revenue was $.06 million, or 9% of net revenue, and our equipment sales and installation revenue was $.59 million, or 91% of net revenue. In fiscal 2021, our service revenue was $.08, or 15% of consolidated net revenue, and our equipment sales and installation revenue was $.475 million, or 85% of net revenue. The increase in total revenue in 2022 compared with the same period in fiscal 2021 is attributable primarily to increased equipment sales from Iveda US operations.

We recorded net consolidated revenue of $0.88 million for the six months ended June 30, 2022, compared with $0.89 million for the six months ended June 30, 2021, a decrease of ($0.01) million, or (1%). For the six months ended June 30, 2022, our service revenue was $0..10, or 12% of net revenue, and our equipment sales and installation revenue was $0.78, or 88% of net revenue. In fiscal 2021, our service revenue was $0.11, or 13% of consolidated net revenue, and our equipment sales and installation revenue was $0.78, or 87% of net revenue. The minimal decrease in total revenue in 2022 compared with the same period in fiscal 2021 is attributable primarily to decreased service revenue from Iveda Taiwan.

Cost of Revenue

Total cost of revenue was $0.46 million (71% of revenue; gross margin of 29%) for the three months ended June 30, 2022, compared with $0..43 million (76% of revenue; 34% gross margin) for the three months ended June 30, 2021, an increase of $0.035 million, or 8%. The increase in cost of revenue was primarily driven by increased Iveda US revenue. The increase in overall gross margin was also primarily attributed to increased margin Iveda Taiwan revenue as a result of additional long-term contracts awarded and started during 2021.

Total cost of revenue was $0.55 million (63% of revenue; gross margin of 37%) for the six months ended June 30, 2022, compared with $0.65 million (72% of revenue; 28% gross margin) for the six months ended June 30, 2021, a decrease of ($0.09 million), or (14%). The decrease in cost of revenue was primarily driven by increased gross margins for Iveda Taiwan revenue. The increase in overall gross margin was also primarily attributed to increased margin Iveda Taiwan revenue as a result of additional long-term contracts awarded and started during 2021.

Operating Expenses

Operating expenses were $1.25 million for the three months ended June 30, 2022, compared with $0.77 million for the three months ended June 30, 2021, an increase of $0.47 million, or 61%. This net increase in operating expenses in 2022 compared with 2021 is due primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Operating expenses were $2.0 million for the six months ended June 30, 2022, compared with $1.3 million for the six months ended June 30, 2021, an increase of $0.7 million, or 52%. This net increase in operating expenses in 2022 compared with 2021 is due primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Loss from Operations

Loss from operations increased to $1.06 million for the three months ended June 30, 2022, compared with $0.64 million for the three months ended June 30, 2021, an increase of $0.42 million, or 65%. A majority of the increase in loss from operations was primarily due to increased operating expenses.

Loss from operations increased to $1.7 million for the six months ended June 30, 2022, compared with $1.1 million for the six months ended June 30, 2021, an increase of $0.6 million, or 56%. A majority of the increase in loss from operations was primarily due to increased operating expenses.

Other Expense-Net

Other expense-net was $6,790 for the three months ended June 30, 2022, compared with $45,162 for the three months ended June 30, 2021, a decrease of $38,372, or 85%. The majority of the other expense for 2021 was interest expense accrued for convertible debentures, valuation of the convertible debenture features and the value of warrants given as incentive for the convertible debentures during 2021.

Other expense-net was $18,836 for the six months ended June 30, 2022, compared with $227,256 for the six months ended June 30, 2021, a decrease of $208,420, or 92%. The majority of the other expense for 2021 was interest expense accrued for convertible debentures, valuation of the convertible debenture features and the value of warrants given as incentive for the convertible debentures during 2021.

Net Loss

Net loss was $1.1 million for the three months ended June 30, 2022, compared with $0.64 million for the three months ended June 30, 2021. The increase of $0.38 million, or 55%, in net loss was caused primarily by an increase in operating expenses related to a ramp up in personnel in the US-based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Net loss was $1.7 million for the six months ended June 30, 2022, compared with $1.3 million for the six months ended June 30, 2021. The increase of $0.41 million, or 31%, in net loss was caused primarily by a increase in operating expenses related to a ramp up in personnel in the US-based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $6.2 million compared to $0.82 million as of June 30, 2021. This increase in our cash and cash equivalents is primarily a result of our stock offering that closed April 5, 2022 offset by the operating losses during the six months ended June 30, 2022. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the six months ended June 30, 2022 was $2.2 million compared to $0.77 million net cash used during the six months ended June 30, 2021. Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of the $1.7 million net loss including $0.26 million of non-cash charges (primarily common stock for services and stock option compensation), $0.29 million of increased inventory and a decrease by $0.8 million in accrued expenses offset by a decrease of $0.37 million in accounts receivable. Cash used in operating activities for the six months ended June 30, 2021 consisted primarily of the $1.3 million net loss including $0.31 million of non-cash charges (primarily common stock for services, interest value of convertible debt features, value of warrants issued for interest and stock option compensation) offset primarily by $0.5 million in additional accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2022 was $1,964. Net cash used by investing activities during the six months ended June 30, 2021 was $0.

Net cash provided by financing activities for the six months ended June 30, 2022 was $7.05 million compared with $1.05 million provided during the six months ended June 30, 2021. Net cash provided by financing activities in 2022 is primarily a result of the proceeds from equity offering underwritten by Maxim Group in April 2022 for the six months ended June 30, 2022. Net cash provided by financing activities in 2021 consisted primarily of $0.82 million unregistered common stock sold at the U.S based operations.

We have experienced significant operating losses since our inception. At June 30, 2022, we had approximately $29 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2021 or 2020. We also had approximately $2.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the six months ended June 30, 2022 and year ended December 31, 2021. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the six months ended June 30, 2022 and year ended December 31, 2021. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily municipalities and commercial customers in Taiwan as well as delays in project timelines in Taiwan. The Company estimates that the COVID-19 pandemic resulted in decreases of approximately $1.2 million revenues and $0.3 million gross profit contribution for the twelve months ended March 31, 2021 and $0.2 million revenues and $0.05 million gross profit contribution for the three months ended March 31, 2021. However, the Company is beginning to experience an increase in demand for the twelve months ended March 31, 2022, compared to the last half of 2020.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of June 30, 2022, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Set forth below are the sales of all securities by the Company during the quarter ended June 30, 2022, which were not registered under the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

During March 2022 the company issued 8,215 shares of common stock upon exercise of outstanding warrants at an exercise price of $2.80 per common share for aggregate proceeds of $23,000 to one shareholder.

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

IVEDA SOLUTIONS, INC.

Date: August 12, 2022	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

