Form 10-Q
period 2022-09-30
Iveda Solutions, Inc.
filed 2022-11-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market. LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market. LLC

Class	Outstanding as of November 10, 2022
Common Stock, $0.00001 par value per share	14,966,739

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,555,733	$1,385,275
Restricted Cash	124,343	142,688
Accounts Receivable, Net	636,354	492,752
Inventory, Net	718,506	344,654
Other Current Assets	107,741	310,657
Total Current Assets	12,142,677	2,676,026

PROPERTY AND EQUIPMENT, NET	28,702	38,189

OTHER ASSETS
Intangible Assets, Net	-	-
Other Assets	235,935	273,419
Total Other Assets	235,935	273,419

Total Assets	$12,407,314	$2,987,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,142,796	$2,955,826
Due to Related Parties	300,000	300,000
Short Term Debt	1,244,856	50,000
Current Portion of Long-Term Debt	104,812	120,284
Total Current Liabilities	3,792,464	3,426,110

LONG-TERM DEBT	216,612	338,803

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-

Common Stock, $0.00001 par value; 37,500,000 shares authorized; 11,677,265 and 9,668,369, shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	150	97
Additional Paid-In Capital	52,418,179	40,727,518
Subscription Receivable	-	-
Accumulated Comprehensive Loss	(260,359)	(143,493)
Accumulated Deficit	(43,759,732)	(41,361,401)
Total Stockholders’ Equity (Deficit)	8,398,238	(777,279)

Total Liabilities and Stockholders’ Equity	$12,407,314	$2,987,634

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months ended September 30, 2022	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2022	For the Nine Months ended September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$1,362,367	$300,756	$2,142,741	$1,079,861
Service Revenue	104,832	106,434	206,727	219,414
Other Revenue	-	4,262	-	5,450
TOTAL REVENUE	1,467,199	411,452	2,349,468	1,304,725

COST OF REVENUE	1,112,770	136,887	1,665,596	781,895

GROSS PROFIT	354,429	274,565	683,872	522,830

OPERATING EXPENSES
General & Administrative	1,031,715	698,717	3,070,962	2,042,022
Total Operating Expenses	1,031,715	698,717	3,070,962	2,042,022

LOSS FROM OPERATIONS	(677,286)	(424,152)	(2,387,090)	(1,519,192)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	258	-	425	(68)
Interest Income	25,510	58	32,819	193
Interest Expense	(15,175)	(29,337)	(41,487)	(256,660)

Total Other Income (Expense)	10,593	(29,279)	(8,243)	(256,535)

LOSS BEFORE INCOME TAXES	(666,693)	(453,431)	(2,395,333)	(1,775,728)

BENEFIT (PROVISION) FOR INCOME TAXES	60	-	(2,998)	-

NET LOSS	$(666,633)	$(453,431)	$(2,398,331)	$(1,775,728)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.05)	$(0.20)	$(0.20)

WEIGHTED AVERAGE SHARES	14,966,739	8,557,429	12,106,884	8,697,700

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
BALANCE AT December 31, 2020	6,583,924	$66	257	$34,769,076	$(38,322,456)	$(153,254)	$(3,706,568)

Common Stock Issued for Cash	757,655	8		2,661,992			2,662,000
Costs of Capital				(2,091,101)			(2,091,101)
Stock Based Compensation				801,908			801,908
Common Stock for Accounts Payable	27,896	1		99,789			99,789
Common Stock for Costs of Financing	628,750	6		1,932,730			1,932,736
Warrants for Services				148,480			148,480
Warrants for Interest Expense				69,729			69,729
Convertible Debenture Value				69,729			69,729
Preferred Stock - Series B for Dividend			2	23,750			23,750
Preferred Stock - Series B Shares and Dividend Payable to Common Stock	1,090,015	11	(259)	432,165			432,176
Dividends - P/S Series B					(40,301)		(40,301)
Conversion of Debt & Interest to Common Stock	439,527	4		1,294,576			1,294,580
Exercise of options and warrants	140,602	1		514,696			514,697
Net Loss					(2,998,644)		(2,998,644)
Comprehensive Loss						9,761	9,761

BALANCE AT December 31, 2021	9,668,369	97	0	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)

Costs of Capital				(1,613,470)			(1,613,470)
Stock Based Compensation				93,900			93,900
Common Stock issued for conversion error	65	-		-			-
Common Stock issued for services	115,000	1		167,899			167,900
Warrants issued for services				5,555			5,555
Exercise of options and warrants	8,215	-		23,000			23,000
Common Stock Offering for Cash – April 2022	1,885,000	19		8,011,231			8,011,250
Warrants sold in Over allotment				2,797			2,797
Common Stock and Pre-Funded Warrant Offering – August 2022	3,289,474	33		4,999,749			4,999,782

Net Loss					(2,398,331)		(2,398,331)
Comprehensive Loss						(116,866)	(116,866)
8 for 1 conversion adjustment	616

BALANCE AT September 30, 2022	14,966,739	$150	0	$52,418,179	$(43,759,732)	$(260,359)	$8,398,238

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2022 AND 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,398,331)	$(1,775,728)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	13,136	17,148
Interest Value of Convertible Debt Issued	-	69,729
Stock Option Compensation	93,900	88,000
Common Stock Issued for Services	167,900
Common Stock Warrants Issued for Services	5,555	69,729
Common Stock Warrants Issued for Interest	-	122,966
(Increase) Decrease in Operating Assets
Accounts Receivable	(143,602)	150,551
Inventory	(373,852)	(236,768)
Other Current Assets	114,587	(328,086)
Other Assets	37,681	60,476
Increase (Decrease) in Accounts and Other Payables	(813,152)	582,310
Net Cash Used in Operating Activities	(3,296,178)	(1,179,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(5,184)	(17,352)
Net Cash Provided by (Used in) Investing Activities	(5,184)	(17,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	18,345	(59,209)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	1,179,384	71,248
Proceeds from (Payments to) Due to Related Parties	-	(82,711)
Proceeds from (Payments to) Long-Term Debt	(122,191)	115,865
Payments for Deferred Finance Costs	-	-
Common Stock Issued, Net of (Cost of Capital)	11,511,687	2,113,000

Net Cash Provided by Financing Activities	12,587,225	2,158,193

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(115,405)	20,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,170,458	981,913

Cash and Cash Equivalents- Beginning of Period	1,385,275	249,521

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,555,733	$1,231,434

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2022 AND 2021

	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$56,038	$2,096
Income Tax Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for Consulting Agreements related to Cost of Capital	$-	$1,932,736
Debenture Accrued Interest converted to Common Stock	$-	$288,787
Debenture Principal converted to Common Stock	$-	$499,750
Rent Accounts Payable to related party converted to Common Stock	$-	$55,789
Accounts Payable to non-related party converted to Common Stock	$-	$44,000
Accrued Dividends converted to Common Stock	$-	$455,926

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $43 million from January 2005 through September 30, 2021 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the nine months ended September 30, 2022 and year ended December 31, 2021.

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

We had revenue from two customers with greater than 10% of total revenues during the nine months ended September 30, 2022 and two customers for the year ended December 31, 2021 that represented approximately 55% and 55% of total revenues, respectively. We had $0.8 million revenues (34%) from Chunghwa Telecom and $0.5 million from Chicony Power Technology Co. Ltd of total revenues of $2.3 million for the nine months ended September 30, 2022. We had $0.8 million revenues (41%) from Chunghwa Telecom and $0.3 million revenues (14%) from Taiwan Stock Exchange Corporation of total revenues of $2.0 million for the year ended December 31, 2021.

No other customers represented greater than 10% of total revenues in the nine months ended September 30, 2022 and year ended December 31, 2021.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of September 30, 2022 and December 31, 2021 no allowance for uncollectible accounts was deemed necessary for our U.S.-based segment.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to insurance companies and vendors for service coverage extending into subsequent periods.

Inventories

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 as of September 30, 2022 and December 31, 2021.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the nine months ended September 30, 2022 was $13,136 and for the year ended December 31, 2021 was $15,016.

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

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2021, we re-evaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2021.

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

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	September 30, 2022	December 31, 2021

Accounts Payable	$790,160	$62,889
Accrued Expenses	1,323,461	2,834,726
Deferred Revenue and Customer Deposits	29,176	58,211
Accounts and Other Payables	$2,142,796	$2,955,826

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of September 30, 2022 and December 31, 2021, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $93,900 and $801,908 of stock-based compensation expense for the nine months ended September 30, 2022 and December 31, 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2022 and December 31, 2021. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	September 30, 2022 (Unaudited)
	Net Revenue	Net Assets (Liabilities)
United States	$496,952	$7,545,159
Republic of China (Taiwan)	$1,852,515	$853,078

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

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES

	September 30, 2022 (Unaudited)	December 31, 2021

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, formerly a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 2,500 shares of our common stock with an exercise price of $6.16 per share. This debenture was extended to December 31, 2022. Mr. Omi is currently the CTO of the company.	200,000	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 1,250 shares of common stock at an exercise price of $6.16 per share This debenture was extended to December 31, 2022.	$100,000	$100,000

Total Due to Related Parties	$300,000	300,000
Less Current Portion	(300,000)	(300,000)
Total Long-Term	$-	$-

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	September 30, 2022 (Unaudited)	December 31, 2021

Debenture agreements with a shareholder at 10% interest rate beginning in February 2019 - December 2019, one year maturity, were due February 2020 – December 2020, principal and interest convertible at $2.80 per share into common stock at the option of the holder until repaid. All principal and accrued interest converted during 2021 except one remaining $50,000 debenture and accrued interest of $12,079.	$50,000	$50,000
Loan Agreement with Shanghai Bank at 2.68% interest rate per annum due January 2023.	62,887
Loan Agreement with Shanghai Bank at 2.81% interest rate per annum due September 2023.	1,131,969
Loan agreement with Hua Nam bank at 2.42% interest rate per annum due September 2022.	-

Balance at end of period	$1,244,856	$50,000

Long-term debt balances were as follows:

	September 30, 2022 (Unaudited)	December 31. 2021

Loans from Shanghai Bank with interest rates 1.00% - 1.5% per annum due February 2024 – November 2026	321,423	459,087

Current Portion of Long-term debt	(104,812)	(120,284)

Balance at end of period	$216,612	$338,803

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

NOTE 6 STOCK OPTION PLANS

Stock Options

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

As of September 30, 2022 and December 31, 2021, there were 907,188 and 893,438 options outstanding, respectively, under all the option plans.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the nine months ended September 30, 2022 and 2021 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2022 and 2021.

	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)

Basic EPS
Net Loss	$(2,398,331)	$(1,775,728)
Weighted Average Shares	12,106,884	8,697,700
Basic Loss Per Share	$(0.20)	$(0.20)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Siemens, Chung-Hsin Electric and Machinery Manufacturing Corp, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of December 31, 2021 is $285,105.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our audited consolidated financial statements for the year ended December 31, 2021. Such policies are unchanged.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations for the Three and Nine months Ended September 30, 2022 Compared with the Three and Nine months Ended September 30, 2021

Net Revenue

We recorded net consolidated revenue of $1.5 million for the three months ended September 30, 2022, compared with $0.4 million for the three months ended September 30, 2021, an increase of $1.1 million, or 257%. For the three months ended September 30, 2022, our equipment sales and installation revenue was $1.36 million, or 93% of net revenue, and our service revenue was $.10 million, or 7% of net revenue. In fiscal 2021, our equipment sales and installation revenue was $.30 million, or 73% of consolidated net revenue, and our service revenue was $.11 million, or 26% of net revenue. The increase in total revenue in 2022 compared with the same period in fiscal 2021 is attributable primarily to increased equipment and installation sales from Iveda Taiwan and Iveda US operations, $.7 million and $.4 million, respectively..

We recorded net consolidated revenue of $2.3 million for the nine months ended September 30, 2022, compared with $1.3 million for the nine months ended September 30, 2021, an increase of $1.0 million, or 80%. For the nine months ended September 30, 2022, our equipment sales and installation revenue was $2.14 million, or 91% of net revenue, and our service revenue was $.20 million, or 9% of net revenue. In fiscal 2021, our equipment sales and installation revenue was $1.08 million, or 83% of consolidated net revenue, and our service revenue was $.22 million, or 17% of net revenue. The increase in total revenue in 2022 compared with the same period in fiscal 2021 is attributable primarily to increased equipment sales and installation revenue from Iveda Taiwan and Iveda US, $.6 million and $.4 million, respectively.

Cost of Revenue

Total cost of revenue was $1.1 million (76% of revenue; gross margin of 24%) for the three months ended September 30, 2022, compared with $0.14 million (33% of revenue; 67% gross margin) for the three months ended September 30, 2021, an increase of $.98 million, or 713%. The increase in cost of revenue was primarily driven by increased revenue. The decrease in overall gross margin was also primarily attributed to the increase in equipment sales versus the higher margin service revenue of Iveda Taiwan.

Total cost of revenue was $1.7 million (71% of revenue; gross margin of 29%) for the nine months ended September 30, 2022, compared with $0.8 million (60% of revenue; 40% gross margin) for the nine months ended September 30, 2021, an increase of $0.9 million, or 113%. The increase in cost of revenue was primarily driven by increased equipment sales revenues for Iveda Taiwan and Iveda US operations. The decrease in overall gross margin was also primarily attributed to the increase in equipment sales versus the higher margin service revenue of Iveda Taiwan.

Operating Expenses

Operating expenses were $1.03 million for the three months ended September 30, 2022, compared with $0.70 million for the three months ended September 30, 2021, an increase of $0.33 million, or 48%. This net increase in operating expenses in 2022 compared with 2021 is due primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Operating expenses were $3.07 million for the nine months ended September 30, 2022, compared with $2.04 million for the nine months ended September 30, 2021, an increase of $1.03 million, or 50%. This net increase in operating expenses in 2022 compared with 2021 is due primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Loss from Operations

Loss from operations increased to $0.68 million for the three months ended September 30, 2022, compared with $0.42 million for the three months ended September 30, 2021, an increase of $0.26 million, or 60%. A majority of the increase in loss from operations was primarily due to increased operating expenses.

Loss from operations increased to $2.39 million for the nine months ended September 30, 2022, compared with $1.52 million for the nine months ended September 30, 2021, an increase of $0.87 million, or 57%. A majority of the increase in loss from operations was primarily due to increased operating expenses.

Other Income (Expense)-Net

Other income (expense) -net was $10,593 for the three months ended September 30, 2022, compared with ($29,280) for the three months ended September 30, 2021, a change of $39,873. The majority of the other expense for 2021 was interest expense and the majority of the other income for 2022 was interest earned.

Other income (expense) -net was $(8,242) for the nine months ended September 30, 2022, compared with ($256,535) for the nine months ended September 30, 2021, a decrease of $248,293, or 97%. The majority of the other (expense) for 2021 was interest expense accrued for convertible debentures, valuation of the convertible debenture features and the value of warrants given as incentive for the convertible debentures during 2021. The significant decrease from 2021 to 2022 is related to the conversion of the majority of the convertible debentures in 2021 and interest earned increase in 2022.

Net Loss

Net loss was $0.67 million for the three months ended September 30, 2022, compared with $0.45 million for the three months ended September 30, 2021. The increase of $0.22 million, or 47%, in net loss was caused primarily by an increase in operating expenses related to a ramp up in personnel in the US-based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Net loss was $2.4 million for the nine months ended September 30, 2022, compared with $1.78 million for the nine months ended September 30, 2021. The increase of $0.62 million, or 35%, in net loss was caused primarily by a increase in operating expenses related to a ramp up in personnel in the US-based administrative, sales and technical support personnel as well as research and development expenses for IvedaAI.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $10.6 million compared to $1.4 million as of September 30, 2021. The increase in our cash and cash equivalents is primarily a result of our stock offerings that closed April 2022 and August 2022 with net proceeds of $11.5 million with an offset of the operating losses during the nine months ended September 30, 2022. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the nine months ended September 30, 2022 was $3.3 million compared to $1.2 million net cash used during the nine months ended September 30, 2021. Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of the $2.4 million net loss including $0.26 million of non-cash charges (primarily common stock for services and stock option compensation), $0.4 million of increased inventory, a decrease by $0.8 million in accrued expenses, and an increase of $0.1 million in accounts receivable. Cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of the $1.8 million net loss including $0.3 million of non-cash charges (primarily common stock for services, interest value of convertible debt features, value of warrants issued for interest and stock option compensation) offset primarily by $0.6 million in additional accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2022 was $5,184. Net cash used by investing activities during the nine months ended September 30, 2021 was $17,352.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $12.6 million compared with $2.2 million provided during the nine months ended September 30, 2021. Net cash provided by financing activities in 2022 is primarily a result of the proceeds from equity offerings underwritten by Maxim Group in April 2022 and August 2022 for the nine months ended September 30, 2022. Net cash provided by financing activities in 2021 consisted primarily of $2.1 million unregistered common stock sold at the U.S based operations.

We have experienced significant operating losses since our inception. At September 30, 2022, we had approximately $29 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2022 or 2021. We also had approximately $2.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the nine months ended September 30, 2022 and year ended December 31, 2021. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the nine months ended September 30, 2022 and year ended December 31, 2021. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of September 30, 2022, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 9, 2022, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 1,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a purchase price of $1.52 per share and associated warrant, (ii) an aggregate of 3,289,474 warrants to purchase Common Stock at an execution price of $1.40 per warrant share which are immediately exercisable and remain exercisable for a term of five and a half (5.5) years from issuance (the “Common Warrants”), and (iii) in lieu of shares of Common Stock, 2,189,474 pre-funded warrants to purchase Common Stock, with an exercise price of $0.0001 per share of Common Stock, which are immediately exercisable and remain exercisable until exercised in full (the “Pre-Funded Warrants,” and together with the “Common Warrants, the “Warrants,” and collectively with the Shares, the “Securities”). The Private Placement closed on August 11, 2022. The Company received gross proceeds from the Private Placement of approximately five million dollars ($5,000,000.00), before deducting offering expenses payable by the Company. The Company intends to use the net proceeds of the Private Placement for working capital and other general corporate purposes.

The Company engaged Maxim Group LLC (“Maxim”) as the Company’s placement agent for the Private Placement pursuant to a Placement Agency Agreement (the “PAA”) dated as of August 9, 2022. Pursuant to the PAA, the Company agreed to pay Maxim a cash placement fee equal to 7.0% of the gross proceeds of the Private Placement, plus reimbursement of certain expenses and legal fees.

All of the securities referred to, above, were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. All of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, were not registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.  The sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

On August 23, 2022, the Company originally filed a Registration Statement on Form S-1 to register the Shares and the Common Stock underlying the Warrants described above which Registration Statement became effective on August 30, 2022.

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

IVEDA SOLUTIONS, INC.

Date: November 14, 2022	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

