Form 10-K
period 2022-12-31
Iveda Solutions, Inc.
filed 2023-03-31
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $22,000,000 as of the last business day of the registrant’s most recently completed fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2023, there were outstanding 16,012,639 shares of the registrant’s common stock, par value $0.00001 per share.

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

In April 2011, Iveda completed the acquisition of the Taiwan-based company Sole-Vision Technologies (doing business as Iveda Taiwan).

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

Iveda Taiwan, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers in Taiwan. The company depends on Iveda Taiwan as the majority of the company’s revenues have come from Iveda Taiwan since we acquired them in April 2011.

Overview

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

IvedaCare

IvedaCare is a simple, easy to use suite of wireless health and wellness devices intended to help you monitor the health and activities of your loved ones, even when you can’t be there yourself. Our mission is to help ensure your loved one’s safety and independence. Stay connected to your elderly loved ones with our advanced IoT devices. Real-time monitoring, fall detection, medication reminders and more. With IvedaCare, you not only can monitor your home and loved ones from afar, but potentially life-saving decisions can be made using the app. Cloud-based, wireless sensors collect real-time data that is shared with the entire family circle within the app. Customers may add a subscription service for Pro Monitoring.If the Trusted Circle is unavailable, our emergency call center will dispatch emergency services quickly.

Utilus

Utilus is our smart pole solution, utilizing our Cerebro IoT platform. This completes our digital transformation solution crucial in smart city deployments as well as in large organizations. Iveda leverages infrastructure already available in most modern cities – Light poles with power

We equip existing poles with Utilus. Utilus consists of power and Internet, establishing a communication network for access and management of sensors and devices that the city requires to keep its citizens safe and secure and to effectively manage utility consumption.

Our smart pole offering is also ideal for government or large-scale city deployments.

Supporting and Improving City Services

Reducing Emergency Response Times

Crime & Hazard Protection

Monitoring and Improving Air Quality

Sound Detection

Traffic Monitoring and Mobility as a Service

Data Analytics and Monetization Opportunities

Customers

Our business model in the US is to license our software to organizations already providing services to an existing customer base and facilitating hardware acquisition through third party partners. This business model provides dual revenue streams – one from surveillance camera and analytics hardware sales to the service providers and the other from software licensing fees.

Iveda Taiwan continues to service its enterprise and government clients on a per-project basis. Some of its customers include Chunghwa Telecom, the Taiwan Stock Exchange, New Taipei City Police Department, Chicony Power Technology Co, Ltd. and Taiwan Energy Systems.

Here is a sample list of our present customers and partners

Customers

United States

- Alta Care Homehealth
- Amco USA
- American Security &Investigations
- Arcus Capital
- Arizona Exposition and State Fair
- Barlow Company, Inc.
- Barrett Jackson Auction
- Black Fence Solutions
- Calexico Police, CA
- Cave Creek Police, AZ
- City of El Mirage, AZ
- City of Glendale, CA
- City of Mesa, AZ
- Colorado Department of Corrections
- Days Inn Tucson
- Embarcadero Community
- Farnsworth Realty
- Glendale Police, CA
- Green Valley Agriculture and Turf
- Insurance Auto Auctions
- Isaac School District
- Leisure World
- Louden Police Department
- Low Mountain Construction
- Marsden Holding
- Maximus Real Estate Partners
- Midwest Heating
- Mundo Cellular
- National Maintenance Contractors
- Nunaka Technologies
- Ossipee Mountain Electronics
- P&K Midwest
- Pacific Coast Producers
- Phoenix Country Day School
- Pinkerton
- Porsche Dealership
- Reefer Conversions
- Riot Games
- SA Risk Management
- San Diego Police Department
- San Joaquin County Public Works
- Sky IMD
- Sunland Storage
- Sunol Golf Course
- Tempe Prep School
- Town of Florence
- United School District, Kansas
- University of CA Berkeley
- Watermark Community
- Zome

Asia

- C.K.S Airport (Taiwan's International Airport)
- Caloocan City, Philippines
- Chin Fon Bank
- Chung-Hwa Telecom Co. Ltd.
- Cosmo Bank
- Core Pacific City Shopping Complex
- Farglory Dome
- First Commercial Bank
- High Fortune
- Moh and Associates, Inc.
- New Taipei City
- Orange IT, Philippines
- Shanghai Commercial Bank
- Taiwan Bank
- Taiwan High Speed Rail, D295 Zuoying Depot
- Taiwan Stocks Exchange Coop.
- Taiwan Taoyuan International Airport
- Taipei County Government
- Taiwan County Government Office
- Taiwan Commercial Bank
- Taiwan Land Bank
- Wave Splitter Technologies

Latin America

- Digital ICS
- Farmacias de Similares
- Mexico Government
- TECHnologistica Centroamerica
- Tecnologia y Diagnosticos del Norte S.A. de C.V.
- Zuber Colombia
- Servicio de Administracion Tributaria (SAT)
- The Cabe Co.

Africa & Middle East

- Benha Electronics (MOMP)
- Chevron Nigeria
- Genergy PTY
- MEASC
- Sahara Networks
- Vumatel

Telecom Contracts

VNPT PLDT Claro TELMEX Chunghwa Telecom

iVEDA

Seasonality of Business

There is no significant seasonality in our business.

Research and Development

Our CTO is spearheading the continued development of Cerebro, our proprietary IoT platform, utilizing internal resources and outsourced software engineers.

Intellectual Property

We regard certain aspects of our internal operations, products, and documentation as proprietary and rely on a combination of copyright and trademark (federal and common) laws, trade secrets, software security measures, license agreements, and nondisclosure agreements to protect our proprietary information. We do not own any patents, but in November 2012 we licensed, through our subsidiary, Sole-Vision Technologies, Inc., the right to use U.S. Patent No. 8,719,442 (as well as its Taiwanese and Chinese counterparts) ITRI with respect to the development of cloud-video technologies. We also recognize common law trademarks for “Iveda Solutions” and “Iveda” and its logo. We have pending trademarks applications before the U.S. Patent and Trademark Office for these marks.

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

Employees

As of December 31, 2022, we had 7 full-time employees in the United States and 25 full-time employees in Taiwan. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical, and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

Insurance

We maintain insurance, including comprehensive general liability coverage, in amounts and types of coverage that we believe are customary in our industry. Special coverage is sometimes added in response to unique customer requirements. We also maintain compliance with applicable state workers’ compensation laws. A certificate of insurance, which meets individual contract specifications, is made available to every customer.

Our History

We were incorporated in Nevada in June 2006 under the name Charmed Homes, Inc. and engaged in the construction and marketing of custom homes in Alberta, Canada. As a result of the unfavorable housing market and a lack of available funding, we ceased operations in 2008. On October 15, 2009, we completed a reverse merger with IntelaSight, Inc. doing business as Iveda Solutions, a Washington corporation (“IntelaSight”), pursuant to which IntelaSight became a wholly owned subsidiary of our company. Thereafter, we changed our name to Iveda Corporation. After the reverse merger, all of our operations were conducted under IntelaSight until December 31, 2010, at which time IntelaSight merged with and into our company, with our company surviving. At that time, we changed our name to Iveda Solutions, Inc. On April 30, 2011, we completed our acquisition of Iveda Taiwan, which was incorporated in the Republic of China (Taiwan) on July 5, 1999.

Our common stock is listed on NASDAQ under the symbol “IVDA.”

Available Information

Our principal executive offices are located at 1744 Val Vista, Suite 213, Mesa, Arizona 85204 and our telephone number is (480) 307-8700. Iveda Taiwan’s headquarters is located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd., Sanchong City, Taipei County 241, Taiwan (R.O.C.). We have two website addresses: www.iveda.com and www.mega-sys.com. The information contained on our websites does not constitute a part of this Annual Report on Form 10-K.

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

Risks Related to Our Company and Business

We Have Incurred Significant Net Losses Since Our Inception And May Not Be Able To Achieve Or Maintain Profitability On An Annual Basis In The Future.

We have incurred significant net losses since our inception. For the years ended December 31, 2022 and 2021, we incurred net losses of approximately $3.3 million and $3.0 million, respectively, and had accumulated losses of approximately $44 million through December 31, 2022. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. The expected growth due to the recent change in our revenue model may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

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

Like most businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily municipalities and commercial customers in Taiwan as well as delays in project timelines in Taiwan. The Company subsequently experienced an increase in demand for the last half of 2021, compared to the last half of 2020.

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

Revenue for the year ending December 31, 2021 was negatively impacted due to the conditions noted. If business interruptions resulting from the COVID-19 pandemic were to be prolonged or expanded in scope, the business, financial condition, results of operations and cash flows will continue to be negatively impacted. The Company will continue to actively monitor this situation and will implement actions necessary to maintain business continuity.

We Depend On Certain Key Personnel.

Our future success is dependent on the efforts of key management personnel, particularly David Ly, our Chairman and Chief Executive Officer, Sid Sung, our President, Robert J. Brilon, our Chief Financial Officer, and Gregory Omi, our Chief Technology Officer, each of whom is employed by us at will. Mr. Ly’s relationships within our industry are vital to our continued operations, and if Mr. Ly were no longer actively involved with us, we would likely be unable to continue our operations. The loss of one or more of our other key employees could also have a material adverse effect on our business, financial condition, and results of operations.

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

A Relatively Small Number Of Key Customers Account For A Significant Portion Of Our Revenue.

Historically, a significant portion of our revenue has come from a limited number of key customers. Revenue from two customers out of 42 total customers represented approximately 52% of total revenue for the year ended December 31, 2022. These specific customers were 1) Chunghwa Telecom with 21%, 2) Chicony Power Technology Co Ltd with 31%, (both Taiwan companies). Revenue from two customers out of 36 total customers represented approximately 55% of total revenue for the year ended December 31, 2021. These specific customers were 1) Chunghwa Telecom with 41%, 2) Taiwan Stock Exchange with 14%, (both Taiwan companies). Total number of customers were 42 and 36, for the years ended December 31, 2022 and 2021, respectively. 52% of the total accounts receivable at December 31, 2022 was from one customer out of a total of 36 customer accounts receivable accounts. This specific customer was Chicony Power Technology Co Ltd. Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

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

Payment terms for our U.S.-based segment require prepayment for our Products before they are shipped. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our Products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Iveda Taiwan provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. We have set up no doubtful accounts receivable allowances for our Taiwan-based and U.S.-based segments, respectively, as of the years ended December 31, 2022 and 2021. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers.

We Rely On Iveda Taiwan, Our Taiwan Subsidiary, For A Significant Portion Of Our Revenue.

We rely on Iveda Taiwan, our Taiwan subsidiary, for a significant portion of our revenue. For the years ended December 31, 2022 and 2021, Iveda Taiwan’s operations accounted for 79% and 93% of our total revenue, respectively. If Iveda Taiwan experiences a decline in customer demand for its services, an increase in supplier pricing, currency fluctuations, or general economic or governmental instability, our business, financial condition, and results of operations may be materially and adversely affected.

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

Because the majority of the Company’s revenues come from our Iveda Taiwan subsidiary, which is located in Taiwan, the Company is subject to the risks of doing business in Taiwan, including periodic foreign economic downturns and political instability, which may adversely affect the Company’s revenue and cost of doing business in Taiwan.

Sole-Vision Technologies (doing business as Iveda Taiwan) is the Company’s wholly-owned subsidiary and generates the majority of the Company’s revenues. Iveda Taiwan’ primary place of business is in Taiwan, Republic of China, and the Company has certain key employees in Taiwan. Foreign economic downturns may affect our results of operations in the future. Additionally, other facts relating to the operation of the Company’s business outside of the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations, including:

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

Recent Geopolitical issues, conflicts and other global events could adversely affect our results of operations and financial condition.

Because a substantial portion of our business is conducted outside of the United States, our business is subject to global political issues and conflicts. Such political issues and conflicts could have a material adverse effect on our results of operations and financial condition if they escalate in areas in which we do business. In addition, changes in and adverse actions by governments in foreign markets in which we do business could have a material adverse effect on our results of operations and financial condition. For example, the recent and continuing conflict arising from the invasion of Ukraine by Russia could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic tariffs, sanctions and import-export restrictions from the U.S. and the international community in a manner that adversely affects us, including to the extent that any such actions cause material business interruptions, restrict our ability to conduct business with certain suppliers or vendors, utilize the banking system, or repatriate cash.

We face risks associated with increased political uncertainty.

The recent invasion of Ukraine by Russia and the sanctions, bans and other measures taken by governments, organizations and companies against Russia and certain Russian citizens in response thereto has increased the political uncertainty in Europe and has strained the relations between Russia and a significant number of governments, including the U.S. The duration and outcome of this conflict, any retaliatory actions taken by Russia and the impact on regional or global economies is unknown, but could have a material adverse effect on our business, financial condition and results of our operations.

In the U.S., the change in the U.S. government to the Biden administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. In addition, potential changes in relationships among the U.S. and China and other countries including Taiwan could have significant impacts on global trade and regional economic conditions, among other things. In addition, changes in the relationships between the U.S. and its neighbors, such as Mexico, could have significant, potentially negative, impacts on commerce. Further, anti-American sentiment could harm the reputation and success of U.S. companies doing business abroad.

Our ability to respond to these developments or comply with any resulting new legal or regulatory requirements, including those involving economic and trade sanctions, could reduce our sales, increase our costs of doing business, reduce our financial flexibility and otherwise have a material adverse effect on our business, financial condition and results of our operations.

Our supply chain may be disrupted by changes in U.S. trade policy.

We rely on domestic and foreign suppliers to provide us with products in a timely manner and at favorable prices. We have experienced, and expect to continue to experience, increased international transit times. A disruption in the flow of our imported products or a material increase in the cost of those goods or transportation without any offsetting price increases may significantly decrease our profits. U.S. tariffs or other actions against foreign nations including China and any responses by such nations including China, could impair our ability to meet customer demand and could result in lost sales or an increase in our cost of products This would have a material adverse impact on our business and results of operations.

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

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. As of December 31, 2022, we had approximately $32.0 million of federal and $5.0 million of state net operating loss carryforwards, which we believe could offset otherwise taxable income in the United States and Arizona. Our federal net operating loss carryforwards begin to expire in 2025. Our state net operating loss carryforwards, which are applicable in California and Arizona, began to expire in 2014. Although these net operating loss carryforwards may be used against taxable income in future periods, we will not receive any tax benefits from the losses we incurred unless, and only to the extent that, we have taxable income during the period prior to their expiration. In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended.

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

There Is A Limited Market For Our Common Stock.

Our common stock is listed on the Nasdaq Capital Markets under the symbol “IVDA”. No assurance can be given that an active trading market for our shares will be maintained. In the absence of an active trading market for our common stock, the ability of our stockholders to sell their shares could be limited.

Our Warrants are speculative in nature.

Our Warrants do not confer any rights of common stock ownership on its holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire common stock at a fixed price for a limited period of time. Commencing on the date of issuance, holders of the Warrants may exercise their rights to acquire the common stock and pay an exercise price of $4.25 per share, subject to certain adjustments, prior to the fifth anniversary of the date of issuance, after which date any unexercised Warrants will expire and have no further value.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. We have in the past failed, and may in the future fail, to maintain the adequacy of our internal controls over financial reporting. Such failure could subject us to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline. For example, our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2022 our internal control over financial reporting was not effective, due to the Company not having adequate controls related to change management within the technology that support the Company’s financial reporting function.

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

If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Capital Market, Nasdaq could delist our securities.

We are listed on The Nasdaq Capital Market under the symbol “IVDA”. We also list the Warrants under the symbol “IVDAW.” We cannot assure you that our securities will continue to be, listed on The Nasdaq Capital Market in the future. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. We may not be able to comply with the applicable listing standards and Nasdaq could delist our securities as a result.

We cannot assure you that our common stock and/or Warrants, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange. If our common stock and/or Warrants are delisted by The Nasdaq Capital Market, they would likely trade on the OTCQB where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our common stock and/or Warrants.

Techniques employed by short sellers may drive down the market price of the common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.

As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its prospects to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

It is not clear what effect such negative publicity could have on us. If we were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could have to expend significant resources to investigate such allegations and/or defend ourselves.

While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business, and any investment in the common stock could be greatly reduced or even rendered worthless.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the common stock and trading volume could decline.

The trading market for the common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades the common stock or publishes inaccurate or unfavorable research about our business, the market price for the common stock would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for the common stock to decline.

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

Iveda Taiwan leases for its principal executive offices in Taiwan, comprised of two suites totaling approximately 4,416 square feet. Iveda Taiwan pays an aggregate of approximately$2,909 per month under the terms of the two leases, which expire on June 30, 2023 and September 15, 2023.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “IVDA” since April 1, 2022. Set forth in the table below is information with respect to the high and low bid quotations of our common stock for the periods indicated as reported by NASDAQ and the OTC Markets. The quotations represent inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

See the High and Low Bid data below:

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$18.00	$5.28
Second Quarter	$4.87	$1.07
Third Quarter	$0.80	$0.47
Fourth Quarter	$1.00	$0.50

Fiscal Year 2021	High Bid	Low Bid
First Quarter	$8,72	$2.16
Second Quarter	$8.00	$3.20
Third Quarter	$2.13	$3.60
Fourth Quarter	$18.80	$6.40

As of December 31, 2022, we had 15,066,739 shares of our Common Stock, par value $0.00001, issued and outstanding. There were approximately 700 beneficial owners of our Common Stock.

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of December 31, 2022, we had 15,066,739 shares of our common stock outstanding held by 109 shareholders of record, 0 shares of our Series A Preferred Stock outstanding and 0 shares of our series B Preferred Stock.

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

Between January 1. 2018 and December 31, 2019 the Company issued and sold an aggregate of 22,707 shares of common stock to investors for aggregate proceeds of approximately $64,000 in gross proceeds.

Between January 1, 2020 and December 31, 2021 the Company issued and sold an aggregate of 835,757 shares of common stock to investors for aggregate proceeds of approximately $2,790,000 in gross proceeds.

Between January 1, 2020 and December 31, 2021 the Company issued 439,527 shares of common stock to convertible debt holders upon conversion of $1,294,580 in principal and interest.

Between January 1, 2022 and December 31, 2022 the Company issued 8,215 shares of common stock to warrant holders upon exercise of $23,000 in proceeds.

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

In April, 2011, we completed our acquisition of Iveda Taiwan, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda Taiwan, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. Iveda Taiwan also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on Iveda Taiwan as the majority of the company’s revenues have come from Iveda Taiwan since we acquired them in April 2011. For the years ended December 31, 2022 and 2021, Iveda Taiwan’s operations accounted for 93% and 71% of our total revenue, respectively.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our audited consolidated financial statements for the year ended December 31, 2022. Such policies are unchanged.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations for the Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Net Revenue

We recorded net consolidated revenue of $4.5 million for the year ended December 31, 2022, compared with $1.9 million for the year ended December 31, 2021, an increase of $2.6 million, or 133%. For the year ended December 31, 2022, our recurring service revenue was $308,881, or 7% of net revenue, and our equipment sales and installation revenue was $4.2 million, or 93% of net revenue. In fiscal 2021, our recurring service revenue was $264,402, or 14% of consolidated net revenue, and our equipment sales and installation revenue was $1.65 million, or 86% of net revenue. The increase in total revenue in 2022 compared with the same period in fiscal 2021 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of additional long-term contracts awarded and started during 2022.

Cost of Revenue

Total cost of revenue was $3.5 million (78% of revenue; gross margin of 22%) for the year ended December 31, 2022, compared with $1.1 million (57% of revenue; 43% gross margin) for the year ended December 31, 2021, an increase of ($2.4 million), or (223%). The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The decrease in overall gross margin was also primarily attributed to increased equipment sales proportion within Iveda Taiwan revenue as a result of additional long-term contracts awarded and started during 2022.

Operating Expenses

Operating expenses were $4.3 million for the year ended December 31, 2022, compared with $3.6 million for the year ended December 31, 2021, an increase of $0.7 million, or 21%. This net increase in operating expenses in 2022 compared with 2021 is due primarily related to a ramp up in personnel in sales and technical support personnel as well as research and development expenses for Cerebro IoT Platform and IvedaAI. Additional professional expenses have been incurred during this period with an effort to increase investor relations and marketing.

Loss from Operations

Loss from operations increased to $3.3 million for the year ended December 31, 2022, compared with $2.7 million for the year ended December 31, 2021, an increase of $0.6 million, or 22%. A majority of the increase in loss from operations was primarily due to increased operating expenses.

Other Expense-Net

Other expense-net was $13,004 for the year ended December 31, 2022, compared with $273,295 for the year ended December 31, 2021, a decrease of $260,291, or 95%. The majority of the other expense in 2021 is interest expense accrued for convertible debentures, valuation of the convertible debenture features and the value of warrants given as incentive for the convertible debentures.

Net Loss

Net loss was $3.3 million for the year ended December 31, 2022, compared with $3.0 million for the year ended December 31, 2021. The increase of $0.3 million, or 12%, in net loss was caused primarily by a increase in operating expenses related to a ramp up in sales and technical support personnel as well as research and development expenses for Cerebro IoT Platform and IvedaAI. Additional professional expenses have been incurred during this period with an effort to increase investor relations and marketing.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $6.0 million in our U.S.-based segment and $1.3 million in our Taiwan-based segment, compared to $1.1 million in our U.S.-based segment and $0.3 million in our Taiwan-based segment as of December 31, 2021. This increase in our cash and cash equivalents is primarily a result of the $11.5 million sale of Common Stock and Pre-Funded warrants during the year ended December 31, 2022. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the year ended December 31, 2022 was $5.4 million compared to $2.0 million net cash used during the year ended December 31, 2021. Net cash used in operating activities for the year ended December 31, 2022 consisted primarily of the $3.3 million net loss including $0.4 million of non-cash charges (primarily stock option compensation and common stock issued for investor relations services), $0.8 million in accounts receivable, $0.2 million of inventory, $0.2 million of Taiwan vendor deposits, prepaids and advances to suppliers and $1.2 million net payments for accounts payable and accrued operating and interest expenses. Net cash used in operating activities for the year ended December 31, 2021 consisted primarily of the $3.08 million net loss including $1.1 million of non-cash charges (primarily stock option compensation and warrants for services), $0.3 million in accounts receivable, $0.3 of inventory, prepaids and advances to suppliers in total, offset by approximately $0.5 million in additional accrued expenses

Net cash used in investing activities for the year ended December 31, 2022 was $14,165. Net cash used by investing activities during the year ended December 31, 2021 was $24,513.

Net cash provided by financing activities for the year ended December 31, 2022 was $11.4 million compared with $3.1 million provided during the year ended December 31, 2021. Net cash provided by financing activities in 2022 is primarily a result of the $11.5 million sale of Common Stock and Pre-Funded warrants during the year ended December 31, 2022. Net cash provided by financing activities in 2021 is primarily a result of the $2.8 million sale of Common Stock with Warrants during the year ended December 31, 2021.

We have experienced significant operating losses since our inception. At December 31, 2022, we had approximately $32 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2022 or 2021. We also had approximately $5.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the years ended December 31, 2022 and 2021, respectively. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the years ended December 31, 2022 and 2021, respectively. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where the Company has offices, employees, customers, vendors and other suppliers and business partners.

Like most businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our first fiscal quarter was completed. During the remainder of 2020 and the first quarter of 2021, the Company observed decreases in demand from certain customers, including primarily municipalities and commercial customers in Taiwan as well as delays in project timelines in Taiwan. The Company estimates that the COVID-19 pandemic resulted in decreases of approximately $1.2 million revenues and $0.3 million gross profit contribution for the year ended December 31, 2020 and $0.2 million revenues and $0.05 million gross profit contribution for the three months ended March 31, 2021. However, the Company is began to experience an increase in demand for the six months ended December 31, 2021, compared to the last half of 2020.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2022 and 2021 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2022 and 2021, was estimated using the “minimum value method” as prescribed by the original provisions of ASC 718, “Accounting for Stock-Based Compensation” and therefore, no compensation expense was recognized for these awards in accordance with ASC 718. We recognized $120,581 and $801,908 of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2022, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 as required by Rule 13a-15(c) under the Exchange Act. We utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (2013) in performing this assessment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

In December 2013, we hired Robert J. Brilon, as Chief Financial Officer who has experience in SEC reporting and disclosures. We have plans for hiring additional financial personnel and implementing additional controls and processes involving both of our financial personnel in order to ensure all transactions are accounted for and disclosed in an accurate and timely manner. There have not been any other changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Identified Material Weakness

As of December 31, 2022, we need to hire additional employees at Iveda Taiwan that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of Iveda Taiwan’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2023.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

Segregation of Duties

As of December 31, 2022, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our directors, director nominees, executive officers and other key employees.

Name	Age	Position
David Ly	47	Chief Executive Officer and Chairman of the Board of Directors
Chi Kuang Sid Sung	61	President
Robert J. Brilon	62	Chief Financial Officer, Treasurer and Corporate Secretary
Gregory Omi	61	Chief Technology Officer
Joseph Farnsworth	63	Director
Alejandro Franco	69	Director
Robert D. Gillen	68	Director

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics which is applicable to all of our directors, executive officers and employees. A copy of the code of business conduct and ethics is posted on our corporate investor relations website as required for our listing on the Nasdaq Capital Market.

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

The following table sets forth certain information with respect to compensation for the years ended December 31, 2022 and 2021, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US$100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary (1)	Warrants Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
David Ly	2022	$190,000		$13,725	$11,968	$215,693
Chairman and Chief Executive Officer	2021	$190,000		$211,500	$11,968	$413,468

Sid Sung	2022	$150,000		$2,825		$152,825
President	2021	$150,000		$150,500		$300,500

Robert J. Brilon	2022	$180,000		$11,350		$191,350
Chief Financial Officer, Treasurer and Corporate Secretary	2021	$180,000		$141,000		$321,000

Luz A. Berg Former Chief Operating Officer	2022	$165,000		$8,100		$173,100
Chief Marketing Officer and Corporate Secretary (5)	2021	$165,000		$141,000		$306,000

Gregory Omi	2022	-		$2,825		$2,825
Chief Technology Officer	2021			$219,000		$219,000

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate probable grant date fair value of warrants awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	The amounts in this column reflect the aggregate probable grant date fair value of option awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(4)	The amounts in this column reflect the amount of perquisites related to a vehicle allowance.

(5)	Resigned effective December 31, 2022.

Outstanding Equity Awards as of December 31, 2022

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2022

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly
Chairman and	12/31/2013	6,250	(1)	-	-	$14.00	12/31/2023
Chief Executive Officer	12/31/2014	6,250	(1)	-	-	$9.20	12/31/2024
	2/25/2015	12,500	(1)	-	-	$6.16	2/25/2025
	12/11/2015	25,000	(1)	-	-	$5.76	12/11/2025
	12/15/2020	87,500	(1)	-	-	$2.96	12/15/2030
	12/30/2021	18,750	(1)	-	-	$16.24	12/31/2031
	6/15/2022	12,500	(1)	-	-	$1.42	6/15/2032
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
	12/1/2022	15,000	(1)	-	-	$0.54	12/1/2032
Robert J. Brilon
Chief Financial Officer,	12/1/2013	37,500	(1)	-	-	$8.00	12/1/2023
Treasurer and Corporate Secretary	12/8/2014	12,500	(1)	-	-	$8.00	12/8/2024
	5/2/2014	12,500	(1)	-	-	$8.00	5/2/2024
	12/31/2014	6,250	(1)	-	-	$9.20	12/31/2024
	12/30/2021	12,500	(1)	-	-	$16.24	12/31/2031
	6/15/2022	10,000	(1)	-	-	$1.42	6/15/2032
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
	12/1/2022	12,500	(1)	-	-	$0.54	12/1/2032
Luz Berg
Former Chief Operating Officer,	12/31/2013	3,125	(1)	-	-	$14.00	12/31/2023
Chief Marketing Officer	12/31/2014	3,125	(1)	-	-	$9.20	12/31/2024
and Corporate Secretary (resigned effective 12/31/2022)	12/11/2015	3,125	(1)	-	-	$5.76	12/11/2025
	12/15/2020	87,500	(1)	-	-	$2.96	12/15/2030
	12/30/2021	12,500	(1)	-	-	$16.24	12/30/2031
	6/15/2022	10,000	(1)	-	-	$1.42	6/15/2032
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
Sid Sung
President	12/20/2019	12,500	(1)	-	-	$2.24	12/20/2029
	12/15/2020	12,500	(1)	-	-	$2.96	12/15/2030
	12/30/2021	12,500	(1)	-	-	$16.24	12/30/2031
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
	12/1/2022	6,250	(1)	-	-	$0.54	12/1/2032

(1)	The options became fully vested on the date of grant.

Equity Compensation Plans

On October 15, 2009, we adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate number of 187,500 shares of common stock issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 Option plans under Iveda Corporation after the merger with Charmed Homes.

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 125,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 1,625,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2022, 361,313 options were outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2022, 653,125 options were outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792)

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above the fair market value of the common stock on the date of the grant as determined by our Board of Directors. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive Stock Option awards of unrestricted stock are not designed to be deductible to us under Section 162(m). Under the plans, stock options will terminate on the tenth anniversary date of the grant or earlier if provided in the grant.

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2021, we had approximately $4,500 unrecognized stock- based compensation.

We have periodically issued warrants to purchase shares of our common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2021, warrants to purchase 872,259 shares of our common stock were outstanding, which were issued for services or incentive for the purchase of convertible debentures or common stock subscription. Terms of these warrants are comparable to the terms of the outstanding options.

Director Compensation

Non-employee directors receive stock-based compensation for their service on our Board of Directors and are reimbursed for their cost of attending meetings. For the year ended December 31, 2022, Joseph Farnsworth received 15,000 options and Alejandro Franco and Robert Gillen received 11,250 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2021. For the year ended December 31, 2020, Joseph Farnsworth received 9,375 options and Alejandro Franco and Robert Gillen received 6,250 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2021. We do not pay additional compensation to our directors for their service, either as Chair or as a member, on the Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee.

Name	Fees Earned or paid in Cash $	Stock Awards $	2022 Options Awards $		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Farnsworth	-	-	$3,800	(1)	-	-	-	$105,750
Alejandro Franco	-	-	$2,825	(2)	-	-	-	$35,250
Robert Gillen	-	-	$2,825	(3)	-	-	-	$35,250

(1) As of December 31, 2022, Mr. Farnsworth had outstanding options to purchase 118,125 shares of our common stock.

(2) As of December 31, 2022, Mr. Franco had outstanding options to purchase 73,760 shares of our common stock.

(3) As of December 31, 2022, Mr. Gillen had outstanding options to purchase 78,750 shares of our common stock.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth as of December 31, 2022, certain information regarding the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of such stock; (ii) each member of our Board of Directors, and each of our named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all Common Stock is owned directly, and the beneficial owners listed in the table below possess sole voting and investment power with respect to the stock indicated, and the address for each beneficial owner is c/o Iveda Solutions, Inc., 1744 S. Val Vista Drive, Mesa, Arizona 85204.

Name of Beneficial Owner	Common Shares	% of Common Shares
Directors and Officers

David Ly (1)	676,898	4.4%
Sid Sung (2)	55,000	0.4%
Robert J. Brilon (3)	270,499	1.8%
Gregory Omi (4)	181,732	1.2%
Joseph Farnsworth (5)	225,067	1.5%
Alejandro Franco (6)	105,000	0.7%
Robert D. Gillen (7)	241,393	1.6%

All Directors and Officers	1,755,588	11.0%

(1)	Includes options to purchase 188,750 shares of common stock, which are exercisable within 60 days of December 31, 2022.
(2)	Includes options to purchase 55,000 shares of common stock, which are exercisable within 60 days of December 31, 2022.
(3)	Includes options to purchase 108,750 shares of common stock, which are exercisable within 60 days of December 31, 2022.
(4)	Includes options to purchase 68,750 shares of common stock, which are exercisable within 60 days of December 31, 2022.
(5)	Consists of (a) options to purchase 118,125 shares of common stock, which are exercisable within 60 days of December 31, 2022, and b) 19,925 shares of common stock held by Farnsworth Realty, an entity owned by Mr. Farnsworth.
(6)	Consists of (a) options to purchase 73,750 shares of common stock, which are exercisable within 60 days of December 31, 2022, and (b) 31,250 shares of common stock held by Amextel S.A. De C.V. an entity owned by Mr. Franco.
(7)	Consists (a) options to purchase 78,750 shares of common stock, which are exercisable within 60 days of December 31, 2022, and (b) 162,643 shares of common stock.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	361,313	$7.00	-
Equity compensation plans approved by stockholders (2)	653,125	$4.84	571,875
Equity compensation plans not approved by stockholders (3)	6,233,660	$2.66	-
Total	7,248,980	$3.07	571,875

(1)	Consists of our 2010 and 2012 Option Plan.
(2)	Consists of our 2020 Option Plan
(3)	Warrants issued not under a plan

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

In July 2021, with the approval of the Audit Committee of the Board of Directors, we appointed BF Borgers CPA PC (“BFB”) as our principal accounting firm. BFB has served as the principal audit firm for Iveda 2020 and 2019 Financial Statements, and 2021 Financial Statements since July 2021.

We paid or accrued $119,000 and $100,000, during the year ended December 31, 2022 and 2021, respectively.

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

Date: March 31, 2023	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: March 31, 2023	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer and Treasurer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	March 31, 2023
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	Chief Financial Officer, Treasurer	March 31, 2023
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director	March 31, 2023
Joseph Farnsworth

/s/ Alejandro Franco	Director	March 31, 2023
Alejandro Franco

/s/ Robert D. Gillen	Director	March 31, 2023
Robert D. Gillen

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Iveda Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iveda Solutions, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2023

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,312,095	$1,385,275
Restricted Cash	129,527	142,688
Accounts Receivable, Net	1,222,690	492,752
Inventory, Net	526,470	344,654
Other Current Assets	371,990	310,657
Total Current Assets	9,562,772	2,676,026

PROPERTY AND EQUIPMENT, NET	32,911	38,189

OTHER ASSETS
Other Assets	267,387	273,419
Total Other Assets	267,387	273,419

Total Assets	$9,863,070	$2,987,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,638,727	$2,955,826
Due to Related Parties	-	300,000
Short Term Debt	398,409	50,000
Current Portion of Long-Term Debt	65,408	120,284
Total Current Liabilities	2,102,544	3,426,110

LONG-TERM DEBT	190,776	338,803
LONG-TERM DIVIDENDS PAYABLE	-	-

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, 0 and 257.2 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 15,066,739 and 9,668,369 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	150	97
Additional Paid-In Capital	52,496,914	40,727,518
Accumulated Comprehensive Loss	(220,643)	(143,493)
Accumulated Deficit	(44,706,671)	(41,361,401)
Total Stockholders’ Equity (Deficit)	7,569,750	(777,279)

Total Liabilities and Stockholders’ Equity	$9,863,070	$2,987,634

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

REVENUE
Equipment Sales	$4,159,398	$1,647,996
Service Revenue	308,881	264,402
Other Revenue	-	5,450
TOTAL REVENUE	4,468,279	1,917,848

COST OF REVENUE	3,504,778	1,085,593

GROSS PROFIT	963,501	832,255

OPERATING EXPENSES
General & Administrative	4,292,820	3,557,603
Total Operating Expenses	4,292,820	3,557,603

LOSS FROM OPERATIONS	(3,329,320)	(2,725,349)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(17,078)	-
Interest Income	57,397	354
Interest Expense	(53,323)	(273,649)

Total Other Income (Expense)	(13,004)	(273,295)

LOSS BEFORE INCOME TAXES	(3,342,324)	(2,998,644)

BENEFIT (PROVISION) FOR INCOME TAXES	(2,947)	-

NET LOSS	$(3,345,270)	$(2,998,644)

BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.34)

WEIGHTED AVERAGE SHARES	12,846,848	8,940,367

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)
BALANCE AT December 31, 2020	6,583,924	$66	257	$34,769,076	$(38,322,456)	$(153,254)	$(3,706,568)

Common Stock Issued for Cash	757,655	8		2,661,992			2,662,000
Costs of Capital				(2,091,101)			(2,091,101)
Stock Based Compensation				801,908			801,908
Common Stock for Accounts Payable	27,896	1		99,789			99,789
Common Stock for Costs of Financing	628,750	6		1,932,730			1,932,736
Warrants for Services				148,480			148,480
Warrants for Interest Expense				69,729			69,729
Convertible Debenture Value				69,729			69,729
Preferred Stock - Series B for Dividend			2	23,750			23,750
Preferred Stock - Series B Shares and Dividend Payable to Common Stock	1,090,015	11	(259)	432,165			432,176
Dividends - P/S Series B					(40,301)		(40,301)
Conversion of Debt & Interest to Common Stock	439,527	4		1,294,576			1,294,580
Exercise of options and warrants	140,602	1		514,696			514,697
Net Loss		-			(2,998,644)		(2,998,644)
Comprehensive Loss						9,761	9,761

BALANCE AT December 31, 2021	9,668,369	97	0	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)

Costs of Capital				(1,613,470)			(1,163,918)
Stock Based Compensation				120,581			120,581
Common Stock issued for conversion error	65	-		-			-
Common Stock issued for services	215,000	1		219,899			219,900
Warrants for Services				5,555			5,555
Exercise of options and warrants	8,215	-		23,000			23,000
Common Stock Offering for Cash	1,885,000	19		8,011,231			8,011,250
Common Stock and Pre-Funded Warrant Offering for Cash – August 2022	3,289,474	33		4,999,803			4,999,836
Warrants sold in Over allotment				2,797			2,797
Net Loss		-			(3,345,270)		(3,345,270)
Comprehensive Loss						(77,150)	(77,150)
8 for 1 conversion adjustment	616

BALANCE AT December 31, 2022	15,066,739	$150	0	$52,496,914	$(44,706,671)	$(220,643)	$7,569,750

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2022 AND 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,345,270)	$(2,998,644)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	17,801	15,016
Interest Value of Convertible Debt Issued	-	69,729
Stock Option Compensation	120,581	801,908
Common Stock Warrants Issued for Services	5,555	148,480
Common Stock Warrants Issued for Interest	-	69,729
Common Stock issued for Services	219,900	-
(Increase) Decrease in Operating Assets
Accounts Receivable	(785,969)	(266,138)
Inventory	(214,898)	(122,786)
Other Current Assets	(168,122)	(100,228)
Other Assets	(19,919)	(41,795)
Increase (Decrease) in Accounts and Other Payables	(1,238,379)	452,636
Net Cash Used in Operating Activities	(5,408,720)	(1,972,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(14,165)	(24,513)
Net Cash Provided by (Used in) Investing Activities	(14,165)	(24,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(214)	22,457
Proceeds from (Payments on) Short-Term Notes Payable/Debt	358,888	(11,238)
Proceeds from (Payments to) Due to Related Parties	(300,000)	(82,711)
Proceeds from (Payments to) Long-Term Debt	(164,093)	459,087
Payments for Deferred Finance Costs	-	(88,328)
Common Stock Issued, Net of (Cost of Capital)	11,511,741	2,823,332

Net Cash Provided by Financing Activities	11,406,322	3,122,599

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(56,617)	9,761

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,926,820	1,135,754

Cash and Cash Equivalents- Beginning of Period	1,385,275	249,521

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,312,095	$1,385,275

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDING DECEMBER 31, 2022 AND 2021

	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$337,573	$2,565
Income Tax Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Debenture Principal converted to Common Stock	$-	$934,750
Debenture Accrued Interest converted to Common Stock	$-	$359,831
Rent Accounts Payable to related Party converted to Common Stock	$-	$55,789
Accounts Payable converted to Common Stock	$-	$44,000
Common Stock issued for Consulting Agreements related to Cost of Capital	$-	$1,932,736
Dividends Paid with Series B Preferred Stock	$-	$-
Accrued Dividends converted to Common Stock	$-	$455,926

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Utilus is our smart pole solution, utilizing our Cerebro IoT platform. This completes our digital transformation solution crucial in smart city deployments as well as in large organizations. Iveda leverages infrastructure already available in most modern cities – Light poles with power

We equip existing poles with Utilus. Utilus consists of power and Internet, establishing a communication network for access and management of sensors and devices that the city requires to keep its citizens safe and secure and to effectively manage utility consumption.

Our smart pole offering is also ideal for government or large scale city deployments

Supporting and Improving City Services

Reducing Emergency Response Times

Crime & Hazard Protection

Monitoring and Improving Air Quality

Sound Detection

Traffic Monitoring and Mobility as a Service

Data Analytics and Monetization Opportunities

IvedaCare launched in November 2022 is a simple, easy to use suite of wireless health and wellness devices intended to help you monitor the health and activities of your loved ones, even when you can’t be there yourself. Our mission is to help ensure your loved one’s safety and independence. Stay connected to your elderly loved ones with our advanced IoT devices. Real-time monitoring, fall detection, medication reminders and more. With IvedaCare, you not only can monitor your home and loved ones from afar, but potentially life-saving decisions can be made using the app. Cloud-based, wireless sensors collect real-time data that is shared with the entire family circle within the app. Customers may add a subscription service for Pro Monitoring. If the Trusted Circle is unavailable, our emergency call center will dispatch emergency services quickly.

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

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (fka MEGAsys and dba Iveda Taiwan), a company based in Taiwan. We consolidate our financial statements with the financial statements of Iveda Taiwan. All intercompany balances and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the years ended December 31, 2022 and 2021.

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

Substantially all cash is deposited in three financial institutions, two in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (Central

Deposit Insurance Corporation) with maximum coverage of NTD 3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC Insurance limit.

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At December 31, 2022 one customer out of a total of 36 customer accounts receivable accounts was 52% of the total accounts receivable. This specific customer was Chicony Power Technology Co Ltd. One customer (Chunghwa Telecom) represented approximately 95% of total accounts receivable of $492,752 as of December 31, 2021. These customers are longtime customers, and we don’t expect any problem with collectability of these accounts receivable.

Revenue from two customers out of 42 total customers represented approximately 52% of total revenue for the year ended December 31, 2022. These specific customers were 1) We had $948,592 revenues (21%) from Chunghwa Telecom, 2) We had $1,385,026 revenues (31%) from Chicony Power Technology Co Ltd, (both Taiwan companies) of total revenues of $4,468,279.

We had revenue from two customers with greater than 10% of total revenues for the year ended December 31, 2021 that represented approximately 55% of total revenues. We had $786,686 revenues (41%) from Chunghwa Telecom and $260,946 revenues (14%) from Taiwan Stock Exchange Corporation of total revenues of $1,917,848.

No other customers represented greater than 10% of total revenues in years ended December 31, 2022 and 2021.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2022 and 2021, respectively, an allowance for uncollectible accounts of $0 and $0 was deemed necessary for our U.S.-based segment.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to vendors for service coverage extending into subsequent periods.

Inventories

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 and $0, as of December 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2022 and 2021 was $17,801 and $15,016, respectively.

Deposits—Long-Term

Long-term deposits consist of a deposit related to the leases of Iveda Taiwan’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2021, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2022.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2018 to 2021 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2018 to 2021 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	December 31, 2022	December 31, 2021

Accounts Payable	$360,395	$62,889
Accrued Expenses	1,243,027	2,834,726
Deferred Revenue and Customer Deposits	35,305	58,211
Accounts and Other Payables	$1,638,727	$2,955,826

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2022 and 2021, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $120,581 and $801,908 of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2022 and December 31, 2021. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	December 31, 2022
	Net Revenue	Net Assets (Liabilities)
United States	$918,465	$6,787,646
Republic of China (Taiwan)	$3,549,814	$782,104

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

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES

	December 31, 2022	December 31, 2021

On August 28, 2014, we entered into a debenture agreement with Mr. Gregory Omi, formerly a member of our Board of Directors of the company for $200,000, at 9.5% interest per annum with interest and principal payable on the extended maturity date of December 31, 2016. As consideration for the extension of the debenture, we granted Mr. Omi options to purchase 2,500 shares of our common stock with an exercise price of $6.16 per share. This debenture was extended to December 31, 2022. Mr. Omi is currently the CTO of the company.	-	200,000

On November 19, 2012, we entered into a convertible debenture agreement with Mr. Robert Gillen, a member of our Board of Directors, for $100,000 (the “Gillen I Debenture”), under his company Squirrel-Away, LLC. Under the original terms of the agreement, interest is payable at 10% per annum and became due on December 19, 2014. Gillen I Debenture was extended to January 5, 2015. On June 20, 2013, interest of $5,000 was paid on the debenture. As consideration for agreeing to extend the maturity date of the debenture to December 31, 2015, we granted Mr. Gillen options to purchase 1,250 shares of common stock at an exercise price of $6.16 per share This debenture was extended to December 31, 2022.	$-	$100,000

Total Due to Related Parties	$-	300,000
Less Current Portion	-	(300,000)
Less: Debt Discount	-	-
Total Long-Term	$-	$-

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	December 31, 2022	December 31, 2021

Debenture agreements with a shareholder at 10% interest rate beginning August 2019, one year maturity, was due August 2020, principal and interest convertible at $2.80 per share into common stock at the option of the holder until repaid. All principal and accrued interest of $17,079 was repaid in December 2022.	-	50,000

Loan Agreement with Shanghai Bank at 2.94% interest rate per annum due September 2023.	398,409	-

Balance at end of period	$398,409	$50,000

The Long-term debt balances were as follows:

Loans from Shanghai Bank with interest rates 1.50% - 2.97% per annum due February 2024 – November 2026	256,184	469,087

Current Portion of Long-term debt	(65,408)	(120,284)

Balance at end of period	$190,776	338,803

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

NOTE 6 STOCK OPTION PLAN AND WARRANTS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 125,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 1,625,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2022 there were 361,313 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2022 there were 653,125 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792)

As of December 31, 2022 and December 31, 2021, there were 1,014,438 and 907,188 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2022, we had approximately $93,887 unrecognized stock-based compensation.

Stock option transactions during 2022 and 2021 were as follows:

	2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	893,438	$6.80	952,025	$5.76
Granted	233,125	2.26	141,875	11.76
Exercised	-	4.72	(62,500)	4.72
Forfeited or Cancelled	(112,125)	7.44	(137,963)	7.44
Outstanding at End of Year	1,014,438	6.80	893,438	6.80

Options Exercisable at Year-End	959,750	6.80	891,563	6.80

Weighted-Average Fair Value of Options Granted During the Year	$0.92		$0.71

Information with respect to stock options outstanding and exercisable at December 31, 2022 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2022	Weighted- Average Exercise Price
$0.32 - $17.76	1,014,038	6.4	$5.61	959,750	$5.61

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2022	2021
Expected Life	5 yrs	5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	1.00%	1.00%

Warrant transactions during 2022 and 2021 were as follows:

	2022		2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	872,259	$3.04	543,754	$3.04
Granted	5,616,224	2.96	509,732	2.96
Exercised	(8,214)	2.80	(78,102)	2.80
Forfeited or Cancelled	(246,609)	2.80	(103,125)	2.80
Outstanding at End of Year	6,233,660	2.66	872,259	3.04

Warrant Exercisable at Year-End	6,233,660	2,66	872,259	3.04

Weighted-Average Fair Value of Warrants Granted During the Year	$0.72 - $2.53		$1.12 - $3.92

Information with respect to warrants outstanding and exercisable at December 31, 2022 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2022	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2022	Weighted- Average Exercise Price
$1.40 - $13.20	6,233,660	4.3	$2.59	6,233,660	$2.59

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2022	2021
Expected Life	1.5 yrs	1.5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	1.00%	0.18 - 1.00%

NOTE 7 INCOME TAXES

U.S. Federal Corporate Income Tax

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2022	2021
Tax Operating Loss Carryforward - USA	$11,800,000	$10,800,000
Other	-	-
Valuation Allowance - USA	(11,800,000)	(10,800,000)
Deferred Tax Assets, Net	$-	$-

The valuation allowance increased approximately $1.0 million, primarily as a result of the increased net operating losses of our U.S.- based segment.

As of December 31, 2022, we had federal net operating loss carryforwards for income tax purposes of approximately $32 million which will begin to expire in 2025. We also have Arizona net operating loss carryforwards for income tax purposes of approximately $ 2.0 million which expire after five years. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration
2022	$3,000,000	2042
2021	1,000,000	2041
2020	590,000	2040
2019	260,000	2039
2018	160,000	2038
2017	140,000	2037
2016	1,640,000	2036
2015	3,400,000	2035
2014	5,230,000	2034
2013	5,600,000	2033
2012	2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2022 and 2021 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended December 31, 2022 and 2021.

If we did not have net losses in 2022 and 2021 we would have had an additional amount of dilutive securities convertible at less than the then fair market value of the common stock. These amounts would have been 90,000 and 1,367,862, respectively.

	December 31, 2022	December 31, 2021

Basic EPS
Net Loss	$(3,345,270)	$(2,998,644)
Weighted Average Shares	12,840,598	8,940,368
Basic Loss Per Share	$(0.26)	$(0.34)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Siemens, and Chung-Hsin Electric and Machinery Manufacturing Corp, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of December 31, 2022 is $296,536.

NOTE 10 SUBSEQUENT EVENTS

During 2023 warrant holders have exercised 945,900 warrants at $1.40 per share for gross proceeds of $1,324,260.

