Form 10-Q
period 2023-03-31
Iveda Solutions, Inc.
filed 2023-05-15
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market. LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market. LLC

Class	Outstanding as of May 1, 2023
Common Stock, $0.00001 par value per share	16,012,639

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,379,854	$7,312,095
Restricted Cash	129,702	129,527
Accounts Receivable, Net	505,581	1,222,690
Inventory, Net	388,246	526,470
Other Current Assets	162,469	371,990
Total Current Assets	9,565,852	9,562,772

PROPERTY AND EQUIPMENT, NET	204,516	32,911

OTHER ASSETS
Other Assets	288,599	267,387
Total Other Assets	288,599	267,387

Total Assets	$10,058,967	$9,863,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,313,360	$1,638,727
Due to Related Parties		-
Short Term Debt	163,747	398,409
Current Portion of Long-Term Debt	65,498	65,408
Total Current Liabilities	1,542,605	2,102,544

LONG-TERM DEBT	174,664	190,776
LONG-TERM DIVIDENDS PAYABLE		-

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively		-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 16,012,639 and 15,066,739 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	159	150
Additional Paid-In Capital	53,819,790	52,496,914
Accumulated Comprehensive Loss	(221,317)	(220,643)
Accumulated Deficit	(45,256,934)	(44,706,671)
Total Stockholders’ Equity (Deficit)	8,341,698	7,569,750

Total Liabilities and Stockholders’ Equity	$10,058,967	$9,863,070

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2021

	March 31, 2023	March 31, 2021
	(UNAUDITED)	(UNAUDITED)
REVENUE
Equipment Sales	$2,004,218	$189,521
Service Revenue	200,946	41,336
Other Revenue		-
TOTAL REVENUE	2,205,164	230,857

COST OF REVENUE	1,718,492	90,310

GROSS PROFIT	486,673	140,547

OPERATING EXPENSES
General & Administrative	1,037,631	792,164
Total Operating Expenses	1,037,631	792,164

LOSS FROM OPERATIONS	(550,958)	(651,616)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	53	172
Interest Income	19,862	616
Interest Expense	(517)	(12,833)

Total Other Income (Expense)	19,398)	(12,045)

LOSS BEFORE INCOME TAXES	(531,561)	(663,662)

BENEFIT (PROVISION) FOR INCOME TAXES	(18,702)	(3,136)

NET LOSS	$(550,263)	$(666,798)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.07)

WEIGHTED AVERAGE SHARES	15,489,689	9,672,508

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)

BALANCE AT December 31, 2021 (AUDITED)	9,668,369	97	0	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)

Costs of Capital				(1,613,470)			(1,163,918)
Stock Based Compensation				120,581			120,581
Common Stock issued for conversion error	65	-		-			-
Common Stock issued for services	215,000	1		219,899			219,900
Warrants for Services				5,555			5,555
Exercise of options and warrants	8,215	-		23,000			23,000
Common Stock Offering for Cash	1,885,000	19		8,011,231			8,011,250
Common Stock and Pre-Funded Warrant Offering for Cash – August 2022	3,289,474	33		4,999,803			4,999,836
Warrants sold in Over allotment				2,797			2,797
Net Loss		-			(3,345,270)		(3,345,270)
Comprehensive Loss						(77,150)	(77,150)
8 for 1 conversion adjustment	616

BALANCE AT December 31, 2022	15,066,739	$150	0	$52,496,914	$(44,706,671)	$(220,643)	$7,569,750

Exercise of warrants issued August 2022	945,900	9		1,322,876			1,322,885
Net Loss		-			(550,263)		(550,263)
Comprehensive Loss						(674)	(674)

BALANCE AT March 31, 2023 (UNAUDITED)	16,012,639	$159	0	$53,819,790	$(45,256,934)	$(221,317)	$8,341,698

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2023 AND 2021

	March 31, 2023	March 31, 2022
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(550,263)	$(666,798)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	5,030	4,657
Interest Value of Convertible Debt Issued
Stock Option Compensation	-	67,500
Common Stock Warrants Issued for Services
Common Stock Warrants Issued for Interest
(Increase) Decrease in Operating Assets
Accounts Receivable	717,109	330,272)
Inventory	138,223	(242,576)
Other Current Assets	209,521	31,085)
Other Assets	(21,347)	8,302
Increase (Decrease) in Accounts and Other Payables	(325,710)	(302,666)
Net Cash Used in Operating Activities	172,563	(770,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(176,156)	(4,696)
Net Cash Provided by (Used in) Investing Activities	(176,156)	(4,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(175)	-
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(234,572)	174,648
Proceeds from (Payments to) Due to Related Parties	-	-
Proceeds from (Payments to) Long-Term Debt	(16,112)	(29,108
Payments for Deferred Finance Costs	-	-
Common Stock Issued, Net of (Cost of Capital)	1,322,885	-

Net Cash Provided by Financing Activities	1,072,026	145,540

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(674)	(8,964)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,067,759	(638,344)

Cash and Cash Equivalents- Beginning of Period	7,312,095	1,385,275

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,379,854	$746,931

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDING MARCH 31, 2023 AND 2021

	March 31, 2023	March 31, 2022
	(UNAUDITED)	(UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$517	$330
Income Tax Paid	$1,634	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for Consulting Agreements related to Cost of Capital	$-	$1,895,000
Dividends Paid with Series B Preferred Stock	$-	$23,750
Warrants Issued for Interest	$-	$139,458
Warrants Issued for Services	$-	$11,475

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

Iveda offers many IoT sensors and devices for various applications such as energy management, smart home, smart building, smart community and patient/elder care. Our gateway and station serve as the main hub for sensors and devices in any given area. They are equipped with high-level communication protocols such as Zigbee, WiFi, Bluetooth, and USB. They connect to the Internet via Ethernet or cellular data network. We provide IoT platforms that enable centralized device management and push digital services on a massive scale. Our smart devices include water sensor, environment sensor, entry sensor, smart plug, siren, body temperature pad, a care wrist watch and tracking devices.

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

Our smart pole offering is also ideal for government or large scale city deployments:

●	Supporting and Improving City Services
●	Reducing Emergency Response Times
●	Crime & Hazard Protection
●	Monitoring and Improving Air Quality
●	Sound Detection
●	Traffic Monitoring and Mobility as a Service
●	Data Analytics and Monetization Opportunities

IvedaCare launched in November 2022 is a simple, easy to use suite of wireless health and wellness devices intended to help you monitor the health and activities of your loved ones, even when you can’t be there yourself. Our mission is to help ensure your loved one’s safety and independence. Stay connected to your elderly loved ones with our advanced IoT devices. Real-time monitoring, fall detection, medication reminders and more. With IvedaCare, you not only can monitor your home and loved ones from afar, but potentially life-saving decisions can be made using the app. Cloud-based, wireless sensors collect real-time data shared with the entire family circle within the app. Customers may add a subscription service for Pro Monitoring. If the Trusted Circle is unavailable, our emergency call center will dispatch emergency services quickly.

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

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	March 31, 2023	December 31, 2022

Accounts Payable	$478,117	$360,395
Accrued Expenses	789,194	1,243,027
Deferred Revenue, Customer Deposits, & Taxes Payable	46,050	35,305
Accounts and Other Payables Total	$1,313,360	$1,638,727

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2022 and 2021, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $120,581 and $801,908 of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively and no stock based compensation for the three months ended March 31, 2023.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2023 and December 31, 2022. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	March 31, 2023 (UNAUDITED)
	Net Revenue	Net Assets (Liabilities)
United States	$226,657	$7,165,918
Republic of China (Taiwan)	$1,978,507	$1,175,780

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

Reclassification

Certain amounts in 2022 have been reclassified to conform to the 2023 presentation.

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES DEBT - NONE

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	March 31, 2023 (Unaudited)	December 31, 2022

Loan Agreement with Shanghai Bank at 2.94% interest rate per annum due August 2023.	163,747
Loan agreement with Hua Nam bank at 2,42% interest rate per annum due September 2022. Repaid January and March 2023	-	398,409

Balance at end of period	$163,747	$398,409

Long-term debt balances were as follows:

	March 31, 2023 (Unaudited)	December 31, 2022

Loans from Shanghai Bank with interest rates 1.50% - 2.97% per annum due February 2024 – November 2026	240,162	256,184

Current Portion of Long-term debt	(65,498)	(65,408)

Balance at end of period	$174,664	$190,776

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

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2022 there were 653,125 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792)

As of December 31, 2022 and December 31, 2021, there were 1,014,438 and 907,188 options outstanding, respectively, under all the option plans. For the three months ended March 31, 2023 there were no options granted and 1,250 options cancelled.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three months ended March 31, 2023 and 2021 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the Three months ended March 31, 2023 and 2021.

	March 31, 2023 (Unaudited)	March 31, 2022 (Unaudited)

Basic EPS
Net Loss	$(550,263)	$(666,798)
Weighted Average Shares	15,289,689	9,672,508
Basic Loss Per Share	$(0.04)	$(0.07)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Siemens, Chicony Power Technology, Chung-Hsin Electric and Machinery Manufacturing Corp, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of March 31, 2023 is $303,208.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Form 10-Q Quarterly Report and with our audited consolidated financial statements for the year ended December 31, 2022 included in this Form 10-Q Quarterly Report.

Note Regarding Forward-Looking Information

This Report on Form 10-Q Quarterly Report contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q Quarterly Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investment, or elsewhere in this Report on Form 10-Q Quarterly Report or discussed in our audited consolidated financial statements for the year ended December 31, 2022, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

AI Functions

●	Object Search

●	Face Search (No Database Required)

●	Face Recognition (from a Database)

●	License Plate Recognition (100+ Countries), includes make and model

●	Intrusion Detection

●	Weapon Detection

●	Fire Detection

●	People Counting

●	Vehicle Counting

●	Temperature Detection

●	Public Health Analytics (Facemask Detection)

●	QR and Barcode Detection

Key Features

●	Live Camera View

●	Live Tracking

●	Abnormality Detection – Vehicle/Person wrong direction detection

●	Vehicle/Person Loitering Detection

●	Fall Detection

●	Illegal Parking Detection

●	Heatmap Generation

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

In April 2011, we completed our acquisition of Iveda Taiwan, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda Taiwan, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. Iveda Taiwan also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on Iveda Taiwan as the majority of the company’s revenues have come from Iveda Taiwan since we acquired them in April 2011. For the years ended December 31, 2022 and 2021, Iveda Taiwan’s operations accounted for 93% and 71% of our total revenue, respectively.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Net Revenue

We recorded net consolidated revenue of $2.21 million for the three months ended March 31, 2023, compared with $0.23 million for the three months ended March 31, 2022, an increase of ($1.98 million, or 855%. For the three months ended March 31, 2023, our service revenue was $0.20 million, or 9% of net revenue, and our equipment sales and installation revenue was $2.0 million, or 91% of net revenue. For the three months ended March 31, 2022, our service revenue was $.04 million, or 18% of consolidated net revenue, and our equipment sales and installation revenue was $.19 million, or 82% of net revenue. The increase in total revenue in 2023 compared with the same period in 2022 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts awarded and started during 2022.

Cost of Revenue

Total cost of revenue was $1.72 million (78% of revenue; gross margin of 22%) for the three months ended March 31, 2023, compared with $0.09 million (39% of revenue; 61% gross margin) for the three months ended March 31, 2022, an increase of ($1.63 million), or (1800%). The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The decrease in overall gross margin was primarily attributed to the more indicative and standard margin of Iveda Taiwan revenue as a result of additional long-term contracts awarded and started during 2022.

Operating Expenses

Operating expenses were $1.04 million for the three months ended March 31, 2023, compared with $0.8 million for the three months ended March 31, 2022, an increase of $0.25 million, or 31%. This net increase in operating expenses in 2023 compared with 2022 is due primarily related to a ramp up in personnel in the US based administrative, sales and technical support personnel for IvedaAI as well as investor and public relations expenses.

Loss from Operations

Loss from operations decreased to $0.55 million for the three months ended March 31, 2023, compared with $0.65 million for the three months ended March 31, 2022, a decrease of $0.10 million, or 15%. A majority of the decrease in loss from operations was primarily due to increased net revenues.

Other Expense-Net

Other income (expense)-net was $19,000 of net income for the three months ended March 31, 2023, compared with ($12,000) of net expense for the three months ended March 31, 2022, an increase of $31,000 of income, or 261%. The majority of the other income for 2023 was interest income from cash in the bank.

Net Loss

Net loss was $0.55 million for the three months ended March 31, 2023, compared with $0.67 million for the three months ended March 31, 2022. The decrease of $0.12 million, or 17%, in net loss was caused primarily by a increase in due to increased net revenues offset by increased operating expenses related to a ramp up in personnel in the US-based administrative, sales and technical support personnel for IvedaAI as well as increased investor and public relations expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $8.4 million compared to $7.3 million as of March 31, 2022 and $0.82 million as of March 31, 2022. This increase in our cash and cash equivalents for the three months ended March 31, 2023 is related to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 Million offset by of the operating losses during the three months ended March 31, 2023. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash provided in operating activities during the three months ended March 31, 2023 was $0.17 million compared to ($0.77) million net cash used during the three months ended March 31, 2022. Net cash provided in operating activities for the three months ended March 31, 2023 consisted primarily of the $0.72 million net collection of accounts receivable offset by net loss of ($0.55) million. Other factors for the three months ended March 31, 2023 included $0.35 cash provided from the reduction of inventory and other current assets offset by cash used to decrease $0.33 million of accrued expenses. Net cash used in operating activities for the three months ended March 31, 2022 consisted primarily of the $0.67 million net loss including $0.07 million of non-cash charges (primarily stock option compensation), $0.24 of inventory and a decrease by $0.3 million in additional accrued expenses offset by a decrease of $0.3 million in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2023 was $0.18 million consisting primarily of the development of additional IvedaAI platforms. Net cash used by investing activities during the three months ended March 31, 2022 was $4,696.

Net cash provided by financing activities for the three months ended March 31, 2023 was $1.07 million compared with $$0.15 million provided during the three months ended March 31, 2022. This increase in our cash and cash equivalents for the three months ended March 31, 2023 is related primarily to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 Million offset by $0.25 payments against short and long term loans in Taiwan during the three months ended March 31, 2023. Net cash provided by financing activities in 2022 of $0.15 million is primarily a result of the proceeds from bank loans in Taiwan for the three months ended March 31, 2022.

We have experienced significant operating losses since our inception. At March 31, 2023, we had approximately $32 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2022 or 2021. We also had approximately $5.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the three months ended March 31, 2023 and year ended December 31, 2022. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the three months ended March 31, 2023 and year ended December 31, 2022. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Set forth below are the sales of all securities by the Company during the quarter ended March 31, 2023, which were not registered under the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

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

IVEDA SOLUTIONS, INC.

Date: May 15, 2023	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

