Form 10-Q
period 2023-06-30
Iveda Solutions, Inc.
filed 2023-08-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market. LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market. LLC

Class	Outstanding as of August 1, 2023
Common Stock, $0.00001 par value per share	16,012,639

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,601,307	$7,312,095
Restricted Cash	127,300	129,527
Accounts Receivable, Net	236,931	1,222,690
Inventory, Net	305,168	526,470
Other Current Assets	231,989	371,990
Total Current Assets	9,502,695	9,562,772

PROPERTY AND EQUIPMENT, NET	465,182	32,911

OTHER ASSETS
Other Assets	270,721	267,387
Total Other Assets	270,721	267,387

Total Assets	$10,238,598	$9,863,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,408,670	$1,638,727
Due to Related Parties		-
Short Term Debt	289,119	398,409
Current Portion of Long-Term Debt	-	65,408
Total Current Liabilities	2,697,789	2,102,544

LONG-TERM DEBT	-	190,776

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively		-

Common Stock, $0.00001 par value; 100,000,000 shares authorized; 16,012,639 and 15,066,739 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	160	150
Additional Paid-In Capital	53,857,289	52,496,914
Joint Venture Non-Controlled Portion	(59,967)	-
Accumulated Comprehensive Loss	(242,367)	(220,643)
Accumulated Deficit	(46,014,306)	(44,706,671)
Total Stockholders’ Equity (Deficit)	7,540,809	7,569,750

Total Liabilities and Stockholders’ Equity	$10,238,598	$9,863,070

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Three Months ended June 30, 2023	For the Three Months ended June 30, 2022	For the Six Months ended June 30, 2023	For the Six Months ended June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$2,315,997	$590,853	$4,320,215	$780,374
Service Revenue	75,770	60,559	276,717	101,895
Other Revenue	-	-	-	-
TOTAL REVENUE	2,391,767	651,412	4,596,932	882,269

COST OF REVENUE	2,110,618	462,516	3,829,109	552,826

GROSS PROFIT	281,149	188,896	767,823	329,443

OPERATING EXPENSES
General & Administrative	1,101,400	1,247,084	2,139,031	2,039,247
Total Operating Expenses	1,101,400	1,247,084	2,139,031	2,039,247

LOSS FROM OPERATIONS	(820,251)	(1,058,188)	(1,371,208)	(1,709,804)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(22,411)	(4)	(22,358)	167
Interest Income	28,237	6,693	48,099	7,309
Interest Expense	(3,028)	(13,479)	(3,545)	(26,312)

Total Other Income (Expense)	2,798	(6,790)	22,196	(18,836)

Joint Venture Non-Controlled Interest	59,967		59,967

LOSS BEFORE INCOME TAXES	(757,486)	(1,064,978)	(1,289,045)	(1,728,640)

BENEFIT (PROVISION) FOR INCOME TAXES	113	78	(18,590)	(3,058)

NET LOSS	$(757,373)	$(1,064,900)	$(1,307,635)	$(1,731,698)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.09)	$(0.08)	$(0.16)

WEIGHTED AVERAGE SHARES	15,941,265	11,677,265	15,926,952	10,676,956

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity(Deficit)

BALANCE AT December 31, 2021 (AUDITED)	9,668,369	97	0	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)

Costs of Capital				(1,613,470)			(1,163,918)
Stock Based Compensation				120,581			120,581
Common Stock issued for conversion error	65	-		-			-
Common Stock issued for services	215,000	1		219,899			219,900
Warrants for Services				5,555			5,555
Exercise of options and warrants	8,215	-		23,000			23,000
Common Stock Offering for Cash	1,885,000	19		8,011,231			8,011,250
Common Stock and Pre-Funded Warrant Offering for Cash – August 2022	3,289,474	33		4,999,803			4,999,836
Warrants sold in Over allotment				2,797			2,797
Net Loss		-			(3,345,270)		(3,345,270)
Comprehensive Loss						(77,150)	(77,150)
8 for 1 conversion adjustment	616

BALANCE AT December 31, 2022	15,066,739	$150	0	$52,496,914	$(44,706,671)	$(220,643)	$7,569,750

Exercise of warrants issued August 2022	945,900	9		1,322,876			1,322,885
Common Stock issued for services	28,626	1		37,499			37,500
Joint Venture Non-Controlled Interest							(59,967)

Net Loss		-			(1,307,635)		(1,307,635)
Comprehensive Loss						(21,724)	(21,724)

BALANCE AT June 30, 2023 (UNAUDITED)	16,041,265	$160	0	$53,867,289	$(46,014,306)	$(242,367)	$7,540,809

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2023 AND 2022

	June 30, 2023	June 30, 2022
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,307,635)	$(1,731,698)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	7,191	4,959
Interest Value of Convertible Debt Issued
Stock Option Compensation	-	93,900
Common Stock Issued for Services		167,900
Common Stock Warrants Issued for Interest
(Increase) Decrease in Operating Assets
Accounts Receivable	982,419	371,050
Inventory	217,085	(285,762)
Other Current Assets	136,909	22,220
Other Assets	(8,219)	41,295
Increase (Decrease) in Accounts and Other Payables	823,367	(825,640)
Net Cash Used in Operating Activities	851,117	(2,183,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(439,708)	(1,964)
Net Cash Provided by (Used in) Investing Activities	(439,708)	(1,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(71)	9,596
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(104,046)	160,186
Proceeds from (Payments to) Due to Related Parties	-	-
Proceeds from (Payments to) Long-Term Debt	(256,126)	(78,900)
Philippines Joint Venture Non-Controlled portion	(59,967)
Payments for Deferred Finance Costs	-	-
Common Stock Issued, Net of (Cost of Capital)	1,360,385	6,961,457

Net Cash Provided by Financing Activities	940,175	7,052,339

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(62,372)	(55,079)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,289,212	4,812,180

Cash and Cash Equivalents- Beginning of Period	7,312,095	1,385,275

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,601,307	$6,197,455

See accompanying Notes to Condensed Consolidated Financial Statements.

6

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDING JUNE 30, 2023 AND 2022

	June 30, 2023	June 30, 2022
	(UNAUDITED)	(UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$3,545	$1,013
Income Tax Paid	$18,590	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for services	$-	$167,900

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

Iveda offers many IoT sensors and devices for various applications, such as energy management, smart home, smart building, smart community and patient/elder care. Our gateway and station serve as the main hub for sensors and devices in any given area. They are equipped with high-level communication protocols such as Zigbee, WiFi, Bluetooth, and USB. They connect to the Internet via Ethernet or cellular data network. We provide IoT platforms that enable centralized device management and push digital services on a massive scale. Our smart devices include water sensor, environment sensor, entry sensor, smart plug, siren, body temperature pad, a care wrist watch and tracking devices.

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

Iveda’s Cerebro manages all the components of our smart power technology, including statistics on energy consumption. Cerebro is a software platform designed to integrate multiple unconnected energy, security and safety applications and devices and control them through one comprehensive user interface.

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

In the last few years, smart city has been a hot topic among cities across the globe. With little to no human interaction, technology increases efficiency, expedites decision making, and reduces response time. Dwindling public safety budgets and resources have necessitated this transformation. More and more municipalities are using next-generation technologies to improve the safety and security of its citizens. Our response is our complete suite of IoT technologies, including AI intelligent video search technology, smart sensors, tracking devices, video surveillance systems, and smart power.

Utilus is our smart pole solution, utilizing our Cerebro IoT platform. This completes our digital transformation solution crucial in smart city deployments as well as in large organizations. Iveda leverages infrastructure already available in most modern cities – light poles with power.

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

IvedaCare, launched in November 2022, is a simple, easy to use suite of wireless health and wellness devices intended to help you monitor the health and activities of your loved ones, even when you can’t be there yourself. Our mission is to help ensure your loved one’s safety and independence. Stay connected to your elderly loved ones with our advanced IoT devices for real-time monitoring, fall detection, medication reminders and more. With IvedaCare, you not only can monitor your home and loved ones from afar, but can potentially make life-saving decisions using the app. Cloud-based, wireless sensors collect real-time data shared with the entire family circle within the app. Customers may add a subscription service for Pro Monitoring. If the Trusted Circle is unavailable, our emergency call center will dispatch emergency services quickly.

Historically, we sold and installed video surveillance equipment, primarily for security purposes and secondarily for operational efficiencies and marketing. We also provided video hosting, in-vehicle streaming video, archiving, and real-time remote surveillance services to a variety of businesses and organizations. While we previously only used off-the shelf camera systems from well-known camera brands, we now source our own cameras using manufacturers in Taiwan in order for us to be more flexible in fulfilling our customer needs. We now have the capability to provide IP cameras and NVRs based on customer specifications. We still utilize ONVIF (Open Network Video Interface Forum) cameras, which are a global standard for the interface of IP-based physical security products.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. At December 31, 2022 one customer out of a total of 36 customer accounts receivable accounts was 52% of the total accounts receivable. This specific customer was Chicony Power Technology Co Ltd. One customer (Chunghwa Telecom) represented approximately 95% of total accounts receivable of $492,752 as of December 31, 2022. These customers are longtime customers, and we don’t expect any problem with collectability of these accounts receivable.

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

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2019 to 2021 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2019 to 2021 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	June 30, 2023	December 31, 2022

Accounts Payable	$1,462,316	$360,395
Accrued Expenses	844,648	1,243,027
Deferred Revenue, Customer Deposits, & Taxes Payable	101,706	35,305
Accounts and Other Payables Total	$2,408,670	$1,638,727

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2022 and 2021, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $120,581 and $801,908 of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively and no stock based compensation for the six months ended June 30, 2023.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2023 and December 31, 2022. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	June 30, 2023 (UNAUDITED)
	Net Revenue	Net Assets (Liabilities)
United States	$557,308	$6,336,353
Republic of China (Taiwan)	$4,039,624	$1,204,456

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

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES DEBT - NONE

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	June 30, 2023 (Unaudited)	December 31, 2022

Loan Agreement with Shanghai Bank at 3.06% interest rate per annum due August 2023 and January 2024.	192,746
Loan agreement with HuaNam Bank at 3.43% interest rate per annum due November 2023.	96,373
Loan agreement with Shanghai Bank at 2.94% interest rate per annum due September 2022. Repaid January and March 2023	-	398,409

Balance at end of period	$289,119	$398,409

Long-term debt balances were as follows:

	June 30, 2023 (Unaudited)	December 31, 2022

Loans from Shanghai Bank with interest rates 1.50% - 2.97% per annum due February 2024 – November 2026	-	256,184

Current Portion of Long-term debt	-	(65,408)

Balance at end of period	$-	$190,776

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

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2022 there were 653,125 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792)

As of December 31, 2022 and December 31, 2021, there were 1,014,438 and 907,188 options outstanding, respectively, under all the option plans. For the six months ended June 30, 2023 there were no options granted and 1,250 options cancelled.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the six months ended June 30, 2023 and 2022 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the Six months ended June 30, 2023 and 2022.

	June 30, 2023 (Unaudited)	June 30, 2022 (Unaudited)

Basic EPS
Net Loss	$(1,307,635)	$(1,731,698)
Weighted Average Shares	15,926,952	10,676,956
Basic Loss Per Share	$(0.08)	$(0.16)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Siemens, Chicony Power Technology, Chung-Hsin Electric and Machinery Manufacturing Corp, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of June 30, 2023 is $297,424.

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

Results of Operations for the Three and Six Months Ended June 30, 2023 Compared with the Three and Six Months Ended June 30, 2022

Net Revenue

We recorded net consolidated revenue of $2.39 million for the three months ended June 30, 2023, compared with $0.65 million for the three months ended June 30, 2022, an increase of ($1.74 million, or 267%. For the three months ended June 30, 2023, our service revenue was $0.08 million, or 3% of net revenue, and our equipment sales and installation revenue was $2.32 million, or 97% of net revenue. For the three months ended June 30, 2022, our service revenue was $.06 million, or 9% of consolidated net revenue, and our equipment sales and installation revenue was $.59 million, or 91% of net revenue. The increase in total revenue in 2023 compared with the same period in 2022 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts awarded and started during 2022 and additional government agency contracts.

We recorded net consolidated revenue of $4.60 million for the six months ended June 30, 2023, compared with $0.88 million for the six months ended June 30, 2022, an increase of $3.71 million, or 421%. For the six months ended June 30, 2023, our service revenue was $0.28 million, or 6% of net revenue, and our equipment sales and installation revenue was $4.32, or 94% of net revenue. In fiscal 2022, our service revenue was $0.10, or 12% of consolidated net revenue, and our equipment sales and installation revenue was $0.78, or 88% of net revenue. The increase in total revenue in 2023 compared with the same period in 2022 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts awarded and started during 2022 and additional government agency contracts.

Cost of Revenue

Total cost of revenue was $2.11 million (88% of revenue; gross margin of 12%) for the three months ended June 30, 2023, compared with $0.46 million (71% of revenue; 29% gross margin) for the three months ended June 30, 2022, an increase of ($1.65 million), or (356%). The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The decrease in overall gross margin was primarily attributed to the more indicative and standard margin of Iveda Taiwan revenue as a result of additional lower margin, larger long-term contracts awarded and started during 2022.

Total cost of revenue was $3.83 million (83% of revenue; gross margin of 17%) for the six months ended June 30, 2023, compared with $0.55 million (63% of revenue; 37% gross margin) for the six months ended June 30, 2022, an increase of $3.28 million, or 593%. The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The decrease in overall gross margin was primarily attributed to the more indicative and standard margin of Iveda Taiwan revenue as a result of additional lower margin, larger long-term contracts awarded and started during 2022.

Operating Expenses

Operating expenses were $1.1 million for the three months ended June 30, 2023, compared with $1.2 million for the three months ended June 30, 2022, a decrease of $0.15 million, or 12%. This net decrease in operating expenses in 2023 compared with 2022 is due primarily related to a stabilization in personnel in the US based administrative, sales and technical support personnel for IvedaAI and reduced travel during the three months ended June 30, 2023.

Operating expenses were $2.1 million for the six months ended June 30, 2023, compared with $2.0 million for the six months ended June 30, 2022, an increase of $0.1 million, or 5%. This minimal net increase in operating expenses in 2023 compared with 2022 is due primarily related to a stabilization in personnel in the US based administrative, sales and technical support personnel for IvedaAI and increased investor and public relations for the six months ended June 30, 2023.

Loss from Operations

Loss from operations decreased to $0.82 million for the three months ended June 30, 2023, compared with $1.06 million for the three months ended June 30, 2022, a decrease of $0.24 million, or 22%. A majority of the decrease in loss from operations was primarily due to increased net revenues.

Loss from operations decreased to $1.4 million for the six months ended June 30, 2023, compared with $1.7 million for the six months ended June 30, 2022, a decrease of $0.34 million, or 20%. A majority of the decrease in loss from operations was primarily due to increased net revenues.

Other Expense-Net

Other income (expense)-net was approximately $2,800 of net other income for the three months ended June 30, 2023, compared with ($6,800) of net other expense for the three months ended June 30, 2022, an increase of $9,600 of net other income. The majority of the increase in other income for 2023 was interest income from cash in the bank.

Other income (expense)-net was approximately $22,000 for the six months ended June 30, 2023, compared with ($18,000) for the six months ended June 30, 2022, an increase of $41,000 other income. The majority of the increase in other income for 2023 was interest income from cash in the bank.

Philippines Joint Venture (JV)

We consolidate the financial statements of the JV and recorded approximately $60,000 of offset related to the non-controlled portion of the JV loss for the three and six months ended June 30, 2023.

Net Loss

Net loss was $0.76 million for the three months ended June 30, 2023, compared with $1.06 million for the three months ended June 30, 2022. The decrease of $0.31 million, or 29%, in net loss was primarily the result of increased net revenues in Iveda Taiwan.

Net loss was $1.3 million for the six months ended June 30, 2023, compared with $1.7 million for the six months ended June 30, 2022. The decrease of $0.36 million, or 21%, in net loss was primarily the result of increased net revenues in Iveda Taiwan.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $8.6 million compared to $7.3 million as of December 31, 2022. This increase in our cash and cash equivalents for the six months ended June 30, 2023 is related to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 Million offset by of the operating losses during the six months ended June 30, 2023. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash provided in operating activities during the six months ended June 30, 2023 was $0.85 million compared to ($2.18) million net cash used during the six months ended June 30, 2022. Net cash provided in operating activities for the six months ended June 30, 2023 consisted primarily of the $0.93 million net collection of accounts receivable and an increase of $0.82 of accounts and other payables offset by net loss of ($1.3) million. Other factors for the six months ended June 30, 2023 included $0.21 cash provided from the reduction of inventory. Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of the ($1.7) million net loss including $0.26 million of non-cash charges (primarily stock option compensation and stock for services). An increase in inventory used $0.29 and a decrease by $0.83 million in additional accounts and other payables offset by a decrease of $0.37 million in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2023 was $0.44 million consisting primarily of the development of additional IvedaAI platforms. Net cash used by investing activities during the six months ended June 30, 2022 was $1,964.

Net cash provided by financing activities for the six months ended June 30, 2023 was $.94 million compared with $7.0 million provided during the six months ended June 30, 2022. This increase in our cash and cash equivalents for the six months ended June 30, 2023 is related primarily to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 million offset by $0.36 million payments against short and long term loans in Taiwan during the six months ended June 30, 2023. Net cash provided by financing activities in 2022 of $7.0 million is primarily a result of the proceeds from the stock offering that closed April 2022.

We have experienced significant operating losses since our inception. At June 30, 2023, we had approximately $32 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2022 or 2021. We also had approximately $5.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the six months ended June 30, 2023 and year ended December 31, 2022. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the six months ended June 30, 2023 and year ended December 31, 2022. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Set forth below are the sales of all securities by the Company during the quarter ended June 30, 2023, which were not registered under the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

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

IVEDA SOLUTIONS, INC.

Date: August 14, 2023	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

