Form 10-Q
period 2023-09-30
Iveda Solutions, Inc.
filed 2023-11-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market. LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market. LLC

Class	Outstanding as of November 1, 2023
Common Stock, $0.00001 par value per share	16,069,891

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,565,074	$7,312,095
Restricted Cash	122,951	129,527
Accounts Receivable, Net	439,430	1,222,690
Inventory, Net	487,747	526,470
Other Current Assets	324,291	371,990
Total Current Assets	6,939,493	9,562,772

PROPERTY AND EQUIPMENT, NET	651,931	32,911

OTHER ASSETS
Other Assets	427,049	267,387
Total Other Assets	427,049	267,387

Total Assets	$8,018,473	$9,863,070

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,161,569	$1,638,727
Due to Related Parties		-
Short Term Debt	176,885	398,409
Current Portion of Long-Term Debt	-	65,408
Total Current Liabilities	1,338,454	2,102,544

LONG-TERM DEBT	-	190,776

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively		-

Common Stock, $0.00001 par value; 100,000,000 shares authorized; 16,069,891 and 15,066,739 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	161	150
Additional Paid-In Capital	53,881,334	52,496,914
Joint Venture Non-Controlled Portion	(83,489)	-
Accumulated Comprehensive Loss	(274,862)	(220,643)
Accumulated Deficit	(46,843,124)	(44,706,671)
Total Stockholders’ Equity (Deficit)	6,680,020	7,569,750

Total Liabilities and Stockholders’ Equity	$8,018,473	$9,863,070

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months ended September 30, 2023	For the Three Months ended September 30, 2022	For the Nine Months ended September 30, 2023	For the Nine Months ended September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Equipment Sales	$785,065	$1,362,367	$5,105,280	$2,142,741
Service Revenue	87,697	104,832	364,413	206,727
Other Revenue	-	-	-	-
TOTAL REVENUE	872,762	1,467,199	5,469,693	2,349,468

COST OF REVENUE	731,062	1,112,770	4,560,171	1,665,596

GROSS PROFIT	141,700	354,129	909,522	683,872

OPERATING EXPENSES
General & Administrative	1,048,549	1,031,715	3,187,581	3,070,962
Total Operating Expenses	1,048,549	1,031,715	3,187,581	3,070,962

LOSS FROM OPERATIONS	(906,849)	(677,286)	(2,278,058)	(2,387,090)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	248	258	(22,110)	425
Interest Income	56,361	25,510	104,460	32,819
Interest Expense	(2,376)	(15,175)	(5,921)	(41,487)

Total Other Income (Expense)	54,233	10,593	76,429	(8,243)

Joint Venture Non-Controlled Interest	23,522		83,489

LOSS BEFORE INCOME TAXES	(829,024)	(666,693)	(2,118,140)	(2,395,333)

BENEFIT (PROVISION) FOR INCOME TAXES	206	60	(18,384)	(2,998)

NET LOSS	$(828,818)	$(666,633)	$(2,136,453)	$(2,398,331)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.04)	$(0.13)	$(0.20)

WEIGHTED AVERAGE SHARES	15,989,891	14,966,739	15,941,265	12,106,884

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity(Deficit)

BALANCE AT December 31, 2021 (AUDITED)	9,668,369	97	0	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)

Costs of Capital				(1,613,470)			(1,163,918)
Stock Based Compensation				120,581			120,581
Common Stock issued for conversion error	65	-		-			-
Common Stock issued for services	215,000	1		219,899			219,900
Warrants for Services				5,555			5,555
Exercise of options and warrants	8,215	-		23,000			23,000
Common Stock Offering for Cash	1,885,000	19		8,011,231			8,011,250
Common Stock and Pre-Funded Warrant Offering for Cash – August 2022	3,289,474	33		4,999,803			4,999,836
Warrants sold in Over allotment				2,797			2,797
Net Loss		-			(3,345,270)		(3,345,270)
Comprehensive Loss						(77,150)	(77,150)
8 for 1 conversion adjustment	616

BALANCE AT December 31, 2022	15,066,739	$150	0	$52,496,914	$(44,706,671)	$(220,643)	$7,569,750

Exercise of warrants issued August 2022	945,900	9		1,322,876			1,322,885
Common Stock issued for services	57,252	2		61,544			61,546
Joint Venture Non-Controlled Interest							(83,489)

Net Loss		-			(2,136,453)		(2,136,453)
Comprehensive Loss						(54,219)	(54,219)

BALANCE AT September 30, 2023 (UNAUDITED)	16,069,891	$161	0	$53,881,334	$(46,843,124)	$(274,862)	$6,680,020

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2023 AND 2022

	September 30, 2023	September 30, 2022
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,136,453)	$(2,398,331)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	18,313	13,136
Interest Value of Convertible Debt Issued
Stock Option Compensation	-	93,900
Common Stock Issued for Services		167,900
Common Stock Warrants Issued for Services		5,555
(Increase) Decrease in Operating Assets
Accounts Receivable	757,305	(143,602)
Inventory	17,362	(373,852)
Other Current Assets	37,350	114,587
Other Assets	(180,681)	37,681
Increase (Decrease) in Accounts and Other Payables	(378,538)	(813,152)
Net Cash Used in Operating Activities	(1,865,342)	(3,296,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(638,046)	(5,184)
Net Cash Provided by (Used in) Investing Activities	(638,046)	(5,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(70)	18,345
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(209,564)	1.179.384
Proceeds from (Payments to) Due to Related Parties	-	-
Proceeds from (Payments to) Long-Term Debt	(253,285)	(122,191)
Philippines Joint Venture Non-Controlled portion	(83,489)
Payments for Deferred Finance Costs	-	-
Common Stock Issued, Net of (Cost of Capital)	1,384,431	11,511,687

Net Cash Provided by Financing Activities	838,023	12,587,225

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(81,656)	(115,405)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,747,021)	9,170,458

Cash and Cash Equivalents- Beginning of Period	7,312,095	1,385,275

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,565,074	$10,555,733

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2023 AND 2022

	September 30, 2023	September 30, 2022
	(UNAUDITED)	(UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$3,545	$56,038
Income Tax Paid	$18,590	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for services	$-	$167,900
Warrants issued for services	$-	$5,555

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Iveda has been offering real-time IP video surveillance technologies to our customers since 2005. While we still offer video surveillance technologies, our core product line has evolved to include AI intelligent video search technology that provides true intelligence to any video surveillance system and IoT (Internet of Things) devices and platforms. Iveda also offers smart utility, smart sensors, gateways and trackers. Our evolution is in response to digital transformation demands from many cities and organizations across the globe. Our IvedaAI™ intelligent video search technology adds critical intelligence to normally passive video surveillance systems. IvedaAI provides AI functions to any IP camera and most popular network video recorders (NVR) and video management systems (VMS). IvedaAI comes with an appliance or server, preconfigured with multiple AI functions based on the end user requirements.

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

Iveda’s Cerebro is a software technology platform that integrates a multitude of disparate systems for central access and management of applications, subsystems, and devices throughout an entire environment. It is system agnostic and will support cross-platform interoperability. Cerebro’s roadmap includes a dashboard for all of Iveda’s platforms for central management of all devices. It provides remote access to a Dashboard for a single user interface, providing convenient anywhere, anytime access and analysis of relevant information in a timely manner for managing an entire organization or city. Cerebro links city systems and subsystems inseparably to each other. This integration and unification of all subsystems enable acquisition and analysis of all information on one central entity allowing comprehensive, effective and overall management and protection of a city.

IvedaSPS is our smart power solution, utilizing our Cerebro IoT platform. This completes our digital transformation solution crucial in smart city deployments as well as in large organizations. We offer smart power technology for office buildings, schools, shopping centers, hotels, hospitals, and smart city projects. This product includes smart power, water meter, smart lighting controls systems, and smart payment system.

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

Utilus is our smart pole solution, utilizing our Cerebro IoT platform. This completes our digital transformation solution crucial in smart city deployments as well as in large organizations. Iveda leverages infrastructure already available in most modern cities – Light poles with power We equip existing poles with Utilus. Utilus consists of power and Internet, establishing a communication network for access and management of sensors and devices that the city requires to keep its citizens safe and secure and to effectively manage utility consumption. Our smart pole offering is also ideal for:

●	Government or large-scale city deployments
●	Supporting and Improving City Services
●	Reducing Emergency Response Times
●	Crime& Hazard Protection
●	Monitoring and Improving Air Quality
●	Sound Detection
●	Traffic Monitoring and Mobility as a Service
●	Data Analytics and Monetization Opportunities

vumastAR is an AI vision software that uses video taken on IP cameras, AR glasses, Androids, and tablets to analyze and process data in real-time. vumastAR is fully customizable to the user's needs, with one short video the AI can be trained in as little as two hours. Deployable in multiple industries for uses such as:

●	Quality and Maintenance Exams: vumastAR has the power to assist with critical measuring of carcinogenic chemical compound levels, electrical wiring, and welding inspections.
●	Factory and Line Work: Fast and accurate machine recognition enables itemized counting, inventory audits, and assembly kitting.
●	Pharma: Accurately identify and quantify medication, greatly reducing the manual labor of counting pills while eliminating human error.
●	Supply Chain: Detect defects and anomalies for improved accuracy, increasing the bottom line by actively reducing lost revenue incurred from manual mistakes.
●	Manufacturing: Digitalize meter and gauge reading and monitoring, as well as part number identification, with the ability to turn analog information into digital data
●	Transportation: Enhance safety and security for operations including loading and unloading tanker trucks, protecting both personnel and products/equipment.
●	Retail: Ensure correct item identification and organization, providing increased accuracy for retail checkout and product categorization, ultimately impacting revenue streams.

vumastAR is sold as a license per device with a monthly subscription requirement for cloud access to trained AI models.

IvedaXpress is a system that enables users to use pre-existing IP cameras and apply AI analytics without the need for large servers or a dedicated IT department. Designed to be plug-and-play IvedaXpress provides a hassle free set up process with no maintenance required for hardware. Each IP camera is hosted from a local computer or smartphone for live viewing and playback. Video may be stored on that local computer or stored remotely using free storage from Amazon or Dropbox.

Iveda Smart UVC is a Commercial-grade, AI-driven Ultraviolet Germicidal Irradiation (UVGI). Iveda Smart UVC adds UV lights to standard HVAC vents for quick, easy, and inexpensive deployment to homes and commercial buildings. Leveraging the existing air circulation system, Iveda Smart UVC vents disinfect the air by irradiating UV light on the passing air. Eliminating the need to manually disinfect offices, meeting rooms, and other workspaces. Iveda Smart UVC can be Integrated with Iveda SPS (smart power management) and sensors to efficiently and effectively operate the light source upon detected movement.

Iveda Smart Drone is a cloud-based Unmanned Aerial Vehicle drone equipped with Iveda’s Sentir Video Surveillance System and IvedaAI Intelligent Video Search Technology.

Features

●	Fully Autonomous- Scheduled autonomous take-off, flight mission execution, monitoring, landing and recharging
●	Intelligent Computing- Live video streaming, real-time object recognition and tracking
●	Safety Design- Weather resistant industrial grade systems

Iveda’s Helicopter Drone, gasoline-powered multi-purpose Helicopter Drone is a highly advanced aircraft known for its long flight time, impressive payload capacity, and exceptional performance. Engineered with three half-symmetrical blades and a strong carbon structure, it ensures optimal efficiency. Our company’s 100cc 4-stroke gasoline engine powers this helicopter. With a spacious area between the skids and body, users can easily mount various payloads, while the integration of a fully automatic flight control system enhances its agility and functionality. Offering extended flight duration is a versatile and reliable choice for diverse applications.

Key Features of Our Helicopter Control System:

●	Control via Ground Station or Remote Control
●	Pre-Planned Flight Routes, Including Takeoff, Landing, and Autonomous Navigation
●	Instantaneous Display of Flight Information
●	Comprehensive Flight Data Recording and Playback
●	Intuitive Ground Station Interface with Joystick Control
●	Gimbal Station for Adjustable Gimbal Angle and Direction
●	Emergency Landing Functionality for Added Safety

The Smart Utility Cabinet gives end users a convenient tool to monitor their daily energy consumption, to pinpoint electrical leaks, and to prevent power line overload and potential fire. It utilizes IoT sensors to detect abnormalities in consumption, temperature and tampering. Iveda Smart Utility Cabinet has an internal environment control design, housed in a durable industrial-grade cabinet. It includes a smart edge computing gateway with multi-RF communication protocols such as 4G, Z-Wave and WiFi and tampering sensor for unauthorized access. Smart water meter and gas meter may be added to the Cabinet.

Vemo Body Camera streams live video, using 4G, to headquarters and doubles as a walkie talkie with a push-to-talk feature. With its multi-mode audio, it can also be used for broadcasting and hands-free audio conferencing for group talk. Vemo has WiFi capability which is ideal for city-wide deployments. Vemo transmits live streaming video instantaneously to the cloud without additional software or hardware. Vemo’s cloud management platform can centrally manage an unlimited number of devices and video can be accessed on a PC, Android and iOS client. Moreover, Vemo can stream directly into the IvedaAI platform for real-time video analytics to search for faces, objects or license plates in real time.

IvedaCare, launched in November 2022, is a simple, easy to use suite of wireless health and wellness devices intended to help you monitor the health and activities of your loved ones, even when you can’t be there yourself. Our mission is to help ensure your loved one’s safety and independence. Stay connected to your elderly loved ones with our advanced IoT devices for real-time monitoring, fall detection, medication reminders and more. With IvedaCare, you not only can monitor your home and loved ones from afar but can potentially make life-saving decisions using the app. Cloud-based, wireless sensors collect real-time data shared with the entire family circle within the app. Customers may add a subscription service for Pro Monitoring. If the Trusted Circle is unavailable, our emergency call center will dispatch emergency services quickly.

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

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2022, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2022.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2020 to 2022 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2020 to 2022 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	September 30, 2023	December 31, 2022

Accounts Payable	$466,099	$360,395
Accrued Expenses	666,262	1,243,027
Deferred Revenue, Customer Deposits, & Taxes Payable	29,209	35,305
Accounts and Other Payables Total	$1,161,569	$1,638,727

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2022 and 2021, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $120,581 and $801,908 of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively and no stock based compensation for the nine months ended September 30, 2023.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2023 and December 31, 2022. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	September 30, 2023 (UNAUDITED)
	Net Revenue	Net Assets (Liabilities)
United States	$799,356	$5,605,152
Republic of China (Taiwan)	$4,670,338	$1,074,867

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

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES DEBT - NONE

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	September 30, 2023 (Unaudited)	December 31, 2022

Loan Agreement with Shanghai Bank at 3.06% interest rate per annum due August 2023 and January 2024.	124,108
Loan agreement with HuaNam Bank at 3.43% interest rate per annum due November 2023.	52,777
Loan agreement with Shanghai Bank at 2.94% interest rate per annum due September 2022. Repaid January and March 2023	-	398,409

Balance at end of period	$176,885	$398,409

Long-term debt balances were as follows:

	September 30, 2023 (Unaudited)	December 31, 2022

Loans from Shanghai Bank with interest rates 1.50% - 2.97% per annum due February 2024 – November 2026	-	256,184

Current Portion of Long-term debt	-	(65,408)

Balance at end of period	$-	$190,776

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

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2022 there were 653,125 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792)

As of December 31, 2022 and December 31, 2021, there were 1,014,438 and 907,188 options outstanding, respectively, under all the option plans. For the nine months ended September 30, 2023 there were 2,500 options granted and 10,625 options cancelled.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the nine months ended September 30, 2023 and 2022 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the Nine months ended September 30, 2023 and 2022.

	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)

Basic EPS
Net Loss	$(2,136,453)	$(2,398,331)
Weighted Average Shares	15,941,265	12,106,884
Basic Loss Per Share	$(0.13)	$(0.20)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Siemens, Chicony Power Technology, Shihlin Electric & Engineering Corporation and Chung-Hsin Electric & Machinery Manufacturing Corp, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of September 30, 2023 is $304,854.

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

Results of Operations for the Three and Nine months Ended September 30, 2023 Compared with the Three and Nine months Ended September 30, 2022

Net Revenue

We recorded net consolidated revenue of $0.87 million for the three months ended September 30, 2023, compared with $1.47 million for the three months ended September 30, 2022, a decrease of ($0.59) million, or (41%). For the three months ended September 30, 2023, our service revenue was $0.09 million, or 10% of net revenue, and our equipment sales and installation revenue was $0.78 million, or 90% of net revenue. For the three months ended September 30, 2022, our service revenue was $.10 million, or 7% of consolidated net revenue, and our equipment sales and installation revenue was $1.36 million, or 93% of net revenue. The decrease in total revenue in 2023 compared with the same period in 2022 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts awarded and started during 2022 and additional government agency contracts.

We recorded net consolidated revenue of $5.47 million for the nine months ended September 30, 2023, compared with $2.35 million for the nine months ended September 30, 2022, an increase of $3.12 million, or 133%. For the nine months ended September 30, 2023, our service revenue was $0.36 million, or 7% of net revenue, and our equipment sales and installation revenue was $5.11 million, or 93% of net revenue. In fiscal 2022, our service revenue was $0.21 million, or 9% of consolidated net revenue, and our equipment sales and installation revenue was $2.14 million, or 91% of net revenue. The increase in total revenue in 2023 compared with the same period in 2022 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts awarded and started during 2022 and additional government agency contracts.

Cost of Revenue

Total cost of revenue was $0.73 million (84% of revenue; gross margin of 16%) for the three months ended September 30, 2023, compared with $1.11 million (76% of revenue; 24% gross margin) for the three months ended September 30, 2022, a decrease of ($0.38 million), or (34%). The decrease in cost of revenue was primarily driven by decreased Iveda Taiwan revenue. The decrease in overall gross margin was primarily attributed to the more indicative and standard margin of Iveda Taiwan revenue as a result of additional lower margin, larger long-term contracts awarded and started during 2022.

Total cost of revenue was $4.56 million (83% of revenue; gross margin of 17%) for the nine months ended September 30, 2023, compared with $1.67 million (71% of revenue; 29% gross margin) for the nine months ended September 30, 2022, an increase of $2.89 million, or 174%. The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The decrease in overall gross margin was primarily attributed to the more indicative and standard margin of Iveda Taiwan revenue as a result of additional lower margin, larger long-term contracts awarded and started during 2022.

Operating Expenses

Operating expenses were $1.05 million for the three months ended September 30, 2023, compared with $1.03 million for the three months ended September 30, 2022, a decrease of ($0.02) million, or (2%). This net decrease in operating expenses in 2023 compared with 2022 is due primarily related to a stabilization in personnel in the US based administrative, sales and technical support personnel for IvedaAI and reduced travel during the three months ended September 30, 2023.

Operating expenses were $3.19 million for the nine months ended September 30, 2023, compared with $3.07 million for the nine months ended September 30, 2022, an increase of $0.12 million, or 4%. This minimal net increase in operating expenses in 2023 compared with 2022 is due primarily related to a stabilization in personnel in the US based administrative, sales and technical support personnel for IvedaAI and increased investor and public relations for the nine months ended September 30, 2023.

Loss from Operations

Loss from operations increased to $0.9 million for the three months ended September 30, 2023, compared with $0.7 million for the three months ended September 30, 2022, an increase of $0.2 million, or 34%. A majority of the increase in loss from operations was primarily due to decreased net revenues and gross profit.

Loss from operations decreased to $2.3 million for the nine months ended September 30, 2023, compared with $2.4 million for the nine months ended September 30, 2022, a decrease of ($0.1) million, or (5%). A majority of the decrease in loss from operations was primarily due to increased net revenues and gross profits.

Other Expense-Net

Other income (expense)-net was approximately $54,000 of net other income for the three months ended September 30, 2023, compared with $11,000 of net other income for the three months ended September 30, 2022, an increase of $44,000 of net other income. The majority of the increase in other income for 2023 was interest income from cash in the bank.

Other income (expense)-net was approximately $76,000 income for the nine months ended September 30, 2023, compared with ($8,000) expense for the nine months ended September 30, 2022, a net increase of $84,000 other income. The majority of the increase in other income for 2023 was interest income from cash in the bank.

Philippines Joint Venture (JV)

We consolidate the financial statements of the JV and recorded approximately $24,000 of offset related to the non-controlled portion of the JV loss for the three months ended September 30, 2023 and $83,000 nine months ended September 30, 2023.

Net Loss

Net loss was $0.83 million for the three months ended September 30, 2023, compared with $0.67 million for the three months ended September 30, 2022. The increase of $0.16 million, or 24%, in net loss was primarily the result of decreased net revenues in Iveda Taiwan.

Net loss was $2.1 million for the nine months ended September 30, 2023, compared with $2.4 million for the nine months ended September 30, 2022. The decrease of $0.3 million, or 11%, in net loss was primarily the result of increased net revenues in Iveda Taiwan.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $5.6 million compared to $7.3 million as of December 31, 2022. This decrease in our cash and cash equivalents for the nine months ended September 30, 2023 is related to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 Million offset by of the operating losses during the nine months ended September 30, 2023. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the nine months ended September 30, 2023 was ($1.9) million compared to ($3.3) million net cash used during the nine months ended September 30, 2022. Net cash provided by operating activities for the nine months ended September 30, 2023 consisted primarily of the $0.76 million increase of accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2023 were primarily the ($2.1) million net loss and a decrease of ($0.38) million of accounts and other payables. Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of the ($2.4) million net loss offset by $0.26 million of non-cash charges (primarily stock option compensation and stock for services) and an increase in inventory of $0.37 million and a decrease by $0.81 million in additional accounts and other payables were the additional net cash used in operating activities.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.64 million consisting primarily of the development of additional IvedaAI platforms. Net cash used by investing activities during the nine months ended September 30, 2022 was $5,184.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $.84 million compared with $12.6 million provided during the nine months ended September 30, 2022. This increase in our cash and cash equivalents for the nine months ended September 30, 2023 is related primarily to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 million offset by $0.46 million payments against short and long term loans in Taiwan during the nine months ended September 30, 2023. Net cash provided by financing activities in 2022 of $7.0 million is primarily a result of the proceeds from the stock offering that closed April 2022 and 5.0 million a result of the proceeds from the stock offering that closed August 2022.

We have experienced significant operating losses since our inception. At September 30, 2023, we had approximately $32 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2022 or 2021. We also had approximately $5.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the nine months ended September 30, 2023 and year ended December 31, 2022. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the nine months ended September 30, 2023 and year ended December 31, 2022. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Changes in Internal Control over Financial Reporting

In December 2013, we hired Robert J. Brilon as Chief Financial Officer, who has experience in SEC reporting and disclosures. We have plans for hiring additional financial personnel and implementing additional controls and processes involving both of our financial personnel in order to ensure all transactions are accounted for and disclosed in an accurate and timely manner. There have not been any other changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 3, 2023, the Company issued an aggregate of 292,500 Options to Purchase Stock to its executive officers and members of its board of directors pursuant to the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”).

The stock options were issued in reliance on the exemption from registration under the Securities Act provided in Section 4(a)(2) thereof and applicable state law registration exemptions. The underlying shares of common stock were registered pursuant to an effective Form S-8 Registration Statement filed with the Commission on October 7, 2022.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On November 3, 2023, the Company issued an aggregate of 292,500 Options to Purchase Stock to its executive officers and members of its board of directors pursuant to the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”).

The stock options were issued in reliance on the exemption from registration under the Securities Act provided in Section 4(a)(2) thereof and applicable state law registration exemptions. The underlying shares of common stock were registered pursuant to an effective Form S-8 Registration Statement filed with the Commission on October 7, 2022.

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

IVEDA SOLUTIONS, INC.

Date: November 14, 2023	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

