Form 10-K
period 2023-12-31
Iveda Solutions, Inc.
filed 2024-04-01
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $9,500,000 as of the last business day of the registrant’s most recently completed fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2024, there were outstanding 16,169,891 shares of the registrant’s common stock, par value $0.00001 per share.

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

In 2014, we changed our business model from direct project-based sales to licensing our platform and selling IoT hardware to service providers such as telecommunications companies, integrators, and other technology resellers already providing services to an existing customer base. Partnering with service providers that have an existing loyal customer base allows us to focus on servicing just a handful of our partners and concentrating on our technology offering. Service providers leverage their end-user infrastructure to sell, bill, and provide customer service for Iveda’s product offering. This business model provides dual revenue streams – one from hardware sales and the other from monthly licensing fees.

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

Technology / Products

Iveda offers AI intelligent video search, smart utility, smart sensors, gateways, and trackers, and IoT platforms (Products).

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

We also offer smart power technology for office buildings, schools, shopping centers, hotels, hospitals, and smart city projects. Our smart power hardware is equipped with an RS485 communication interface allowing the meters to be connected to various third-party SCADA (supervisory control and data acquisition) software for monitoring and control purposes. This line of product includes smart power, water meter, smart lighting controls systems, and smart payment system.

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

vumastAR is an AI vision software that uses video taken on IP cameras, AR glasses, Androids, and tablets to analyze and process data in real-time. vumastAR is fully customizable to the user’s needs, with one short video the AI can be trained in as little as two hours. Deployable in multiple industries for uses such as:

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

Iveda’s Smart Drones are flown to perform certain functions from an aerial view without the need for a pilot onboard. Smart Drones utilize AI-based software for autonomous operation and navigation from taking off, returning to base, carrying out mission-critical tasks or simply doing an aerial patrol, without the need of human intervention. Unlike typical drones, Iveda Smart Drones are cloud-based and can be part of a network of drones for central management. They are equipped with Iveda’s Sentir Video Surveillance System and IvedaAI Intelligent Video Search Technology.

Iveda Smart Drone product offering is robust and expansive for a multitude of industrial, commercial, and military applications.

Key Features of Iveda’s Smart Drone:

Fully Autonomous

Scheduled autonomous take-off, flight mission execution, monitoring, landing and recharging

Easy operation and 24-7 flight mission

Intelligent Computing

Live video streaming - real-time object recognition and tracking

Onboard (edged) AI and data analysis

Safety Design

Multiply redundant and fail-safe systems

Weather resistant industrial grade systems (IP54)

Designed and made in Taiwan (MIT)

Skywatch

Planning and editing real-time/timed missions

User/Group permission control & flight data management

Failsafe alarm and FPV gimbal control

Insight

Automated orthorectified service of imagery (2D/3D)

AI technology for inspecting natural disaster, vehicle & pedestrian tracking, and energy facilities inspection.

Visualizing geographic data and analysis report

●	Propellers: 8 (multiply redundant)
●	Diagonal Footprint: 29.76″ / 756 mm
●	Weight: 14.1lbs / 6.4 Kg
●	Hover time: 30 mins
●	Wind tolerance: Beaufort scale – 6
●	IP rating: IP54
●	Camera sensor: Dual RGB, IR/thermal
●	Network: 5G/4G LTE and 2.4G Wi-Fi

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

Vemo Body Camera streams live video, using 4G, to headquarters and doubles as a walkie talkie with a push-to-talk feature. With its multi-mode audio, it can also be used for broadcasting and hands-free audio conferencing for group talk. Vemo has WiFi capability which is ideal for city-wide deployments. Vemo transmits live streaming video instantaneously to the cloud without additional software or hardware. Vemo’s cloud management platform can centrally manage an unlimited number of devices and video can be accessed on a PC, Android, and iOS client. Moreover, Vemo can stream directly into the IvedaAI platform for real-time video analytics to search for faces, objects or license plates in real time.

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

Here is a sample list of our historical and present customers and partners:

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

Industry Overview

Iveda is in AI space providing critical intelligence to video surveillance systems and IoT space providing digital transformation solutions to cities around the world. Both industry segments are projected to grow significantly. According to International Data Corporation (IDC) Worldwide Artificial Intelligence Spending Guide, global spending on AI is forecast to double over the next four years from USD 50.1 billion in 2020 to more than USD 110 billion in 2024. Spending on AI systems will accelerate over the next several years as organizations deploy artificial intelligence as part of their digital transformation efforts and to remain competitive in the digital economy.

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

Employees

As of December 31, 2023, we had 7 full-time employees in the United States and 25 full-time employees in Taiwan. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical, and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

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

Available Information

Our principal executive offices are located at 1744 Val Vista, Suite 213, Mesa, Arizona 85204 and our telephone number is (480) 307-8700. Iveda Taiwan’s headquarters is located at 2F,-15, No. 14, Lane 609, Sec. 5, Chongxin Rd., Sanchong Dist., New Taipei City 241, Taiwan (R.O.C.). We have two website addresses: www.iveda.com and www.mega-sys.com. The information contained on our websites does not constitute a part of this Annual Report on Form 10-K.

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

Risks Related to Our Company and Business

We Have Incurred Significant Net Losses Since Our Inception And May Not Be Able To Achieve Or Maintain Profitability On An Annual Basis In The Future.

We have incurred significant net losses since our inception. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $3.2 million and $3.3 million, respectively, and had accumulated losses of approximately $47 million through December 31, 2023. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. The expected growth due to the recent change in our revenue model may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

We Depend On Certain Key Personnel.

Our future success is dependent on the efforts of key management personnel, particularly David Ly, our Chairman and Chief Executive Officer, Robert J. Brilon, our Chief Financial Officer, and Gregory Omi, our Chief Technology Officer, each of whom is employed by us at will. Mr. Ly’s relationships within our industry are vital to our continued operations, and if Mr. Ly were no longer actively involved with us, we would likely be unable to continue our operations. The loss of one or more of our other key employees could also have a material adverse effect on our business, financial condition, and results of operations.

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

A Relatively Small Number Of Key Customers Account For A Significant Portion Of Our Revenue.

Historically, a significant portion of our revenue has come from a limited number of key customers. Revenue from two customers out of 65 total customers represented approximately 48% of total revenue for the year ended December 31, 2023. These specific customers were 1) YOU MING HUEI CO. LTD with 25%, 2) Chicony Power Technology Co Ltd with 23%, (both Taiwan companies). Revenue from two customers out of 42 total customers represented approximately 52% of total revenue for the year ended December 31, 2022. These specific customers were 1) Chunghwa Telecom with 21%, 2) Chicony Power Technology Co Ltd with 31%, (both Taiwan companies). Total number of customers were 65 and 42, for the years ended December 31, 2023 and 2022, respectively. 50% of the total accounts receivable at December 31, 2023 was from one customer out of a total of 24 customer accounts receivable accounts. This specific customer was Chunghwa Telecom. Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

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

Payment terms for our U.S.-based segment require prepayment for our Products before they are shipped. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our Products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Iveda Taiwan provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. We have set up no doubtful accounts receivable allowances for our Taiwan-based and U.S.-based segments, respectively, as of the years ended December 31, 2023 and 2022. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers.

We Rely On Iveda Taiwan, Our Taiwan Subsidiary, For A Significant Portion Of Our Revenue.

We rely on Iveda Taiwan, our Taiwan subsidiary, for a significant portion of our revenue. For the years ended December 31, 2023 and 2022, Iveda Taiwan’s operations accounted for 87% and 79% of our total revenue, respectively. If Iveda Taiwan experiences a decline in customer demand for its services, an increase in supplier pricing, currency fluctuations, or general economic or governmental instability, our business, financial condition, and results of operations may be materially and adversely affected.

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

We Depend On Third Party Manufacturers and Suppliers For The Products We Sell.

We have relationships with a number of third-party manufacturers and suppliers that provide all of the hardware components of our Products. We have direct relationships with camera manufacturers in Taiwan for camera systems. Risks associated with our dependence upon third-party manufacturers include the following: (i) reduced control over delivery schedules; (ii) lack of control over quality assurance; (iii) poor manufacturing yields and high costs; (iv) potential lack of adequate capacity during periods of excess demand; and (v) potential misappropriation of our intellectual property. Although we depend on third-party manufacturers and suppliers for the Products we sell, risks are minimized because we do not depend exclusively on any one manufacturer or supplier. We utilize an open platform, which means that in order to deliver our services, we do not discriminate based on camera brand or manufacturer and our services can be used with a wide array of products.

We do not know if we will be able to maintain third-party manufacturing and supply contracts on favorable terms, if at all, or if our current or future third-party manufacturers and suppliers will meet our requirements for quality, quantity, or timeliness. Our success depends in part on whether our manufacturers are able to fill the orders we place with them in a timely manner. If our manufacturers fail to satisfactorily perform their contractual obligations or fill purchase orders we place with them, we may be required to pursue replacement manufacturer relationships.

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

We Operate In A Highly Competitive Industry And Our Failure To Compete Effectively May Adversely Affect Our Ability To Generate Revenue.

We believe that our products offer more functions and are priced better than our competitors. However, some companies may be developing a similar product, including companies that may have significantly greater financial, technical, and marketing resources, larger distribution networks, and that generate greater revenue and have greater name recognition than we do. Those companies may develop products that are superior to those that we offer. Such competition may potentially affect our chances of achieving profitability.

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

Sole-Vision Technologies (doing business as Iveda Taiwan) is the Company’s wholly-owned subsidiary and generates the majority of the Company’s revenues. Iveda Taiwan’ primary place of business is in Taiwan, Republic of China, and the Company has certain key employees in Taiwan. Foreign economic downturns may affect our results of operations in the future. Additionally, other facts relating to the operation of the Company’s business outside of the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations, including:

●	international economic and political changes;
●	the imposition of governmental controls or changes in government regulations, including tax laws, regulations, trade policies, and treaties;
●	changes in, or impositions of, legislative or regulatory requirements regarding the pharmaceutical industry;
●	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;
●	restrictions on transfers of funds and assets between jurisdictions;
●	disruption to supply chains, impacting access to raw materials, labor, or finished products from third-party manufacturers;
●	uncertainty in financial markets, leading to currency fluctuations, changes in interest rates, and stock market volatility;
●	risk of elevated security concerns, including cyber threats, protests, or civil unrest; and
●	China- Taiwan geo-political instability.

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

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including, without limitation:

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

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. As of December 31, 2023, we had approximately $35.0 million of federal and $5.0 million of state net operating loss carryforwards, which we believe could offset otherwise taxable income in the United States and Arizona. Our federal net operating loss carryforwards begin to expire in 2025. Our state net operating loss carryforwards, which are applicable in California and Arizona, began to expire in 2014. Although these net operating loss carryforwards may be used against taxable income in future periods, we will not receive any tax benefits from the losses we incurred unless, and only to the extent that, we have taxable income during the period prior to their expiration. In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. We have in the past failed, and may in the future fail, to maintain the adequacy of our internal controls over financial reporting. Such failure could subject us to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline. For example, our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2023 our internal control over financial reporting was not effective, due to the Company not having adequate controls related to change management within the technology that support the Company’s financial reporting function.

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

On September 28, 2023, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s Common Stock, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to March 26, 2024, and the Company must otherwise satisfy The Nasdaq Capital Market’s requirements for listing. If the Company does not regain compliance by March 26, 2024, the Company may be eligible for an additional 180 calendar day compliance period if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of the Common Stock and consider its available options to resolve the noncompliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with The Nasdaq Capital Market’s continued listing requirements or that Nasdaq will grant the Company a further extension of time to regain compliance, if applicable.

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

ITEM lB – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We do not presently have any general processes for assessing, identifying, and managing material risks from cybersecurity threats. As we expand our business operations, we plan to develop processes that will allow for the identification and assessment of cybersecurity risk that will be integrated into an overall risk management system, which will be managed by senior management and overseen by the Board of Directors. As part of this development, we plan to identify and address cybersecurity risks related to our business, privacy and compliance issues through a multi-faceted approach that is expected to include third party assessments, internal information technology (IT) audit, IT security, governance, risk and compliance reviews. In connection with these planned approaches, and to defend, detect and respond to cybersecurity incidents, we, among other things, will consider: conducting proactive privacy and cybersecurity reviews of systems and applications, audits of applicable data policies, performing penetration testing using external third-party tools and techniques to test security controls, conducting employee training, monitoring emerging laws and regulations related to data protection and information security, and implementing appropriate changes.

As part of the above planned processes, we may engage external auditors and consultants with expertise in cybersecurity to assess our internal cybersecurity programs and compliance with applicable practices and standards.

We plan to design our risk management program to also assesses third party risks, and we plan to perform third-party risk management to identify and mitigate risks from third parties, such as vendors, suppliers, and other business partners associated with our use of third-party service providers. In addition to new vendor onboarding, we plan to perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.

Cybersecurity Governance

We expect that cybersecurity will become an important part of our risk management processes and an area of focus for our Board of Directors and management. We expect that our Board of Directors will be responsible for the oversight of risks from cybersecurity threats. We expect our senior management will provide our Board of Directors updates on a quarterly basis regarding matters of cybersecurity. This is expected to include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. We expect that our Board members will also engage in periodic conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Currently, our Chief Financial Officer is expected to lead our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Our Chief Financial Officer will be tasked with staying informed about, and monitoring the prevention, mitigation, detection and remediation of cybersecurity incidents through his management of, and participation in, the cybersecurity risk management and strategy processes we plan to develop and as described above, including the operation of an incident response plan, and report to the Board of Directors on any appropriate items.

ITEM 2 – PROPERTIES

We currently rent for our principal executive offices approximately 3,000 square feet until February 2025 for approximately $4,500 per month. We believe that our current office space is adequate for the foreseeable future.

Iveda Taiwan leases for its principal executive offices in Taiwan, comprised of three suites totaling approximately 4,567 square feet. Iveda Taiwan pays an aggregate of approximately $3,136 per month under the terms of the three leases, which expire on June 30, 2024, September 15, 2024 and September 11, 2024.

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

See the High and Low Bid data below:

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$2.91	$0.57
Second Quarter	$1.90	$1.04
Third Quarter	$1.15	$0.74
Fourth Quarter	$0.95	$0.57

Fiscal Year 2022	High Bid	Low Bid
First Quarter	$18.00	$5.28
Second Quarter	$4.87	$1.07
Third Quarter	$0.80	$0.47
Fourth Quarter	$1.00	$0.50

As of December 31, 2023, we had 16,169,891 shares of our Common Stock, par value $0.00001, issued and outstanding. There were approximately 700 beneficial owners of our Common Stock.

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of December 31, 2023, we had 16,169,891 shares of our common stock outstanding held by 103 shareholders of record, 0 shares of our Series A Preferred Stock outstanding and 0 shares of our series B Preferred Stock.

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

Between January 1, 2023 and December 31, 2023 the Company issued 157,252 shares of restricted common stock for services valued at $138,547.

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

AI Functions

●	Object Search

●	Face Search (No Database Required)

●	Face Recognition (from a Database)

●	License Plate Recognition (100+ Countries), includes make and model

●	Intrusion Detection

●	Weapon Detection

●	Fire Detection

●	People Counting

●	Vehicle Counting

●	Temperature Detection

●	Public Health Analytics (Facemask Detection,)

●	QR and Barcode Detection

Key Features

●	Live Camera View

●	Live Tracking

●	Abnormality Detection – Vehicle/Person wrong direction detection

●	Vehicle/Person Loitering Detection

●	Fall Detection

●	Illegal Parking Detection

●	Heatmap Generation

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

In April 2011, we completed our acquisition of Iveda Taiwan, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda Taiwan, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. Iveda Taiwan also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on Iveda Taiwan as the majority of the company’s revenues have come from Iveda Taiwan since we acquired them in April 2011. For the years ended December 31, 2023 and 2022, Iveda Taiwan’s operations accounted for 93% and 71% of our total revenue, respectively.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our audited consolidated financial statements for the year ended December 31, 2023. Such policies are unchanged.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations for the Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Net Revenue

We recorded net consolidated revenue of $6.5 million for the year ended December 31, 2023, compared with $4.5 million for the year ended December 31, 2022, an increase of $2.0 million, or 45%. For the year ended December 31, 2023, our recurring service revenue was $0.44 million, or 7% of net revenue, and our equipment sales and installation revenue was $6.0 million, or 93% of net revenue. In fiscal 2022, our recurring service revenue was $0.31 million, or 7% of consolidated net revenue, and our equipment sales and installation revenue was $4.2 million, or 93% of net revenue. The increase in total revenue in 2023 compared with the same period in fiscal 2022 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of additional long-term contracts awarded and started during 2023.

Cost of Revenue

Total cost of revenue was $5.4 million (84% of revenue; gross margin of 16%) for the year ended December 31, 2023, compared with $3.5 million (78% of revenue; 22% gross margin) for the year ended December 31, 2022, an increase of ($1.1 million), or (55%). The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The decrease in overall gross margin was also primarily attributed to increased equipment sales proportion within Iveda Taiwan revenue as a result of additional long-term contracts awarded and started during 2023.

Operating Expenses

Operating expenses were $4.5 million for the year ended December 31, 2023, compared with $4.3 million for the year ended December 31, 2022, an increase of $0.2 million, or 4%. This net increase in operating expenses in 2023 compared with 2022 is due primarily related to a ramp up in personnel in sales and technical support personnel as well as research and development expenses for Cerebro IoT Platform and IvedaAI. Additional professional expenses have been incurred during this period with an effort to increase investor relations and marketing.

Loss from Operations

Loss from operations increased to $3.4 million for the year ended December 31, 2023, compared with $3.3 million for the year ended December 31, 2022, an increase of $0.1 million, or 2%. A majority of the increase in loss from operations was primarily due to increased operating expenses.

Other Income (Expense)-Net

Other income (expense)-net was $96,527 other income for the year ended December 31, 2023, compared with ($13,004) other expense for the year ended December 31, 2022, a positive change of $109,531. The majority of the other income in 2023 is interest income from cash balances.

Non-Controlled Portion of Joint Venture

Non-Controlled Portion of the Philippines Joint Venture net loss was $97,605 for the year ended December 31, 2023.

Net Loss

Net loss was $3.2 million for the year ended December 31, 2023, compared with $3.3 million for the year ended December 31, 2022. The decrease of $0.1 million, or 3%, in net loss was caused primarily by a decrease in operating expenses related to a ramp up in sales and technical support personnel as well as research and development expenses for Cerebro IoT Platform and IvedaAI. Additional professional expenses have been incurred during this period with an effort to increase investor relations and marketing.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $2.9 million in our U.S.-based segment and $1.8 million in our Taiwan-based segment, compared to $6.0 million in our U.S.-based segment and $1.3 million in our Taiwan-based segment as of December 31, 2022. This decrease in our cash and cash equivalents is primarily a result of the cash used in operating activities of $3.5 million and $0.9 million investment in software platform development (Cerebro) during the year ended December 31, 2023. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the year ended December 31, 2023 was $3.5 million compared to $5.4 million net cash used during the year ended December 31, 2022. Net cash used in operating activities for the year ended December 31, 2023 consisted primarily of the $3.2 million net loss including $0.3 million of non-cash charges (primarily stock option compensation and common stock issued for investor relations services), $0.2 million of Taiwan vendor deposits, prepaids and advances to suppliers and $0.5 million net payments for accounts payable and accrued operating expenses. Net cash used in operating activities for the year ended December 31, 2022 consisted primarily of the $3.3 million net loss including $0.4 million of non-cash charges (primarily stock option compensation and common stock issued for investor relations services), $0.8 million in accounts receivable, $0.2 million of inventory, $0.2 million of Taiwan vendor deposits, prepaids and advances to suppliers and $1.2 million net payments for accounts payable and accrued operating and interest expenses.

Net cash used in investing activities for the year ended December 31, 2023 was $0.9 million. Net cash used by investing activities during the year ended December 31, 2022 was $14,165.

Net cash provided by financing activities for the year ended December 31, 2023 was $0.9 million compared with $11.4 million provided during the year ended December 31, 2022. Net cash provided by financing activities in 2023 is primarily a result of the $1.3 million exercise of warrants to purchase Common Stock at $1.40 per share issued with the offering of August 2022. Net cash provided by financing activities in 2022 is primarily a result of the $11.5 million sale of Common Stock and Pre-Funded warrants during the year ended December 31, 2023.

We have experienced significant operating losses since our inception. At December 31, 2023, we had approximately $32 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2023 or 2022. We also had approximately $5.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the years ended December 31, 2023 and 2022, respectively. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the years ended December 31, 2023 and 2022, respectively. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2023 and 2022 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2023 and 2022, was estimated using the “minimum value method” as prescribed by the original provisions of ASC 718, “Accounting for Stock-Based Compensation” and therefore, no compensation expense was recognized for these awards in accordance with ASC 718. We recognized $104,600 and $120,581 of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Item 10(f) of Regulation S-K and are not required to provide the information otherwise required under this item.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2023, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 as required by Rule 13a-15(c) under the Exchange Act. We utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (2013) in performing this assessment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Identified Material Weakness

As of December 31, 2023, we need to hire additional employees at Iveda Taiwan that are knowledgeable in SEC accounting and reporting. Increased staffing at the subsidiary level will provide daily oversight of Iveda Taiwan’s operations and minimize the likelihood of any material error in reporting the subsidiary’s results. Action plans are in place to address this staffing need during 2023.

Management’s Remediation Initiatives

As our resources allow, we plan to add financial personnel at the subsidiary level to properly provide accurate and timely financial reporting.

Segregation of Duties

As of December 31, 2023, we had two employees knowledgeable in SEC accounting and reporting. Our management has put in place policies and procedures designed, to the extent possible, to segregate the duties of initiating transactions, maintaining custody over assets, and recording transactions. Due to our size and limited resources, segregation of all conflicting duties may not always be possible and may not be economically feasible.

ITEM 9B – OTHER INFORMATION

(a) None.

(b) Corporate Governance

During the period covered by this Annual Report on Form 10-K, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

During the quarter ended December 31, 2023, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our directors, director nominees, executive officers and other key employees.

Name	Age	Position
David Ly	48	Chief Executive Officer, Chairman of the Board of Directors and President
Robert J. Brilon	63	Chief Financial Officer, Treasurer and Corporate Secretary
Gregory Omi	62	Chief Technology Officer
Joseph Farnsworth	64	Director
Alejandro Franco	70	Director
Robert D. Gillen	69	Director

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

Robert J. Brilon has served as our Chief Financial Officer since December 2013. He was also our President from February 2014 to July 2018 and Treasurer from December 2013 to July 2018 and was appointed Treasurer again on December 15, 2021. Mr. Brilon served as our Executive Vice President of Business Development from December 2013 to February 2014 and as our interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon is a Board Director and independent contract CFO for Bitech Technologies Corporation from October 2021 to present. Mr. Brilon joined New Gen Management Services, Inc. in July 2017 as the CFO (subsequently becoming President and CFO of New Gen in July 2018). Mr. Brilon was the President, Chief Financial Officer, Corporate Secretary, and Director of both Vext Science, Inc and New Gen until he resigned in February 2020. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a Bachelor of Science degree in Business Administration from the University of Iowa.

Gregory Omi has served as our Chief Technology Officer since May 2021. Prior, Mr. Omi served as director of our company from October 2009 to November 2016. Mr. Omi served as a senior programmer for Zynga, an online and mobile social gaming company, from November 2009 to March 2014 and then again briefly in 2016 and 2019 as architect. Mr. Omi served as senior engineer at Tesla, an electric vehicle manufacturer, from October 2016 to October 2017. Prior to that, Mr. Omi served as a programmer for Monkey Gods, LLC, a video game developer, from January 2009 to November 2009. Mr. Omi also served as Senior Programmer for Flektor, Inc., a developer of online audio and video editing tools, from October 2006 to January 2009. From October 1996 to June 2006, Mr. Omi served as a Senior Programmer for Naughty Dog, a computer game developer. Prior to that, Mr. Omi served in programming roles for 3DO from 1992 to 1996, TekMagic in 1992, Epyx from 1986 to 1992, Atari in 1991, Nexa from 1982 to 1983 and 1985 to 1986, and HES in 1983. Mr. Omi attended DeVry Institute in Phoenix, Arizona from 1979 to 1980 where he studied industrial electronics engineering.

Joseph Farnsworth has served as a director of our company since January 2010. Mr. Farnsworth has served as President and as a director of Farnsworth Realty & Management Co., an Arizona-based privately held real estate company, and as a director of Farnsworth Development, a closely held real estate developer, since 1995. Mr. Farnsworth has also served as a director of The Farnsworth Companies since 2008. Mr. Farnsworth has also served as a director of Venture West Aviation since 2022. From 1990 to 1995, Mr. Farnsworth served as President of Alfred’s International, with operations in China and Korea. Prior to that, Mr. Farnsworth served as President of Farnsworth International, a real estate investment company based in Taipei, Taiwan from 1987 to 1991. Mr. Farnsworth holds a Bachelor of Science degree in Real Estate Finance from Brigham Young University and is a licensed real estate broker in Arizona. We believe Mr. Farnsworth’s experience leading companies with operations in Asia and his business and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

The following table sets forth certain information with respect to compensation for the years ended December 31, 2023 and 2022, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US $100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary (1)	Warrants Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
David Ly	2023	$190,000		$23,859	$11,968	$225,827
Chairman and Chief Executive Officer	2022	$190,000		$13,725	$11,968	$215,693
Sid Sung	2023	$150,000		$2,130		$152,130
Former President (6)	2022	$150,000		$2,825		$152,825
Robert J. Brilon	2023	$180,000		$20,450		$200,450
Chief Financial Officer, Treasurer and Corporate Secretary	2022	$180,000		$11,350		$191,350
Luz A. Berg Former Chief Operating Officer	2023	$-		$-		$-
Chief Marketing Officer and Corporate Secretary (5)	2022	$165,000		$141,000		$306,000
Gregory Omi	2023	-		$2,130		$2,130
Chief Technology Officer	2022			$2,825		$2,825

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate probable grant date fair value of warrants awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	The amounts in this column reflect the aggregate probable grant date fair value of option awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(4)	The amounts in this column reflect the amount of perquisites related to a vehicle allowance.

(5)	Resigned effective December 31, 2022.
(6)	Resigned effective December 31, 2023.

Outstanding Equity Awards as of December 31, 2023

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2023

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly
Chairman and	12/31/2013	6,250	(1)	-	-	$14.00	12/31/2023
Chief Executive Officer	12/31/2014	6,250	(1)	-	-	$9.20	12/31/2024
	2/25/2015	12,500	(1)	-	-	$6.16	2/25/2025
	12/11/2015	25,000	(1)	-	-	$5.76	12/11/2025
	12/15/2020	87,500	(1)	-	-	$2.96	12/15/2030
	12/30/2021	18,750	(1)	-	-	$16.24	12/31/2031
	6/15/2022	12,500	(1)	-	-	$1.42	6/15/2032
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
	12/1/2022	15,000	(1)	-	-	$0.54	12/1/2032
	11/3/2023	70,000	(2)	-	-	$0.68	11/3/2033
Robert J. Brilon
Chief Financial Officer,	12/1/2013	37,500	(1)	-	-	$8.00	12/1/2023
Treasurer and Corporate Secretary	12/8/2014	12,500	(1)	-	-	$8.00	12/8/2024
	5/2/2014	12,500	(1)	-	-	$8.00	5/2/2024
	12/31/2014	6,250	(1)	-	-	$9.20	12/31/2024
	12/30/2021	12,500	(1)	-	-	$16.24	12/31/2031
	6/15/2022	10,000	(1)	-	-	$1.42	6/15/2032
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
	12/1/2022	12,500	(1)	-	-	$0.54	12/1/2032
	11/3/2023	60,000	(2)	-	-	$0.68	11/3/2033
Luz Berg
Former Chief Operating Officer,	12/31/2013	3,125	(1)	-	-	$14.00	12/31/2023
Chief Marketing Officer	12/31/2014	3,125	(1)	-	-	$9.20	12/31/2024
and Corporate Secretary (resigned effective 12/31/2022)	12/11/2015	3,125	(1)	-	-	$5.76	12/11/2025
	12/15/2020	87,500	(1)	-	-	$2.96	12/15/2030
	12/30/2021	12,500	(1)	-	-	$16.24	12/30/2031
	6/15/2022	10,000	(1)	-	-	$1.42	6/15/2032
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
Sid Sung
President (resigned effective 12/31/2023)	12/20/2019	12,500	(1)	-	-	$2.24	12/20/2029
	12/15/2020	12,500	(1)	-	-	$2.96	12/15/2030
	12/30/2021	12,500	(1)	-	-	$16.24	12/30/2031
	10/3/2022	5,000	(1)	-	-	$0.75	10/3/2032
	12/1/2022	6,250	(1)	-	-	$0.54	12/1/2032
	11/3/2023	6,250	(2)	-	-	$0.68	11/3/2033

(1)	The options became fully vested on the date of grant.

(2)	The options became fully vested on December 31, 2023.

Equity Compensation Plans

On October 15, 2009, we adopted the 2009 Stock Option Plan (the “2009 Option Plan”), with an aggregate number of 187,500 shares of common stock issuable under the plan. The purpose of the 2009 Option Plan was to assume options that were already issued in the 2006 and 2008 Option plans under Iveda Corporation after the merger with Charmed Homes.

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 125,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 1,625,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2023, 359,125 options were outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2023, 941,875 options were outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792)

Stock options may be granted as either incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or as options not qualified under Section 422 of the Code. All options are issued with an exercise price at or above the fair market value of the common stock on the date of the grant as determined by our Board of Directors. Incentive stock option plan awards of restricted stock are intended to qualify as deductible performance-based compensation under Section 162(m) of the Code. Incentive Stock Option awards of unrestricted stock are not designed to be deductible to us under Section 162(m). Under the plans, stock options will terminate on the tenth anniversary date of the grant or earlier if provided in the grant.

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2023, we had approximately $62,066 unrecognized stock- based compensation.

We have periodically issued warrants to purchase shares of our common stock as equity compensation to officers, directors, employees, and consultants. As of December 31, 2023, warrants to purchase 394,822 shares of our common stock were outstanding, which were issued for services or incentive for the purchase of convertible debentures or common stock subscription. Terms of these warrants are comparable to the terms of the outstanding options.

Director Compensation

Non-employee directors receive stock-based compensation for their service on our Board of Directors and are reimbursed for their cost of attending meetings. For the year ended December 31, 2023, Joseph Farnsworth, Alejandro Franco and Robert Gillen received 50,000 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2023. For the year ended December 31, 2022, Joseph Farnsworth received 15,000 options and Alejandro Franco and Robert Gillen received 11,250 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2022. We do not pay additional compensation to our directors for their service, either as Chair or as a member, on the Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee.

Name	Fees Earned or paid in Cash $	Stock Awards $	2023 Options Awards $		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Farnsworth	-	-	$17,042	(1)	-	-	-	$17,042
Alejandro Franco	-	-	$17,042	(2)	-	-	-	$17,042
Robert Gillen	-	-	$17,042	(3)	-	-	-	$17,042

(1) As of December 31, 2023, Mr. Farnsworth had outstanding options to purchase 168,125 shares of our common stock.

(2) As of December 31, 2023, Mr. Franco had outstanding options to purchase 123,750 shares of our common stock.

(3) As of December 31, 2023, Mr. Gillen had outstanding options to purchase 128,750 shares of our common stock.

Incentive-Based Compensation Recovery Policy

The Company adopted an Incentive-Based Compensation Recovery Policy in order to comply with Nasdaq Listing Rules and Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, subject to the terms of the policy, the Company must recover reasonably promptly from its current and former executive officers the amount of any erroneously awarded incentive based compensation received on or after October 2, 2023 and during the three years preceding the date that the Company is required to prepare such accounting restatement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth as of December 31, 2023, certain information regarding the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of such stock; (ii) each member of our Board of Directors, and each of our named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all Common Stock is owned directly, and the beneficial owners listed in the table below possess sole voting and investment power with respect to the stock indicated, and the address for each beneficial owner is c/o Iveda Solutions, Inc., 1744 S. Val Vista Drive, Suite 213, Mesa, Arizona 85204.

Name of Beneficial Owner	Common Shares	% of Common Shares
Directors and Officers
David Ly (1)	746,898	4.6%
Robert J. Brilon (2)	330,499	2.0%
Gregory Omi (3)	187,982	1.2%
Joseph Farnsworth (4)	275,067	1.7%
Alejandro Franco (5)	155,000	1.0%
Robert D. Gillen (6)	291,393	1.8%
All Directors and Officers	1,755,588	11.5%

(1)	Includes options to purchase 258,750 shares of common stock, which are exercisable within 60 days of December 31, 2023.
(2)	Includes options to purchase 168,750 shares of common stock, which are exercisable within 60 days of December 31, 2023.
(3)	Includes options to purchase 75,000 shares of common stock, which are exercisable within 60 days of December 31, 2023.
(4)	Consists of (a) options to purchase 168,125 shares of common stock, which are exercisable within 60 days of December 31, 2023, (b) 19,925 shares of common stock held by Farnsworth Realty, an entity owned by Mr. Farnsworth and (c) 87,018 shares of common stock.
(5)	Consists of (a) options to purchase 123,750 shares of common stock, which are exercisable within 60 days of December 31, 2023, and (b) 31,250 shares of common stock held by Amextel S.A. De C.V. an entity owned by Mr. Franco.
(6)	Consists (a) options to purchase 128,750 shares of common stock, which are exercisable within 60 days of December 31, 2023, and (b) 162,643 shares of common stock.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	359,125	$6.96	-
Equity compensation plans approved by stockholders (2)	941,875	$3.56	308,125
Equity compensation plans not approved by stockholders (3)	5,053,896	$2.84	-
Total	6,354,896	$3.18	308,125

(1)	Consists of our 2010 and 2012 Option Plan.
(2)	Consists of our 2020 Option Plan
(3)	Warrants issued not under a plan

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

We paid or accrued $137,500 and $119,000, during the year ended December 31, 2023 and 2022, respectively.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
3.1	Articles of Incorporation of Charmed Homes Inc. (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
3.2	Bylaws of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 3/31/2014)
3.3	Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 9, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
3.4	Articles of Merger filed with the Secretary of State of Nevada on December 28, 2010, and dated effective December 31, 2010 (Incorporated by reference to the Form 8-K filed on January 4, 2010)
3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on December 9, 2014 containing the rights and preferences of the Series A Preferred Stock (Incorporated by reference to the Form 8-K filed on December 15, 2014)
3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State of Nevada on January 15, 2015, containing the Designation of the Preferences, Rights and Limitations of the Series B Preferred Stock (Incorporated by reference to the Form 8-K filed on January 23, 2015)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
4.2	Form of Stock Option Agreement under the IntelaSight, Inc. 2008 Stock Option Plan (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.3	Form of Common Stock Purchase Warrant issued by IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
4.4	2009 Stock Option Plan, dated October 15, 2009 (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)

4.10	Form of Tranche A Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)
4.11	Form of Tranche B Warrant (Incorporated by reference to the Form 8-K filed on 1/28/2015)
4.12	Registration Rights Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)
4.13	2020 Stock Option Plan, dated January 18, 2020 (filed with amended Form 10-12g filed on 10/25/2021)
4.14	Form of Warrant to purchase common stock to officers, directors, employees, and consultants (Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.15	Form of Convertible Debenture(Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.16	Form of Warrant(Incorporated by reference to the Form S-1 filed on 12/30/2021)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.6	Subscription Agreement, dated July 26, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.7	Line of Credit Promissory Note, dated September 15, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.8	Agreement for Service, dated October 20, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.9	Consulting Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.10	Operating Level Agreement, dated October 25, 2010 (Incorporated by reference to Form 10-Q filed on November 12, 2010)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to Form 10-K filed on 3/30/2011)
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012)
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012)
10.15	Securities Purchase Agreement dated January 16, 2015 (Incorporated by reference to the Form 8-K filed on 1/28/2015)
10.17	Cooperation Agreement with Industrial Technology Research Institute dated November 2012 (Incorporated by reference to the Form S-1 filed on 12/30/2021)
10.18	Form of Subscription Agreement (Incorporated by reference to the Form S-1 filed on 12/30/2021)
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to Section 1350
97.1	Compensation Recovery Policy of Iveda Solutions, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: April 1, 2024	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	April 1, 2024
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	Chief Financial Officer, Treasurer and Secretary	April 1, 2024
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director	April 1, 2024
Joseph Farnsworth

/s/ Alejandro Franco	Director	April 1, 2024
Alejandro Franco

/s/ Robert D. Gillen	Director	April 1, 2024
Robert D. Gillen

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Iveda Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iveda Solutions, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

April 1, 2024

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,754,597	$7,312,095
Restricted Cash	129,778	129,527
Accounts Receivable, Net	281,049	1,222,690
Inventory, Net	324,515	526,470
Other Current Assets	435,580	371,990
Total Current Assets	5,925,520	9,562,772
PROPERTY AND EQUIPMENT, NET	891,187	32,911
OTHER ASSETS
Other Assets	444,723	267,387
Total Other Assets	444,723	267,387
Total Assets	$7,261,430	$9,863,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts and Other Payables	$1,110,087	$1,638,727
Short Term Debt	348,771	398,409
Current Portion of Long-Term Debt	-	65,408
Total Current Liabilities	1,458,858	2,102,544
LONG-TERM DEBT	-	190,776
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022.	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 16,169,891 and 15,066,739 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	162	150
Additional Paid-In Capital	54,065,633	52,496,914
Joint Venture Non-Controlled Equity Portion	(99,048)
Accumulated Comprehensive Loss	(222,380)	(220,643)
Accumulated Deficit	(47,941,796)	(44,706,671)
Total Stockholders’ Equity	5,802,572	7,569,750
Total Liabilities and Stockholders’ Equity	$7,261,430	$9,863,070

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

REVENUE
Equipment Sales	$6,052,298	$4,159,398
Service Revenue	443,567	308,881
Other Revenue	-	-
TOTAL REVENUE	6,495,865	4,468,279
COST OF REVENUE	5,428,261	3,504,778
GROSS PROFIT	1,067,604	963,501
OPERATING EXPENSES
General & Administrative	4,478,553	4,292,820
Total Operating Expenses	4,478,553	4,292,820
LOSS FROM OPERATIONS	(3,410,949)	(3,329,320)
OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(28,099)	(17,078)
Interest Income	131,881	57,397
Interest Expense	(7,254)	(53,323)
Total Other Income (Expense)	96,527	(13,004)
Joint Venture Non-Controlled Interest	97,605
LOSS BEFORE INCOME TAXES	(3,216,817)	(3,342,324)
BENEFIT (PROVISION) FOR INCOME TAXES	(18,308)	(2,947)
NET LOSS	$(3,235,124)	$(3,345,270)
BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.26)
WEIGHTED AVERAGE SHARES	15,973,422	12,846,848

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)

BALANCE AT December 31, 2021	9,668,369	97	-	$40,727,518	$(41,361,401)	$(143,493)	$(777,279)
Costs of Capital				(1,613,470)			(1,163,918)
Stock Based Compensation				120,581			120,581
Common Stock issued for conversion error	65	-		-			-
Common Stock issued for services	215,000	1		219,899			219,900
Warrants for Services				5,555			5,555
Exercise of options and warrants	8,215	-		23,000			23,000
Common Stock Offering for Cash	1,885,000	19		8,011,231			8,011,250
Common Stock and Pre-Funded Warrant Offering for Cash – August 2022	3,289,474	33		4,999,803			4,999,836
Warrants sold in Over allotment				2,797			2,797
Net Loss		-			(3,345,270)		(3,345,270)
Comprehensive Loss						(77,150)	(77,150)
8 for 1 conversion adjustment	616
BALANCE AT December 31, 2022	15,066,739	$150	-	$52,496,914	$(44,706,671)	$(220,643)	$7,569,750
Exercise of warrants issued August 2022	945,900	10		1,322,875			1,322,885
Common Stock issued for services	157,252	2		138,544			138,546
Joint Venture Non-Controlled Equity Interest							(99,048)
Net Loss		-			(3,235,124)		(3,235,124)
Comprehensive Loss						(1,737)	(1,737)
BALANCE AT December 31, 2023	16,169,891	$162	-	$54,065,633	$(47,941,796)	$(222,380)	$5,802,572

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on March 31, 2022.

See accompanying Notes to Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2023 AND 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,235,124)	$(3,345,270)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	19,753	17,801
Interest Value of Convertible Debt Issued	-	-
Stock Option Compensation	104,600	120,581
Common Stock Warrants Issued for Services	2,700	5,555
Common Stock Warrants Issued for Interest	-	-
Common Stock issued for Services	138,546	219,900
(Increase) Decrease in Operating Assets
Accounts Receivable	930,803	(785,969)
Inventory	199,124	(214,898)
Other Current Assets	(66,995)	(168,122)
Other Assets	(175,592)	(19,919)
Increase (Decrease) in Accounts and Other Payables	(522,460)	(1,238,379
Net Cash Used in Operating Activities	(2,604,645)	(5,408,720)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(878,205)	(14,165)
Net Cash Provided by (Used in) Investing Activities	(878,205)	(14,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(685)	(214)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(47,554)	358,888
Proceeds from (Payments to) Due to Related Parties	-	(300,000)
Proceeds from (Payments to) Long-Term Debt	(251,498)	(164,093)
Joint Venture Non-Controlled Equity Portion	(99,048)	-
Common Stock Issued, Net of (Cost of Capital)	1,322,885	11,511,741
Net Cash Provided by Financing Activities	924,100	11,406,322
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,252	(56,617)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,557,499)	5,926,820
Cash and Cash Equivalents- Beginning of Period	7,312,095	1,385,275
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,754,596	$7,312,095

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDING DECEMBER 31, 2023 AND 2022

	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$9,793	$53,323
Income Tax Paid	$28,779	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Iveda has been offering real-time IP video surveillance technologies to our customers since 2005. While we still offer video surveillance technologies, our core product line has evolved to include AI intelligent video search technology that provides true intelligence to any video surveillance system and IoT (Internet of Things) devices and platforms. Iveda also offers smart utility, smart sensors, gateways and trackers. Our evolution is in response to digital transformation demands from many cities and organizations across the globe. Our IvedaAI® intelligent video search technology adds critical intelligence to normally passive video surveillance systems. IvedaAI provides AI functions to any IP camera and most popular network video recorders (NVR) and video management systems (VMS). IvedaAI comes with an appliance or server, preconfigured with multiple AI functions based on the end user requirements.

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

vumastAR is an AI vision software that uses video taken on IP cameras, AR glasses, Androids, and tablets to analyze and process data in real-time. vumastAR is fully customizable to the user’s needs, with one short video the AI can be trained in as little as two hours. Deployable in multiple industries for uses such as:

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

Iveda’s Smart Drones are flown to perform certain functions from an aerial view without the need for a pilot onboard. Smart Drones utilize AI-based software for autonomous operation and navigation from taking off, returning to base, carrying out mission-critical tasks or simply doing an aerial patrol, without the need of human intervention. Unlike typical drones, Iveda Smart Drones are cloud-based and can be part of a network of drones for central management. They are equipped with Iveda’s Sentir Video Surveillance System and IvedaAI Intelligent Video Search Technology.

Iveda Smart Drone product offering is robust and expansive for a multitude of industrial, commercial, and military applications.

Key Features of Iveda’s Smart Drone:

Fully Autonomous

Scheduled autonomous take-off, flight mission execution, monitoring, landing and recharging

Easy operation and 24-7 flight mission

Intelligent Computing

Live video streaming - real-time object recognition and tracking

Onboard (edged) AI and data analysis

Safety Design

Multiply redundant and fail-safe systems

Weather resistant industrial grade systems (IP54)

Designed and made in Taiwan (MIT)

Skywatch

Planning and editing real-time/timed missions

User/Group permission control & flight data management

Failsafe alarm and FPV gimbal control

Insight

Automated orthorectified service of imagery (2D/3D)

AI technology for inspecting natural disaster, vehicle & pedestrian tracking, and energy facilities inspection.

Visualizing geographic data and analysis report

●	Propellers: 8 (multiply redundant)
●	Diagonal Footprint: 29.76″ / 756 mm
●	Weight: 14.1lbs / 6.4 Kg
●	Hover time: 30 mins
●	Wind tolerance: Beaufort scale – 6
●	IP rating: IP54
●	Camera sensor: Dual RGB, IR/thermal
●	Network: 5G/4G LTE and 2.4G Wi-Fi

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

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of leased equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the years ended December 31, 2023 and 2022.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. 50% of the total accounts receivable at December 31, 2023 was from one customer out of a total of 24 customer accounts receivable accounts. This specific customer was Chunghwa Telecom. At December 31, 2022 one customer out of a total of 36 customer accounts receivable accounts was 52% of the total accounts receivable. This specific customer was Chicony Power Technology Co Ltd. These customers are longtime customers, and we don’t expect any problem with collectability of these accounts receivable.

Revenue from two customers out of 65 total customers represented approximately 48% of total revenue for the year ended December 31, 2023. These specific customers were 1) YOU MING HUEI CO. LTD with 25%, 2) Chicony Power Technology Co Ltd with 23%, (both Taiwan companies).

Revenue from two customers out of 42 total customers represented approximately 52% of total revenue for the year ended December 31, 2022. These specific customers were 1) Chunghwa Telecom with 21%, 2) Chicony Power Technology Co Ltd with 31%, (both Taiwan companies).

No other customers represented greater than 10% of total revenues in years ended December 31, 2023 and 2022.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2023 and 2022, respectively, an allowance for uncollectible accounts of $0 and $0 was deemed necessary for our U.S.-based segment.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to vendors for service coverage extending into subsequent periods.

Inventories

We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 and $0, as of December 31, 2023 and 2022, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2023 and 2022 was $19,753 and $17,801, respectively.

Deposits—Long-Term

Long-term deposits consist of a deposit related to the leases of Iveda Taiwan’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During 2023, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the year ended December 31, 2023.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2019 to 2022 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2019 to 2022 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	December 31, 2023	December 31, 2022

Accounts Payable	$179,949	$360,395
Accrued Expenses	900,928	1,243,027
Deferred Revenue and Customer Deposits	29,211	35,305
Accounts and Other Payables	$1,110,087	$1,638,727

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2023 and 2022, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized $104,600 and $120,581 of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2023 and December 31, 2022. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, 0 payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	December 31, 2023
	Net Revenue	Net Assets (Liabilities)
United States	$852,136	$5,364,184
Republic of China (Taiwan)	$5,648,982	$907,113

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

New Accounting Standards

No new relevant accounting standards

NOTE 2 RELATED PARTIES - None

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	December 31, 2023	December 31, 2022

Loan from Shanghai Bank at 1%-3.06% interest rate per annum. Due in January 2024 and July 2024.	88,032
Loan from HuaNam Bank at 3.44% interest rate per annum. Due in May 2024.	97,777
Loan from ChangHwa Bank at 3% interest rate per annum. Due in November 2024.	162,962
Loan Agreement with Shanghai Bank at 2.94% interest rate per annum due September 2023.	-	398,409
Balance at end of period	$348,771	$398,409

The Long-term debt balances were as follows:

Loans from Shanghai Bank with interest rates 1.50% - 2.97% per annum due February 2024 – November 2026	-	256,184
Current Portion of Long-term debt	-	(65,408)
Balance at end of period	$-	190,776

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

NOTE 6 STOCK OPTION PLAN AND WARRANTS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 125,000 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 1,625,000 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2023 there were 359,125 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2023 there were 941,875 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792)

As of December 31, 2023 and December 31, 2022, there were 1,301,000 and 1,014,438 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2023, we had approximately $93,887 unrecognized stock-based compensation.

Stock option transactions during 2023 and 2022 were as follows:

	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	1,014,438	$5.61	893,438	$6.80
Granted	233,125	0.68	233,125	2.26
Exercised	-	-	-	-
Forfeited or Cancelled	(10,938)	1.35	(112,125)	16.19
Outstanding at End of Year	1,301,000	4.50	1,014,438	5.61
Options Exercisable at Year-End	1,260,375	4.62	959,750	5.61
Weighted-Average Fair Value of Options Granted During the Year	$0.34		$0.92

Information with respect to stock options outstanding and exercisable at December 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2023	Weighted- Average Exercise Price
$0.32 - $17.76	1,301,000	6.5	$4.50	1,260,375	$4.62

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2023	2022
Expected Life	5 yrs	5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	4.00%	1.00%

Warrant transactions during 2023 and 2022 were as follows:

	2023		2022
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	6,233,660	$2.66	872,259	$3.04
Granted	11,250	0.72	5,616,224	2.96
Exercised	(945,900)	1.40	(8,214)	2.80
Forfeited or Cancelled	(245,114)	3.34	(246,609)	2.80
Outstanding at End of Year	5,053,896	2.84	6,233,660	2.66
Warrant Exercisable at Year-End	5,053,896	2.84	6,233,660	2.66
Weighted-Average Fair Value of Warrants Granted During the Year	$0.24		$0.72 - $2.53

Information with respect to warrants outstanding and exercisable at December 31, 2023 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2023	Weighted- Average Exercise Price
$0.68 - $13.20	6,233,660	3.4	$2.84	6,233,660	$2.84

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

	2023	2022
Expected Life	1.5 yrs	1.5 yrs
Dividend Yield	0%	0%
Expected Volatility	90%	90%
Risk-Free Interest Rate	4.00%	0.18 - 1.00%

NOTE 7 INCOME TAXES

U.S. Federal Corporate Income Tax

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2023	2022
Tax Operating Loss Carryforward - USA	$14,800,000	$11,800,000
Other	-	-
Valuation Allowance - USA	(14,800,000)	(11,800,000)
Deferred Tax Assets, Net	$-	$-

The valuation allowance increased approximately $1.0 million, primarily as a result of the increased net operating losses of our U.S.- based segment.

As of December 31, 2023, we had federal net operating loss carryforwards for income tax purposes of approximately $35 million which will begin to expire in 2025. We also have Arizona net operating loss carryforwards for income tax purposes of approximately $ 2.0 million which expire after five years. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes. The following table accounts for federal net operating loss carryforwards only.

Year Ending	Net Operating	Year of
December 31,	Loss:	Expiration
2023	$3,000,000	2043
2022	3,000,000	2042
2021	1,000,000	2041
2020	590,000	2040
2019	260,000	2039
2018	160,000	2038
2017	140,000	2037
2016	1,640,000	2036
2015	3,400,000	2035
2014	5,230,000	2034
2013	5,600,000	2033
2012	2,850,000	2032
2011	2,427,000	2031
2010	1,799,000	2030
2009	1,750,000	2029
2008	1,308,000	2028
2007	429,000	2027
2006	476,000	2026
2005	414,000	2025

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2023 and 2022 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended December 31, 2023 and 2022.

If we did not have net losses in 2023 and 2022 we would have had an additional amount of dilutive securities convertible at less than the then fair market value of the common stock. These amounts would have been 90,000 and 90,000, respectively.

	December 31, 2023	December 31, 2022

Basic EPS
Net Loss	$(3,235,124)	$(3,345,270)
Weighted Average Shares	15,973,422	12,840,598
Basic Loss Per Share	$(0.20)	$(0.26)

NOTE 9 CONTINGENT LIABILITIES—TAIWAN

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Siemens, Shihlin Electric & Engineering Corporation, and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of December 31, 2023 is $320,237.

NOTE 10 SUBSEQUENT EVENTS

