Form 10-Q
period 2024-03-31
Iveda Solutions, Inc.
filed 2024-05-20
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market. LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market. LLC

Class	Outstanding as of May 1, 2024
Common Stock, $0.00001 par value per share	16,269,891

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023
	(UNAUDITED)	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,899,152	$4,754,597
Restricted Cash	126,966	129,778
Accounts Receivable, Net	203,919	281,049
Inventory, Net	490,388	324,515
Other Current Assets	558,395	435,580
Total Current Assets	5,278,820	5,925,520

Property and Equipment, Net	1,071,249	891,187
Other Assets	252,213	444,723

Total Assets	$6,602,282	$7,261,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,101,491	$1,110,087
Short Term Debt	250,454	348,771
Current Portion of Long-Term Debt	125,227	-
Total Current Liabilities	1,477,172	1,458,858

Long-term Debt	480,036	-

Total Liabilities	1,957,208	1,458,858

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common Stock, $0.00001 par value; 37,500,000 shares authorized; 16,169,891 and 16,169,891 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	162	162
Additional Paid-In Capital	54,061,943	54,065,633
Non-controlling Interest	(109,860)	(99,048)
Accumulated Other Comprehensive Loss	(257,178)	(222,380)
Accumulated Deficit	(49,049,993)	(47,941796)
Total Stockholders’ Equity (Deficit)	4,645,074	5,802,572

Total Liabilities and Stockholders’ Equity	$6,602,282	$7,261,430

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	March 31, 2024	March 31, 2023
	(UNAUDITED)	(UNAUDITED)
REVENUE
Equipment Sales	$227,038	$2,004,218
Service Revenue	119,728	200,946
TOTAL REVENUE	346,766	2,205,164

COST OF REVENUE	164,886	1,718,492

GROSS PROFIT	181,880	486,673

OPERATING EXPENSES
General & Administrative	1,342,863	1,037,631
Total Operating Expenses	1,342,863	1,037,631

LOSS FROM OPERATIONS	(1,160,983)	(550,958)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	25,317	53
Interest Income	52,595	19,862
Interest Expense	(4,285)	(517)

Total Other Income (Expense)	73,627	19,398

LOSS BEFORE INCOME TAXES	(1,087,356)	(531,561)

BENEFIT (PROVISION) FOR INCOME TAXES	(31,344)	(18,702)
NET LOSS	(1,118,700)	(550,263)
Plus: Net Loss attributable to the Non-Controlling Interest	10,502	-
NET LOSS ATTRIBUTABLE TO IVEDA SOLUTIONS, INC.	$(1,108,198)	$(550,263)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.04)

WEIGHTED AVERAGE SHARES	16,169,891	15,489,689

See accompanying Notes to Condensed Consolidated Financial Statements.

4

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	March 31, 2024 (UNAUDITED)	March 31, 2023 (UNAUDITED)
Net Loss Attributable to Iveda Solutions, Inc.	$(1,108,198)	$(550,263)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign
Currency Translation, Net of Tax	(34,798)	(674)

Comprehensive Loss	$(1,142,996)	$(550,937)

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity(Deficit)

BALANCE AT December 31, 2022	15,066,739	$150	0	$52,496,914	$(44,706,671)	$-	$(220,643)	$7,569,750

Exercise of warrants issued August 2022	945,900	9		1,322,876				1,322,885
Net Loss		-			(550,263)			(550,263)
Comprehensive Loss							(674)	(674)

BALANCE AT March 31, 2023 (UNAUDITED)	16,012,639	$159	0	$53,819,790	$(45,256,934)	$-	$(221,317)	$8,341,698

BALANCE AT December 31, 2023	16,169,891	$162	-	$54,065,633	$(47,941,796)	$(99,048)	$(222,380)	$5,802,572

Cost of Financing				(3,690)				(3,690)

Non-controlling Interest						(10,812)		(10,812)
Net Loss		-			(1,108,198)			(1,108,198)
Comprehensive Loss							(34,798)	(34,798)

BALANCE AT March 31, 2024 (UNAUDITED)	16,169,891	$162	0	$54,061,943	$(49,049,994)	$(109,860)	$(257,178)	$4,645,074

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2024 AND 2023

	March 31, 2024	March 31, 2023
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,108,198)	$(550,263)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities
Depreciation and Amortization	7,900	5,030
Changes in operating assets and liabilities
Accounts Receivable	67,390	717,109
Inventory	(177,843)	138,223
Other Current Assets	(130,269)	209,521
Other Assets	177,855	(21,347)
Increase (Decrease) in Accounts and Other Payables	51,090	(325,710)
Net Cash Provided By (Used in) Operating Activities	(1,112,075)	172,563

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(188,400)	(176,156)
Net Cash Used in Investing Activities	(188,400)	(176,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in Restricted Cash	(2,345)	(175)
Proceeds from (Payments on) Short-Term Notes Payable/Debt	(85,955)	(234,572)
Proceeds from (Payments to) Due to Related Parties	-	-
Proceeds from (Payments to) Long-Term Debt	615,254	(16,112)
Payments for Deferred Finance Costs	-	-
Common Stock Issued, Net of (Cost of Capital)	(3,690)	1,322,885

Net Cash Provided by Financing Activities	523,264	1,072,026

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(78,234)	(674)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(855,445)	1,067,759

Cash and Cash Equivalents- Beginning of Period	4,754,597	7,312,095

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,899,152	$8,379,854

See accompanying Notes to Condensed Consolidated Financial Statements.

7

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDING MARCH 31, 2024 AND 2021

	March 31, 2024	March 31, 2023
	(UNAUDITED)	(UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$4,285	$517
Income Tax Paid	$682	$1,634

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

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

IvedaAI works with any ONVIF-compliant IP cameras and most popular NVR/VMS (Video Management System) platforms, enabling accurate search across dozens to thousands of cameras in less than one second. IvedaAI products are designed to maximize efficiency, save time, and cut cost. Instead of watching hours of video recording after-the-fact, users can set up alerts.

Iveda offers many IoT sensors and devices for various applications, such as energy management, smart home, smart building, smart community and patient/elder care. Our gateway and station serve as the main hub for sensors and devices in any given area. They are equipped with high-level communication protocols such as Zigbee, WiFi, Bluetooth, and USB. They connect to the Internet via Ethernet or cellular data network. We provide IoT platforms that enable centralized device management and push digital services on a massive scale. Our smart devices include water sensor, environment sensor, entry sensor, smart plug, siren, body temperature pad, a care wristwatch and tracking devices.

We also offer smart power technology for office buildings, schools, shopping centers, hotels, hospitals, and smart city projects. Our smart power hardware is equipped with an RS485 communication interface allowing the meters to be connected to various third-party SCADA software for monitoring and control purposes. This line of products includes smart power, water meter, smart lighting controls systems, and smart payment system.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (fka MEGAsys and dba Iveda Taiwan), a company based in Taiwan. We consolidate our financial statements with the financial statements of Iveda Taiwan. All intercompany balances and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of Cerebro, our software technology platform. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the years ended December 31, 2023 and 2022.

Basis of Accounting Preparation

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company has concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products or completion of contracted scope of service, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligations are satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Contract costs include all direct material, subcontractors, labor costs, and equipment costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Profit incentives are included in revenues when their realization is reasonably assured. Claims are included in revenues when realization is probable and the amount can be reliably estimated.

●	The majority of Iveda US hardware sales are to international customers and are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells software that includes licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, if the license is paid yearly the revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. 85% of the total accounts receivable at March 31, 2024 was from one customer out of a total of 25 customer accounts receivable accounts. This specific customer was Chunghwa Telecom. 50% of the total accounts receivable at December 31, 2023 was from one customer out of a total of 24 customer accounts receivable accounts. This specific customer was Chunghwa Telecom.

Revenue from three customers out of 69 total customers represented approximately 50% of total revenue for the three months ended March 31, 2024. These specific customers were 1) Chunghwa Telecom (Taiwan company) with 19%, 2) Claro Enterprise Solutions with 17% (US Company) and 3) Security Integration & Consultant Technology CO., LTD with 14% (Taiwan Company).

Revenue from two customers out of 65 total customers represented approximately 48% of total revenue for the year ended December 31, 2023. These specific customers were 1) YOU MING HUEI CO. LTD with 25%, 2) Chicony Power Technology Co Ltd with 23%, (both Taiwan companies).

No other customers represented greater than 10% of total revenues in the year ended December 31, 2023.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of March 31, 2024 and December 31, 2023, respectively, an allowance for uncollectible accounts of $0 and $0 was deemed necessary for our consolidated Accounts Receivable.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

Other current assets represent cash paid in advance to vendors for service coverage extending into subsequent periods.

Inventories

We do not manufacture product hence all of our inventory is finished goods to be sold or used in installation process. We review our inventories for excess or obsolete products based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 and $0, as of March 31, 2024 and December 31, 2023, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2024 and 2023 were $7,900 and $5,030, respectively.

Other Assets

Other assets consist of long-term deposits related to the leases of Iveda Taiwan’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During the three months ended March 31, 2024 and the year ended December 31, 2023, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the three months ended March 31, 2024 and for the year ended December 31, 2023.

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

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	March 31, 2024 (Unauditied)	December 31, 2023 (Unauditied)

Accounts Payable	$269,867	$179,949
Accrued Expenses	783,370	900,928
Deferred Revenue, Customer Deposits, & Taxes Payable	48,254	29,211
Accounts and Other Payables Total	$1,101,491	$1,110,087

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Non-Controlling Interests

Non-controlling interests in the Company’s Condensed Consolidated Financial Statements represent the interest in subsidiaries held by our venture partners. The venture partners hold a 60% noncontrolling interest in the Company’s consolidated subsidiary Iveda Phils, Inc. located in the Philippines. Since the Company consolidates the financial statements of all wholly-owned and controlled subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income or loss attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2023 and 2022, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” Therefore, no compensation expense is recognized for these awards in accordance with ASC 718. We recognized no stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.

Cost of Financing

Cost of Financing consists of legal and accounting charges related to finance offerings as an offset to additional paid in capital.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2024 and December 31, 2023. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and bank loans. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	Net Revenue for the three months ended March 31, 2024 (unaudited)	Net Revenue for the three months ended March 31, 2023 (unaudited)
United States	$84,707	$226,657
Republic of China (Taiwan)	$263,569	$1,978,507

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

Reclassification

Certain amounts in 2023 have been reclassified to conform to the 2024 presentation.

New Accounting Standards

Financial Instruments - Credit Losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses on financial instruments later codified as Accounting Standard codification (“ASC 326”), effective January 1, 2023, using a modified retrospective approach. The guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. There was no significant impact on the date of adoption of ASC 326.

Under ASC 326, Accounts receivable is recorded at the invoiced amount, net of allowance for expected credit losses. The Company’s primary allowance for credit losses is the allowance for doubtful accounts. The allowance for doubtful accounts reduces the Account receivable balance to the estimated net realizable value. The Company regularly reviews the adequacy of the allowance for credit losses based on a combination of factors. In establishing any required allowance, management considers historical losses adjusted for current market conditions, the Company’s customers financial condition, the amount of any receivables in dispute, the current receivables aging, current payment terms and expectations of forward-looking loss estimates.

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

The allowance for doubtful accounts related to Unicorns non-cash receivables is subject to uncertainty because the fair value of the underlying private company options, warrants or shares could change subsequent to the initial determination of fair value and before receipt of the related option, warrant or share certificates. In addition, unforeseen circumstances could arise after contract inception which could impact the customer’s intent or ability to pay. Because the value of any one of the receivables associated with Unicorn’s contracts may be material, changes such as these could have a material effect on the Company’s future financial condition, results of operations and cash flows.

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	March 31, 2024 (Unaudited)	December 31, 2023 (Unaudited)

Loan from Shanghai Bank at 1%-3.06% interest rate per annum. Due in January 2024 and July 2024.		88,032
Loan from HuaNam Bank at 3.44% interest rate per annum. Due in May 2024.	93,920	97,777
Loan from ChangHwa Bank at 3% interest rate per annum. Due in November 2024.	156,534	162,962
Loan Agreement with Shanghai Bank at 2.94% interest rate per annum due September 2023.		-
Balance at end of period	$250,454	$348,771

Long-term debt balances were as follows:

	March 31, 2024 (Unaudited)	December 31, 2023 (Unaudited)

Loans from Shanghai Bank with interest rates 2.09% per annum due January 2029	605,284	-

Current Portion of Long-term debt	(125,227)

Balance at end of period	$480,036	$-

Annual maturities of long-term debt during the next five years are as follows:	Amount Maturity
2025	$125,227
2026	125,227
2027	125,227
2028	125,227
2029	10,434
Thereafter	0
Total	$511,342

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

NOTE 5 EQUITY

Common Stock

We are authorized to issue up to 37,500,000 shares of common stock, par value $0.00001 per share. All outstanding shares of our common stock are of the same class and have equal rights and attributes. The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of our company. Our common stock does not have cumulative voting rights. Persons who hold a majority of the outstanding shares of our common stock are entitled to vote on the election of directors can elect all of the directors who are eligible for election. Holders of our common stock are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors. In the event of liquidation, dissolution, or winding up of our company, subject to the preferential liquidation rights of any series of preferred stock that we may from time to time designate, the holders of our common stock are entitled to share ratably in all of our assets remaining after payment of all liabilities and preferential liquidation rights. Holders of our common stock have no conversion, exchange, sinking fund, redemption, or appraisal rights (other than such as may be determined by the Board of Directors in its sole discretion) and have no preemptive rights to subscribe for any of our securities.

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

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 1,250,000 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2023 there were 941,875 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Form S-8 filed on October 7, 2022 (No. 333- 267792).

As of March 31, 2024 and December 31, 2023, there were 1,299,750 and 1,301,000 options outstanding, respectively, under all the option plans. For the three months ended March 31, 2024 there were no options granted and 1,250 options cancelled.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At March 31, 2024 and December 31, 2023, we had approximately $62,000 unrecognized stock-based compensation.

NOTE 7 INCOME TAXES

Taiwan (Republic of China) Corporate Tax

Sole-Vision Technologies, Inc. (dba Iveda Taiwan) is a subsidiary of the Company which is operating in Taiwan as a profit-seeking enterprise. Its applicable corporate income tax rate is 17%. In addition, Taiwan’s corporate tax system allows the government to levy a 10% profit retention tax on undistributed earnings for the prior year. This tax will not be provided if the company distributed the earnings before the end of the fiscal year.

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

NOTE 8 EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three months ended March 31, 2024 and 2023 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023.

	Three months ended March 31, 2024 (Unaudited)	Three months ended March 31, 2023 (Unaudited)

Basic and Diluted EPS
Net Loss	$(1,108,198)	$(550,263)
Weighted Average Shares	16,169,891	15,289,689
Basic and Diluted Loss Per Share	$(0.07)	$(0.04)

NOTE 9 COMMITMENTS AND CONTINGENCIES

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Siemens, Shihlin Electric & Engineering Corporation, and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of March 31, 2024 is $360,857.

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss will be incurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter. There are no such cases as of March 31, 2024.

NOTE 10 SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the financial statements were available for issuance are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure.

Item 2.	Financial Information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Form 10-Q Quarterly Report.

Note Regarding Forward-Looking Information

This Report on Form 10-Q Quarterly Report contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q Quarterly Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investment, or elsewhere in this Report on Form 10-Q Quarterly Report or discussed in our consolidated financial statements for the year ended December 31, 2023, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

IvedaAI works with any ONVIF-compliant IP cameras and most popular NVR/VMS (Video Management System) platforms, enabling accurate search across dozens to thousands of cameras in less than one second. IvedaAI products are designed to maximize efficiency, save time, and cut cost. Instead of watching hours of video recording after-the-fact, users can set up alerts.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our consolidated financial statements for the year ended December 31, 2023. Such policies are unchanged.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations for the Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Net Revenue

We recorded net consolidated revenue of $0.35 million for the three months ended March 31, 2024, compared with $2.21 million for the three months ended March 31, 2023, a decrease of ($1.78 million), or (84%). For the three months ended March 31, 2024, our service revenue was $0.12 million, or 35% of net revenue, and our equipment sales and installation revenue was $0.23 million, or 65% of net revenue. For the three months ended March 31, 2023, our service revenue was $.0.20 million, or 9% of consolidated net revenue, and our equipment sales and installation revenue was $2.0 million, or 91% of net revenue. The decrease in total revenue in 2024 compared with the same period in 2023 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts.

Cost of Revenue

Total cost of revenue was $0.16 million (48% of revenue; gross margin of 52%) for the three months ended March 31, 2024, compared with $01.72 million (78% of revenue; gross margin of 22%) for the three months ended March 31, 2023, a decrease of ($1.55 million), or (90%). The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The increase in overall gross margin was primarily attributed to the higher margin service revenue.

Operating Expenses

Operating expenses were $1.34 million for the three months ended March 31, 2024, compared with $1.04 million for the three months ended March 31, 2023, an increase of $0.31 million, or 29%. This net increase in operating expenses in 2024 compared with 2023 is due primarily to a ramp up in investor relations in the US based operations related to maintaining NASDAQ compliance.

Loss from Operations

Loss from operations increased to $1.16 million for the three months ended March 31, 2024, compared with $0.55 million for the three months ended March 31, 2023, an increase of $0.61 million, or 111%. A majority of the increase in loss from operations was primarily due to decreased net revenues and increased investor relations costs.

Other Expense-Net

Other income (expense)-net was $73,628 of net other income for the three months ended March 31, 2024, compared with $19,398 of net other expense for the three months ended March 31, 2023, an increase of $54,230 of other income, or 280%. The majority of the other income for 2024 was interest income from cash in the bank.

Non-Controlling Interest of Joint Venture

Non-Controlling Interest of the Philippines Joint Venture net loss was $10,502 for the three months ended March 31, 2024.

Net Loss

Net loss was $1.1 million for the three months ended March 31, 2024, compared with $0.55 million for the three months ended March 31, 2023. The increase of $0.56 million, or 101%, in net loss was primarily due to decreased net revenues and increased investor relations costs.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $3.9 million compared to $4.8 million as of December 31, 2023. This decrease in our cash and cash equivalents for the three months ended March 31, 2024 is related to the operating losses during the three months ended March 31, 2024. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the three months ended March 31, 2024 was ($1.11) million compared to $0.17 million net cash provided during the three months ended March 31, 2023. Net cash used in operating activities for the three months ended March 31, 2024 consisted primarily of the net loss of ($1.11) million. Other factors for the three months ended March 31, 2024 included ($0.30) million cash used from the increase of inventory and other current assets offset by cash provided by decrease $0.07 million of accounts receivable. Net cash provided by operating activities for the three months ended March 31, 2023 consisted primarily of the $0.72 million net collection of accounts receivable offset by net loss of ($0.55) million. Other factors for the three months ended March 31, 2023 included $0.35 million cash provided from the reduction of inventory and other current assets offset by cash used to decrease $0.33 million of accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2024 was $0.19 million consisting primarily of the development of additional IvedaAI platforms. Net cash used by investing activities during the three months ended March 31, 2023 was $0.18 million consisting primarily of the development of additional IvedaAI platforms.

Net cash provided by financing activities for the three months ended March 31, 2024 was $0.52 million compared with $1.07 million provided during the three months ended March 31, 2023. Net cash provided by financing activities in 2024 of $0.52 million is primarily a result of the proceeds from bank loans in Taiwan for the three months ended March 31, 2024. The cash provided for the three months ended March 31, 2023 is related primarily to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 million offset by $0.25 payments against short and long term loans in Taiwan during the three months ended March 31, 2023.

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

Substantially all of our cash is deposited in three financial institutions, two in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (“Central Deposit Insurance Corporation”) with maximum coverage of NTD $3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the three months ended March 31, 2024 and year ended December 31, 2023. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the three months ended March 31, 2024 and year ended December 31, 2023. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There is inadequate knowledge of technical accounting and SEC reporting process in the Company. The Company is filing financial statements with the Securities Exchange Commission (SEC) under accounting principles generally accepted in the United States of America (“US GAAP”). The Company needs enough accounting personnel to perform all accounting functions and that have appropriate experience in financial reporting under US GAAP. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2023, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Set forth below are the sales of all securities by the Company during the quarter ended March 31, 2024, which were not registered under the Securities Act. The Company believes that each of such issuances was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: May 20, 2024	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

