Form 10-Q
period 2024-06-30
Iveda Solutions, Inc.
filed 2024-08-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market LLC

Class	Outstanding as of August 14, 2024
Common Stock, $0.00001 par value per share	16,269,891

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,857,423	$4,754,597
Restricted Cash	125,668	129,778
Accounts Receivable, Net	1,059,391	281,049
Inventory, Net	770,009	324,515
Other Current Assets	517,152	435,581
Total Current Assets	5,329,643	5,925,520

Property and Equipment, Net	1,177,452	891,187
Other Assets	248,190	444,723

Total Assets	$6,755,285	$7,261,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,678,335	$1,110,087
Short Term Debt	276,889	348,771
Current Portion of Long-Term Debt	123,062	-
Total Current Liabilities	2,078,286	1,458,858

Long-term Debt	440,971	-

Total Liabilities	2,519,257	1,458,858

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common Stock, $0.00001 par value; 37,500,000 shares authorized; 16,269,891 and 16,169,891 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	163	162
Additional Paid-In Capital	54,177,542	54,065,633
Non-controlling Interest	(119,670)	(99,048)
Accumulated Other Comprehensive Loss	(277,736)	(222,380)
Accumulated Deficit	(49,544,271)	(47,941,795)
Total Stockholders’ Equity	4,236,028	5,802,572

Total Liabilities and Stockholders’ Equity	$6,755,285	$7,261,430

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended June 30, 2024	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023

REVENUE
Equipment Sales	$1,445,350	$2,315,997	$1,672,388	$4,320,215
Service Revenue	88,705	75,770	208,433	276,717

TOTAL REVENUE	1,534,055	2,391,767	1,880,821	4,596,932

COST OF REVENUE	1,032,877	2,110,618	1,197,763	3,829,109

GROSS PROFIT	501,178	281,149	683,058	767,823

OPERATING EXPENSES
General & Administrative	1,015,368	1,101,400	2,358,231	2,139,031
Total Operating Expenses	1,015,368	1,101,400	2,358,231	2,139,031

LOSS FROM OPERATIONS	(514,190)	(820,251)	(1,675,173)	(1,371,208)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	471	(22,410)	25,787	(22,358)
Interest Income	15,420	28,237	68,015	48,099
Interest Expense	(5,224)	(3,028)	(9,509)	(3,545)

Total Other Income (Expense)	10,667	2,799	84,293	22,196

LOSS BEFORE INCOME TAXES	(503,523)	(817,452)	(1,590,880)	(1,349,012)

BENEFIT (PROVISION) FOR INCOME TAXES	(1,251)	113	(32,595)	(18,590)

NET LOSS	$(504,774)	$(817,339)	$(1,623,475)	$(1,367,602)
Net Loss attributable to the Non-Controlling Interest	(10,496)	(59,967)	(20,999)	(59,967)

NET LOSS ATTRIBUTABLE TO IVEDA SOLUTIONS, INC.	$(494,278)	$(757,372)	$(1,602,476)	$(1,307,635)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)	$(0.10)	$(0.08)

WEIGHTED AVERAGE SHARES	16,243,225	15,941,265	16,206,558	15,926,952

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS (Unaudited)

	For the Three Months ended June 30, 2024	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023

Net Loss Attributable to Iveda Solutions, Inc.	$(494,278)	$(757,372)	$(1,602,476)	$(1,307,635)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	(20,558)	(21,050)	(55,356)	(21,724)

Comprehensive Loss	$(514,836)	$(778,422)	(1,657,832)	(1,329,359)

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Common Stock Amount	Preferred Shares	Additional Paid-in-Capital		Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive (loss)	Total Stockholders’ Equity(Deficit)

BALANCE AT December 31, 2022	15,066,739	$150	0		$52,496,914	$(44,706,671)	$-	$(220,643)	$7,569,750

Exercise of warrants issued August 2022	945,900	9			1,322,876				1,322,885

Net Loss		-				(550,263)			(550,263)
Comprehensive Loss								(674)	(674)

BALANCE AT March 31, 2023 (UNAUDITED)	16,012,639	$159	0		$53,819,790	$(45,256,934)	$-	$(221,317)	$8,341,698

Common Stock for Services	28,626	1			37,499				37,500

Non-controlling Interest							(59,967)		(59,967)
Net Loss						(757,372)			(757,372)
Comprehensive Loss								(21,050)	(21,050)

BALANCE AT June 30, 2023 (UNAUDITED)	16,041,265	$160	0		$53,857,289	$(46,014,306)	$(59,967)	$(242,367)	$7,540,809

BALANCE AT December 31, 2023	16,169,891	$162	-	$54,065,633		$(47,941,795)	$(99,048)	$(222,380)	$5,802,572

Cost of Financing					(3,690)				(3,690)

Non-controlling Interest							(10,812)		(10,812)

Net Loss		-				(1,108,198)			(1,108,198)
Comprehensive Loss								(34,798)	(34,798)
BALANCE AT March 31, 2024 (UNAUDITED)	16,169,891	$162	0		$54,061,943	$(49,049,994)	$(109,860)	$(257,178)	$4,645,074

Common Stock for Services	100,000	1			89,999				90,000

Stock Option Compensation					25,600				25,600

Non-controlling Interest							(9,810)		(9,810)
Net Loss		-				(494,278)			(494,278)
Comprehensive Loss								(20,558)	(20,558)

BALANCE AT June 30, 2024 (UNAUDITED)	16,269,891	$163	0	$54,177,542		$(49,544,271)	$(119,670)	$(277,736)	$4,236,028

See accompanying Notes to Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2024 AND 2023 (Unaudited)

	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,602,476)	$(1,307,635)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities
Depreciation and Amortization	15,806	7,191
Stock Compensation Expense	25,600	-
Common Stock for Services	90,000	-
Changes in operating assets and liabilities
Accounts Receivable	(807,853)	982,419
Inventory	(466,943)	217,085
Other Current Assets	(90,911)	136,909
Other Assets	174,979	(8,219)
Increase (Decrease) in Accounts and Other Payables	657,858	763,400
Net Cash Provided By (Used in) Operating Activities	(2,003,940)	791,150

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(302,726)	(439,708)
Net Cash Used in Investing Activities	(302,726)	(439,708)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) Short-Term Notes Payable/Debt	(53,361)	(104,046)
Proceeds from (Payments to) Long-Term Debt	575,127	(256,126)
Common Stock Issued, Net of (Cost of Capital)	(3,690)	1,360,385

Net Cash Provided by Financing Activities	518,076	1,000,213

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(112,694)	(64,670)

NET INCREASE (DECREASE) IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	(1,901,284)	1,286,985

Cash , Restricted Cash and Cash Equivalents- Beginning of Period	4,884,375	7,441,622

CASH, RESTRICTED CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,983,091	$8,728,607

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDING JUNE 30, 2024 AND 2023 (Unaudited)

	June 30, 2024	June 30, 2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$9,509	$3,545
Income Tax Paid	$20,251	$18,590

See accompanying Notes to Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

●	Quality and Maintenance Exams: vumastAR has the power to assist with critical measuring of carcinogenic chemical compound levels, electrical wiring, and welding inspections.
●	Factory and Line Work: Fast and accurate machine recognition enables itemized counting, inventory audits, and assembly kitting.
●	Pharma: Accurately identify and quantify medication, greatly reducing the manual labor of counting pills while eliminating human error.
●	Supply Chain: Detect defects and anomalies for improved accuracy, increasing the bottom line by actively reducing lost revenue incurred from manual mistakes.
●	Manufacturing: Digitalize meter and gauge reading and monitoring, as well as part number identification, with the ability to turn analog information into digital data.
●	Transportation: Enhance safety and security for operations including loading and unloading tanker trucks, protecting both personnel and products/equipment.
●	Retail: Ensure correct item identification and organization, providing increased accuracy for retail checkout and product categorization, ultimately impacting revenue streams.

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

User/Group permission control & flight data management

Failsafe alarm and FPV gimbal control

Insight

Automated orthorectified service of imagery (2D/3D)

AI technology for inspecting natural disasters, vehicle & pedestrian tracking, and energy facilities inspection.

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

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, consisting primarily of Cerebro, our software technology platform. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not record any impairment losses for the three and six months ended June 30, 2024 and 2023.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. 87% of the total accounts receivable at June 30, 2024 was from two customers out of a total of 25 customer accounts receivable accounts. The specific customers were Chunghwa Telecom (48%) and HWACOM Systems Inc. (39%). 50% of the total accounts receivable at December 31, 2023 was from one customer out of a total of 24 customer accounts receivable accounts. This specific customer was Chunghwa Telecom.

Revenue from three customers out of 70 total customers represented approximately 87% of total revenue for the three months ended June 30, 2024. These specific customers were 1) HWACOM Systems Inc. (Taiwan company) with 39%, 2) Chunghwa Telecom (Taiwan company) with 29%, and 3) Claro Enterprise Solutions with 19% (US Company). Revenue from one customer out of 62 total customers represented approximately 68% of total revenue for the three months ended June 30, 2023. The specific customer was YOU MING HUEI CO. LTD. (Taiwan company).

Revenue from three customers out of 69 total customers represented approximately 78% of total revenue for the six months ended June 30, 2024. These specific customers were 1) HWACOM Systems Inc. (Taiwan company) with 33%, 2) Chunghwa Telecom (Taiwan company) with 27%, and 3) Claro Enterprise Solutions with 18% (US Company). Revenue from three customers out of 65 total customers represented approximately 63% of total revenue for the six months ended June 30, 2023. These specific customers were 1) YOU MING HUEI CO. LTD. (Taiwan company) with 35% and 2) Chicony Power Technology Co., Ltd. (Taiwan company) with 28%.

No other customers represented greater than 10% of total revenues in the three months and six months ended June 30, 2024 and three months and six months ended June 30, 2023.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of June 30, 2024 and December 31, 2023, respectively, an allowance for uncollectible accounts of $0 and $0 was deemed necessary for our consolidated Accounts Receivable.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

	June 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)

Prepaid Expenses	$215,791	$236,098
Advances to Suppliers	115,827	115,827
Tender Deposits	177,780	83,656
Other	7,754
Other Current Assets	$517,152	$435,581

Inventories

We do not manufacture product hence all of our inventory is finished goods to be sold or used in installation process. We review our inventories for excess or obsolete products based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 and $0, as of June 30, 2024 and December 31, 2023, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the three and six months ended June 30, 2024 were $7,906 and $15,806, respectively. Depreciation expense for the three and six months ended June 30, 2023 were $2,161 and $7,191, respectively.

Other Assets

Other assets consist of long-term deposits related to the leases of Iveda Taiwan’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During the six months ended June 30, 2024 and six months ended June 30, 2023, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the six months ended June 30, 2024 and for the six months ended June 30, 2023.

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

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	June 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)

Accounts Payable	$831,136	$179,949
Accrued Expenses	746,636	900,928
Deferred Revenue, Customer Deposits, & Taxes Payable	100,563	29,211
Accounts and Other Payables Total	$1,678,335	$1,110,087

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Non-Controlling Interests

Non-controlling interests in the Company’s Condensed Consolidated Financial Statements represent the interest in subsidiaries held by our venture partners. The venture partners hold a 60% noncontrolling interest in the Company’s consolidated subsidiary Iveda Phils, Inc. located in the Philippines. Since the Company consolidates the financial statements of all wholly-owned and controlled subsidiaries, the noncontrolling owners’ share of each subsidiaries’ results of operations are deducted from net income or loss in the Condensed Consolidated Statements of Operations.

Stock-Based Compensation

We record stock based compensation in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of June 30, 2024 and 2023, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” We recognized $25,600 and $25,600 stock-based compensation expense for the three and six months ended June 30, 2024 and no stock- based compensation expense for three and six months ended June 30, 2023.

Cost of Financing

Cost of Financing consists of legal and accounting charges related to finance offerings as an offset to additional paid in capital.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2024 and December 31, 2023. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and bank loans. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues and net assets (liabilities) for other significant geographic regions are as follows:

	Net Revenue for the six months ended June 30, 2024 (unaudited)	Net Revenue for the six months ended June 30, 2023 (unaudited)
United States	$315,059	$557,308
Republic of China (Taiwan)	$1,565,762	$4,039,624

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

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	June 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)

Loan from Shanghai Bank at 1%-3.2% interest rate per annum. Due in January 2024 and January 2025.	30,765	88,032
Loan from HuaNam Bank at 3.4% interest rate per annum. Due in May 2024 and December 2024.	92,296	97,777
Loan from ChangHwa Bank at 3.3% interest rate per annum. Due in November 2024.	153,827	162,962
Balance at end of period	$276,889	$348,771

Long-term debt balances were as follows:

	June 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)

Loans from Shanghai Bank with interest rates 2.09% per annum due January 2029	564,033	-

Current Portion of Long-term debt	(123,062)

Balance at end of period	$440,971	$-

Annual maturities of long-term debt during the next five years are as follows:	Amount Maturity
July 1, 2024 – December 31, 2024	$52,691
2025	125,227
2026	125,227
2027	125,227
2028	125,227
2029	10,434
Thereafter	0
Total	$564,033

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

NOTE 5 COMMON STOCK

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

As of June 30, 2024 and December 31, 2023, there were 1,175,500 and 1,301,000 options outstanding, respectively, under all the option plans. For the three and six months ended June 30, 2024 there were 12,000 and 12,000 options granted, respectively, and 136,250 and 137,500 options cancelled, respectively. For the three and six months ended June 30, 2023 there were no options granted, respectively, and 8,125 and 9,375 options cancelled, respectively.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At June 30, 2024 and December 31, 2023, we had approximately $62,000 unrecognized stock-based compensation.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three and six months ended June 30, 2024 and 2023 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30, 2024 (Unaudited)	Three months ended June 30, 2023 (Unaudited)

Basic and Diluted EPS
Net Loss	$(494,278)	$(757,372)
Weighted Average Shares	16,243,225	15,941,265
Basic and Diluted Loss Per Share	$(0.03)	$(0.05)

	Six months ended June 30, 2024 (Unaudited)	Six months ended June 30, 2023 (Unaudited)

Basic and Diluted EPS
Net Loss	$(1,602,476)	$(1,307,635)
Weighted Average Shares	16,206,558	15,926,952
Basic and Diluted Loss Per Share	$(0.10)	$(0.08)

NOTE 9 COMMITMENTS AND CONTINGENCIES

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Siemens, Shihlin Electric & Engineering Corporation, and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of June 30, 2024 is $332,467.

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss will be incurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter. There are no such cases as of June 30, 2024.

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

Results of Operations for the Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Net Revenue

We recorded net consolidated revenue of $1.53 million for the three months ended June 30, 2024, compared with $2.39 million for the three months ended June 30, 2023, a decrease of ($0.86 million), or (36%). For the three months ended June 30, 2024, our service revenue was $0.89 million, or 6% of net revenue, and our equipment sales and installation revenue was $1.45 million, or 94% of net revenue. For the three months ended June 30, 2023, our service revenue was $0.08 million, or 3% of consolidated net revenue, and our equipment sales and installation revenue was $2.32 million, or 97% of net revenue. The decrease in total revenue in 2024 compared with the same period in 2023 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts.

Cost of Revenue

Total cost of revenue was $1.03 million (67% of revenue; gross margin of 33%) for the three months ended June 30, 2024, compared with $2.11 million (88% of revenue; gross margin of 12%) for the three months ended June 30, 2023, a decrease of ($1.07 million), or (51%). The decrease in cost of revenue was primarily driven by decreased Iveda Taiwan revenue. The increase in overall gross margin was primarily attributed to the higher margin equipment and service revenue for new customers.

Operating Expenses

Operating expenses were $1.02 million for the three months ended June 30, 2024, compared with $1.10 million for the three months ended June 30, 2023, a decrease of ($0.08) million, or (8%). This net decrease in operating expenses in 2024 compared with 2023 is due primarily to no significant investor relations campaigns in the US based operations during this period.

Loss from Operations

Loss from operations decreased to $0.51 million for the three months ended June 30, 2024, compared with $0.82 million for the three months ended June 30, 2023, a decrease of $0.31 million, or 37%. A majority of the decrease in loss from operations was primarily due to increased gross margins and reduction in operating expenses.

Other Expense-Net

Other income (expense)-net was $10,666 of net other income for the three months ended June 30, 2024, compared with $2,798 of net other expense for the three months ended June 30, 2023, an increase of $7,868 of other income, or 281%. The majority of the other income for 2024 was interest income from cash in the bank.

Non-Controlling Interest of Joint Venture

Non-Controlling Interest of the Philippines Joint Venture was $10,497 for the three months ended June 30, 2024 compared to $59,967 for the three months ended June 30, 2023. The reduction is attributed to less pre-revenue expenses in 2024 versus the initial travel and presentation expenses of 2023 to various cities in the Philippines.

Net Loss

Net loss was $0.49 million for the three months ended June 30, 2024, compared with $0.76 million for the three months ended June 30, 2023. The decrease of $0.27 million, or 35%, in net loss was primarily due to increased gross margins and reduction in operating expenses.

Results of Operations for the Six months Ended June 30, 2024 Compared with the Six months Ended June 30, 2023

Net Revenue

We recorded net consolidated revenue of $1.88 million for the six months ended June 30, 2024, compared with $4.60 million for the six months ended June 30, 2023, a decrease of ($2.71 million), or (59%). For the six months ended June 30, 2024, our service revenue was $0.21 million, or 11% of net revenue, and our equipment sales and installation revenue was $1.67 million, or 89% of net revenue. For the six months ended June 30, 2023, our service revenue was $0.28 million, or 6% of consolidated net revenue, and our equipment sales and installation revenue was $4.3 million, or 94% of net revenue. The decrease in total revenue in 2024 compared with the same period in 2023 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts.

Cost of Revenue

Total cost of revenue was $1.20 million (64% of revenue; gross margin of 36%) for the six months ended June 30, 2024, compared with $3.83 million (83% of revenue; gross margin of 17%) for the six months ended June 30, 2023, a decrease of ($2.63 million), or (69%). The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The increase in overall gross margin was primarily attributed to the higher margin service revenue.

Operating Expenses

Operating expenses were $2.36 million for the six months ended June 30, 2024, compared with $2.14 million for the six months ended June 30, 2023, an increase of $0.22 million, or 10%. This net increase in operating expenses in 2024 compared with 2023 is due primarily to a ramp up in investor relations in the US based operations related to maintaining NASDAQ compliance.

Loss from Operations

Loss from operations increased to $1.68 million for the six months ended June 30, 2024, compared with $1.37 million for the six months ended June 30, 2023, an increase of $0.31 million, or 22%. A majority of the increase in loss from operations was primarily due to decreased net revenues and increased investor relations costs.

Other Expense-Net

Other income (expense)-net was $84,294 of net other income for the six months ended June 30, 2024, compared with $22,197 of net other expense for the six months ended June 30, 2023, an increase of $62,097 of other income, or 280%. The majority of the other income for 2024 was interest income from cash in the bank.

Non-Controlling Interest of Joint Venture

Non-Controlling Interest of the Philippines Joint Venture was $20,999 for the six months ended June 30, 2024 compared to $59,967 for the six months ended June 30, 2023. The reduction is attributed less pre-revenue expenses in 2024 versus the initial travel and presentation expenses of 2023 to various cities in the Philippines.

Net Loss

Net loss was $1.60 million for the six months ended June 30, 2024, compared with $1.31 million for the six months ended June 30, 2023. The increase of $0.29 million, or 23%, in net loss was primarily due to decreased net revenues and increased investor relations costs.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $2.9 million compared to $4.8 million as of December 31, 2023. This decrease in our cash and cash equivalents for the six months ended June 30, 2024 is related to the operating losses during the six months ended June 30, 2024. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the six months ended June 30, 2024 was ($2.0) million compared to $0.79 million net cash provided during the six months ended June 30, 2023. Net cash used in operating activities for the six months ended June 30, 2024 consisted primarily of the net loss of ($1.6) million. Other factors for the six months ended June 30, 2024 included ($0.55) million cash used from the increase of inventory and other current assets and by the increase of ($0.81) million of accounts receivable. Net cash provided by operating activities for the six months ended June 30, 2023 consisted primarily of the $0.98 million net collection of accounts receivable offset by net loss of ($1.3) million. Other factors for the six months ended June 30, 2023 included $0.35 million cash provided by the decrease of inventory and other current assets and the increase of $0.76 million of accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2024 was $0.30 million consisting primarily of the development of additional IvedaAI platforms. Net cash used by investing activities during the six months ended June 30, 2023 was $0.44 million consisting primarily of the development of additional IvedaAI platforms.

Net cash provided by financing activities for the six months ended June 30, 2024 was $0.52 million compared with $1.0 million provided during the six months ended June 30, 2023. Net cash provided by financing activities in 2024 of $0.52 million is primarily a result of the proceeds from bank loans in Taiwan for the six months ended June 30, 2024. The cash provided for the six months ended June 30, 2023 is related primarily to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.3 million offset by $0.35 million payments against short and long term loans in Taiwan during the six months ended June 30, 2023.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the six months ended June 30, 2024 and year ended December 31, 2023. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the six months ended June 30, 2024 and year ended December 31, 2023. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Between April 1, 2024 and June 30, 2024 the Company issued 100,000 shares of restricted common stock for services valued at $90,000.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: August 14, 2024	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)