Form 10-Q
period 2024-09-30
Iveda Solutions, Inc.
filed 2024-11-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market LLC

Class	Outstanding as of November 13, 2024
Common Stock, $0.00001 par value per share	2,658,071

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,598,012	$4,754,597
Restricted Cash	32,933	129,778
Accounts Receivable, Net	2,158,971	281,049
Inventory, Net	1,295,633	324,515
Other Current Assets	548,312	435,581
Total Current Assets	7,633,861	5,925,520

Property and Equipment, Net	76,988	98,575
Intangible Asset, Net	1,131,962	792,612
Other Assets	219,280	444,723

Total Assets	$9,062,091	$7,261,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$2,701,427	$1,110,087
Short Term Debt	283,473	348,771
Current Maturities of Long-Term Debt	125,988	-
Total Current Liabilities	3,110,888	1,458,858

Long-term Debt	419,960	-

Total Liabilities	3,530,848	1,458,858

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common Stock, $0.00001 par value; 4,687,500 shares authorized; 2,408,071 and 2,021,237 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	24	20
Additional Paid-In Capital	56,012,141	54,065,775
Non-controlling Interest	(132,605)	(99,048)
Accumulated Other Comprehensive Loss	(249,035)	(222,380)
Accumulated Deficit	(50,099,282)	(47,941,795)
Total Stockholders’ Equity	5,531,243	5,802,572

Total Liabilities and Stockholders’ Equity	$9,062,091	$7,261,430

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2024	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023

REVENUE
Equipment Sales	$2,336,590	$785,065	$4,008,978	$5,105,280
Service Revenue	61,573	87,697	270,005	364,413

TOTAL REVENUE	2,398,163	872,762	4,278,983	5,469,693

COST OF REVENUE	1,987,681	731,062	3,185,444	4,560,171

GROSS PROFIT	410,482	141,700	1,093,539	909,522

OPERATING EXPENSES
General & Administrative	1,012,319	1,048,549	3,370,549	3,187,581
Total Operating Expenses	1,012,319	1,048,549	3,370,549	3,187,581

LOSS FROM OPERATIONS	(601,837)	(906,849)	(2,277,010)	(2,278,058)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	8,370	248	34,157	(22,110)
Interest Income	24,904	56,361	92,920	104,460
Interest Expense	(5,911)	(2,306)	(15,420)	(5,850)

Total Other Income (Expense), Net	27,363	54,303	111,657	76,500

LOSS BEFORE INCOME TAXES	(574,474)	(852,546)	(2,165,353)	(2,201,558)

BENEFIT (PROVISION) FOR INCOME TAXES	132	206	(32,464)	(18,384)

NET LOSS	$(574,342)	$(852,340)	$(2,197,817)	$(2,219,942)
Net Loss attributable to the Non-Controlling Interest	19,331	23,522	40,330	83,489

NET LOSS ATTRIBUTABLE TO IVEDA SOLUTIONS, INC.	$(555,011)	$(828,818)	$(2,157,487)	$(2,136,453)
BASIC AND DILUTED LOSS PER SHARE	$(0.26)	$(0.41)	$(1.05)	$(1.07)

WEIGHTED AVERAGE SHARES	2,115,307	2,005,159	2,055,649	2,008,737

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended September 30, 2024	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023

Net Loss Attributable to Iveda Solutions, Inc.	$(555,011)	$(828,818)	$(2,157,487)	$(2,136,453)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	28,701	(32,495)	(26,655)	(54,219)

Comprehensive Loss	$(526,310)	$(861,313)	(2,184,142)	(2,190,672)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
		Common	Additional		Non-	Other	Total
	Common	Stock	Paid-in-	Accumulated	Controlling	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit	Interest	(Loss)	Equity

BALANCE AT December 31, 2022	1,883,342	$19	$52,497,045	$(44,706,671)	-	$(220,643)	$7,569,750

Exercise of warrants issued August 2022	118,238	1	1,322,884	-	-	-	1,322,885

Net Loss		-	-	(550,263)	-	-	(550,263)
Comprehensive Loss	-	-	-	-	-	(674)	(674)

BALANCE AT March 31, 2023	2,001,580	$20	$53,819,929	$(45,256,934)	-	$(221,317)	$8,341,698

Common Stock for Services	3,578	-	37,500	-	-	-	37,500

Non-controlling Interest	-	-	-	-	(59,967)	-	(59,967)
Net Loss				(757,372)			(757,372)
Comprehensive Loss	-	-	-	-	-	(21,050)	(21,050)

BALANCE AT June 30, 2023	2,005,158	$20	$53,857,429	$(46,014,306)	$(59,967)	$(242,367)	$7,540,809
Common Stock for Services	3,578	-	24,046	-	-	-	24,046
Non-controlling Interest	-	-	-	-	(23,522)	-	(23,522)
Net Loss	-	-	-	(828,818)	-	-	(828,818)
Comprehensive Loss	-	-	-	-	-	(32,495)	(32,495)
BALANCE AT September 30, 2023	2,008,736	$20	$53,881,475	$(46,843,124)	$(83,489)	$(274,862)	$6,680,020

BALANCE AT December 31, 2023	2,021,236	$20	$54,065,775	$(47,941,795)	$(99,048)	$(222,380)	$5,802,572

Cost of Financing	-	-	(3,690)	-	-	-	(3,690)

Non-controlling Interest	-	-	-	-	(10,812)	-	(10,812)

Net Loss	-	-	-	(1,108,198)	-	-	(1,108,198)
Comprehensive Loss	-	-	-	-	-	(34,798)	(34,798)
BALANCE AT March 31, 2024	2,021,236	$20	$54,062,085	$(49,049,993)	$(109,860)	$(257,178)	$4,645,074

Common Stock for Services	12,500	-	90,000	-	-	-	90,000

Stock Option Compensation	-	-	25,600	-	-	-	25,600

Non-controlling Interest	-	-	-	-	(9,810)	-	(9,810)
Net Loss	-	-		(494,278)			(494,278)
Comprehensive Loss	-	-	-	-	-	(20,558)	(20,558)

BALANCE AT June 30, 2024	2,033,736	$20	$54,177,685	$(49,544,271)	$(119,670)	$(277,736)	$4,236,028
Common Stock Issued in September Offering	225,000	2	773,998	-	-	-	774,000
Pre-Funded Warrants	-	-	1,372,800	-	-	-	1,372,800
Cost of Financing	-	-	(312,340)	-	-	-	(312,340)
Reverse Split fractional shares	149,335	2	(2)	-	-	-	-
Non-controlling Interest					(12,935)		(12,935)
Net Loss	-	-	-	(555,011)	-	-	(555,011)
Comprehensive Loss	-	-	-	-	-	28,701	28,701

BALANCE AT September 30, 2024	2,408,071	$24	$56,012,141	$(50,099,282)	$(132,605)	$(249,035)	$5,531,243

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,157,487)	$(2,136,453)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities
Depreciation	23,806	18,313
Stock Compensation Expense	25,600	-
Common Stock for Services	90,000	-
Changes in operating assets and liabilities
Accounts Receivable	(1,872,233)	757,305
Inventory	(971,616)	17,362
Other Current Assets	(116,342)	37,350
Other Assets	208,762	(180,681)
Increase (Decrease) in Accounts and Other Payables	1,565,741	(455,451)
Net Cash Used in Operating Activities	(3,203,769)	(1,942,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible Asset	(339,350)	(546,402)
Purchase of Property and Equipment	(2,615)	(91,644)
Net Cash Used in Investing Activities	(341,965)	(638,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Debt	(53,135)	(209,564)
Proceeds from (Payments on) Long-Term Debt	541,449	(253,285)
Common Stock Issued, Net of Cost of Financing	1,830,770	1,384,431

Net Cash Provided by Financing Activities	2,319,084	921,582

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,780)	(94,877)

NET DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	(1,253,430)	(1,753,596)

Cash, Restricted Cash and Cash Equivalents- Beginning of Period	4,884,375	7,441,622

CASH, RESTRICTED CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,630,945	$5,688,026

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	September 30, 2024	September 30, 2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$15,355	$3,545
Income Tax Paid	$36,942	$18,590

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for services	$90,000	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

Designed and made in Taiwan (MIT)

Skywatch

Planning and editing real-time/timed missions

User/Group permission control & flight data management

Failsafe alarm and FPV gimbal control

Insight

Automated orthorectified service of imagery (2D/3D)

AI technology for inspecting natural disasters, vehicle & pedestrian tracking, and energy facilities inspection.

Visualizing geographic data and analysis report

●	Propellers: 8 (multiply redundant)
●	Diagonal Footprint: 29.76” / 756 mm
●	Weight: 14.1lbs / 6.4 Kg
●	Hover time: 30 mins
●	Wind tolerance: Beaufort scale – 6
●	IP rating: IP54
●	Camera sensor: Dual RGB, IR/thermal
●	Network: 5G/4G LTE and 2.4G Wi-Fi

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (fka MEGAsys and dba Iveda Taiwan), a company based in Taiwan. We consolidate our financial statements with the financial statements of Iveda Taiwan. All intercompany balances and transactions have been eliminated in consolidation. We have non-controlling interests consolidated in the Company’s Unaudited Condensed Consolidated Financial Statements represent the interest in subsidiaries held by our venture partners. The venture partners hold a 60% noncontrolling interest in the Company’s consolidated subsidiary Iveda Phils, Inc. located in the Philippines. Since the Company consolidates the financial statements of all wholly-owned and controlled subsidiaries, the noncontrolling owners’ share of each subsidiaries’ results of operations are deducted from net income or loss in the Unaudited Condensed Consolidated Statements of Operations.

Impairment of Long-Lived Assets

We have a significant amount of property and equipment, and an intangible asset consisting of Cerebro, our software technology platform. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not record any impairment losses for the three and nine months ended September 30, 2024 and 2023.

Basis of Accounting Preparation

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

●	Iveda US hardware sales are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells software that includes licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, if the license is paid yearly the revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

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

Accounts receivables are unsecured, and we are at risk to the extent such amount becomes uncollectible. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. 85% of the total accounts receivable at September 30, 2024 was from three customers out of a total of 25 customer accounts receivable accounts. The specific customers were Security Integration & Consultant Technology CO., LTD. (38%), Chicony Power Technology Co., Ltd. (34%) and Basecom Telecommunication Co., LTD (13%). 50% of the total accounts receivable at December 31, 2023 was from one customer out of a total of 24 customer accounts receivable accounts. This specific customer was Chunghwa Telecom.

Revenue from four customers out of 70 total customers represented approximately 88% of total revenue for the three months ended September 30, 2024. These specific customers were 1) Security Integration & Consultant Technology CO., LTD. (Taiwan company) with 32%, 2) Chicony Power Technology Co., Ltd. (Taiwan company) with 29%, 3) Basecom Telecommunication Co., LTD. with 14% and 4) Claro Enterprise Solutions with 13% (US Company). Revenue from two customers out of 62 total customers represented approximately 44% of total revenue for the three months ended September 30, 2023. The specific customers were 1) Chicony Power Technology Co., Ltd. (Taiwan company) with 26% and 2) HWACOM Systems Inc. (Taiwan company) with 18%.

Revenue from five customers out of 72 total customers represented approximately 76% of total revenue for the nine months ended September 30, 2024. These specific customers were 1) Security Integration & Consultant Technology CO., LTD. (Taiwan company) with 19%, 2) Chicony Power Technology Co., Ltd. (Taiwan company) with 16%, 3) HWACOM Systems Inc. (Taiwan company) with 15%, 4) Claro Enterprise Solutions with 14% (US Company) and 5) Chunghwa Telecom (Taiwan company) with 13%. Revenue from two customers out of 65 total customers represented approximately 57% of total revenue for the nine months ended September 30, 2023. These specific customers were 1) YOU MING HUEI CO. LTD. (Taiwan company) with 30% and 2) Chicony Power Technology Co., Ltd. (Taiwan company) with 27%

No other customers represented greater than 10% of total revenues in the three months and nine months ended September 30, 2024 and three months and nine months ended September 30, 2023.

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying Unaudited Condensed consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. As of September 30, 2024 and December 31, 2023, respectively, an allowance for uncollectible accounts of $0 and $0 was deemed necessary for our consolidated Accounts Receivable.

Deposits – Current

Our current deposits represent tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Other Current Assets

	September 30, 2024 (UNAUDITED)	December 31, 2023 (UNAUDITED)

Prepaid Expenses	$235,820	$236,098
Advances to Suppliers	115,827	115,827
Tender Deposits	196,665	83,656
Other Current Assets	$548,312	$435,581

Inventories

We do not manufacture product hence all of our inventory is finished goods to be sold or used in the installation process. We review our inventories for excess or obsolete products based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. The allowance for slow-moving and obsolete inventory is $0 and $0, as of September 30, 2024 and December 31, 2023, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the three and nine months ended September 30, 2024 were $8,000 and $23,806, respectively. Depreciation expense for the three and nine months ended September 30, 2023 were $11,122 and $18,313, respectively.

Intangible Asset

Intangible Asset – Cerebro Software Platform is our software technology platform contract developed during 2023 and 2024 and is expected to be deployed at the beginning of 2025. Cerebro is a software technology platform that integrates a multitude of disparate systems for central access and management of applications, subsystems, and devices throughout an entire environment. It is system agnostic and will support cross-platform interoperability. Cerebro’s roadmap includes a dashboard for all of Iveda’s platforms for central management of all devices. It provides remote access to a Dashboard for a single user interface, providing convenient anywhere, anytime access and analysis of relevant information in a timely manner for managing an entire organization or city. Cerebro links city systems and subsystems inseparably to each other. This integration and unification of all subsystems enable acquisition and analysis of all information on one central entity allowing comprehensive, effective and overall management and protection of a city. Our intangible assets are stated at cost and will be amortized using a straight-line method over estimated useful lives to be determined once it is deployed and put into service.

Other Assets

Other assets consist of long-term deposits related to the leases of Iveda Taiwan’ office space, and tender deposits placed with local governments and major customers in Taiwan as part of the bidding process, which are anticipated to be held more than one year if the bid is accepted.

Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from sales cut-off, depreciation, deferred rent expense, and net operating losses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that represents our best estimate of such deferred tax assets that, more likely than not, will be realized. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities. During the nine months ended September 30, 2024 and nine months ended September 30, 2023, we reevaluated the valuation allowance for deferred tax assets and determined that no current benefits should be recognized for the nine months ended September 30, 2024 and for the nine months ended September 30, 2023.

We are subject to U.S. federal income tax as well as state income tax.

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2020 to 2023 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2020 to 2023 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Accounts and Other Payables

	September 30, 2024 (UNAUDITED)	December 31, 2023 (UNAUDITED)

Accounts Payable	$1,985,221	$179,949
Accrued Expenses	666,049	900,928
Deferred Revenue, Customer Deposits, & Taxes Payable	50,157	29,210
Accounts and Other Payables Total	$2,701,427	$1,110,087

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue.

Non-Controlling Interests

Non-controlling interests in the Company’s Unaudited Condensed Consolidated Financial Statements represent the interest in subsidiaries held by our venture partners. The venture partners hold a 60% noncontrolling interest in the Company’s consolidated subsidiary Iveda Phils, Inc. located in the Philippines. Since the Company consolidates the financial statements of all wholly-owned and controlled subsidiaries, the noncontrolling owners’ share of each subsidiaries’ results of operations are deducted from net income or loss in the Unaudited Condensed Consolidated Statements of Operations.

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions of ASC 718. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of September 30, 2024 and 2023, were estimated using the “minimum value method” as prescribed by original provisions of ASC 718, “Accounting for Stock-Based Compensation.” We recognized $0 and $25,600 stock-based compensation expense for the three and nine months ended September 30, 2024 and no stock- based compensation expense for three and nine months ended September 30, 2023.

Cost of Financing

Cost of Financing consists of legal and accounting charges related to finance offerings as an offset to additional paid in capital.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2024 and December 31, 2023. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and bank loans. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature or because they are receivable or payable on demand.

Segment Information

We conduct operations in various geographic regions. The operations conducted and the customer bases located in the foreign countries are similar to the business conducted and the customer bases located in the United States. The net revenues for other significant geographic regions are as follows:

	Net Revenue for the nine months ended September 30, 2024 (UNAUDITED)	Net Revenue for the nine months ended September 30, 2023 (UNAUDITED)
United States	$629,028	$799,356
Republic of China (Taiwan)	$3,649,955	$4,670,337

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

All provisions for the allowance for doubtful accounts are included as a component of general and administrative expenses on the accompanying Unaudited Condensed consolidated statements of operations and comprehensive loss. Accounts receivable deemed uncollectable are charged against the allowance for credit losses when identified. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered.

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	September 30, 2024 (UNAUDITED)	December 31, 2023 (UNAUDITED)

Loan from Shanghai Bank at 1%-3.2% interest rate per annum. Due in January 2024 and January 2025.	31,497	88,032
Loan from HuaNam Bank at 3.4% interest rate per annum. Due in May 2024 and December 2024.	94,491	97,777
Loan from ChangHwa Bank at 3.3% interest rate per annum. Due in November 2024.	157,485	162,962
Balance at end of period	$283,473	$348,771

Long-term debt balances were as follows:

	September 30, 2024 (UNAUDITED)	December 31, 2023 (UNAUDITED)

Loans from Shanghai Bank with interest rates 2.09% per annum due January 2029	545,948	-

Current Maturities of Long-term debt (classified under Current Liabilities)	(125,988)	-

Balance at end of period	$419,960	$-

Annual maturities of long-term debt during the next five years are as follows:	Amount Maturity
October 1, 2024 – December 31, 2024	$34,607
2025	125,227
2026	125,227
2027	125,227
2028	125,227
2029	10,433
Total	$545,948

NOTE 4 RELATED PARTY TRANSACTIONS

We expensed $5,000 and $30,000 consulting expense for the three and nine months ended September 30, 2024, respectively to one of our board members. As of September 30, 2024, we had advances from a shareholder of Iveda Phil, Inc. currently recorded in Accounts and Other Payables of $17,723.

NOTE 5 PREFERRED STOCK

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

NOTE 6 COMMON STOCK

Common Stock

We are authorized to issue up to 4,687,500 shares of common stock, par value $0.00001 per share. We effectuated a reverse stock split on September 17, 2024 of 1 for 8 shares of common stock. All share values within this report have been retroactively adjusted to the post reverse split values. All outstanding shares of our common stock are of the same class and have equal rights and attributes. The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of our company. Our common stock does not have cumulative voting rights. Persons who hold a majority of the outstanding shares of our common stock are entitled to vote on the election of directors can elect all of the directors who are eligible for election. Holders of our common stock are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors. In the event of liquidation, dissolution, or winding up of our company, subject to the preferential liquidation rights of any series of preferred stock that we may from time to time designate, the holders of our common stock are entitled to share ratably in all of our assets remaining after payment of all liabilities and preferential liquidation rights. Holders of our common stock have no conversion, exchange, sinking fund, redemption, or appraisal rights (other than such as may be determined by the Board of Directors in its sole discretion) and have no preemptive rights to subscribe for any of our securities.

NOTE 7 STOCK OPTION PLAN AND WARRANTS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 46,875 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2023 there were 44,891 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2023 there were 117,735 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Form S-8 filed on October 7, 2022 (No. 333- 267792).

As of September 30, 2024 and December 31, 2023, there were 146,202 and 162,625 options outstanding, respectively, under all the option plans. For the three and nine months ended September 30, 2024 there were 0 and 1,500 options granted, respectively, and 782 and 17,967 options cancelled, respectively. For the three and nine months ended September 30, 2023 there were no options granted and 157 and 1,172 options were cancelled, respectively. The weighted average fair value of options issued during 2024 was $2.88 and for those issued during 2023 was $2.72.

Information with respect to stock options outstanding and exercisable at September 30, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2024	Weighted- Average Exercise Price
$2.56- $142.08	146,202	6.5	$30.61	145,401	$31.96

Information with respect to stock options outstanding and exercisable at December 31, 2023 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2023	Weighted- Average Exercise Price
$2.56- $142.08	162,625	6.5	$36.00	157,547	$36.96

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. As of September 30, 2024 and December 31, 2023, we had approximately $37,000 and $62,000, respectively, unrecognized stock-based compensation.

Warrants

As of September 30, 2024 and December 31, 2023, there were 1,882,076 and 631,737 warrants outstanding, respectively. For the three and nine months ended September 30, 2024 there were 1,296,875 and 1,296,875 warrants granted, respectively, and 10,469 and 46,536 warrants cancelled, respectively. For the three and nine months ended September 30, 2023 there were 157 and 157 warrants granted, respectively, and 6,752 and 81,311 options were cancelled, respectively. The weighted average fair value of warrants issued during 2023 was $1.92.

Warrant transactions during nine months ended September 30, 2024 were as follows:

	2024
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	631,737	$2.66
Granted	1,296,875	3.47
Exercised	-	-
Forfeited or Cancelled	(46,536)	24.23
Outstanding at September 30, 2024	1,882,076	9.42
Warrant Exercisable at September 30, 2024	585,200	22.59
Weighted-Average Fair Value of Warrants Granted During the Year	$2.02

Information with respect to warrants outstanding and exercisable at September 30, 2024 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2024	Weighted- Average Exercise Price
$4.30 - $85.12	1,882,076	2.4	$9.42	585,200	$22.59

Information with respect to warrants outstanding and exercisable at December 31, 2023 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2023	Weighted- Average Exercise Price
$5.44 - $105.60	631,737	3.4	$22.72	631,737	$22.72

NOTE 8 INCOME TAXES

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three and nine months ended September 30, 2024 and 2023 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30, 2024 (UNAUDITED)	Three months ended September 30, 2023 (UNAUDITED)

Basic and Diluted EPS
Net Loss	$(555,011)	$(828,818)
Weighted Average Shares	2,115,307	2,005,159
Basic and Diluted Loss Per Share	$(0.26)	$(0.41)

	Nine months ended September 30, 2024 (UNAUDITED)	Nine months ended September 30, 2023 (UNAUDITED)

Basic and Diluted EPS
Net Loss	$(2,157,487)	$(2,136,453)
Weighted Average Shares	2,055,649	2,008,737
Basic and Diluted Loss Per Share	$(1.05)	$(1.07)

NOTE 10 COMMITMENTS AND CONTINGENCIES

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Siemens, Shihlin Electric & Engineering Corporation, and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of September 30, 2024 is $286,796.

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss will be incurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter. There are no such cases as of September 30, 2024.

NOTE 11 SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Net Revenue

We recorded net consolidated revenue of $2.40 million for the three months ended September 30, 2024, compared with $0.87 million for the three months ended September 30, 2023, an increase of $1.53 million, or 175%. For the three months ended September 30, 2024, our service revenue was $0.06 million, or 3% of net revenue, and our equipment sales and installation revenue was $2.34 million, or 97% of net revenue. For the three months ended September 30, 2023, our service revenue was $0.09 million, or 10% of consolidated net revenue, and our equipment sales and installation revenue was $0.79 million, or 90% of net revenue. The increase in total revenue in 2024 compared with the same period in 2023 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts.

Cost of Revenue

Total cost of revenue was $2.0 million (83% of revenue; gross margin of 17%) for the three months ended September 30, 2024, compared with $0.73 million (84% of revenue; gross margin of 16%) for the three months ended September 30, 2023, an increase of $1.26 million, or 172%. The increase in cost of revenue was primarily driven by increased Iveda Taiwan revenue. The slight increase in overall gross margin was primarily attributed to the higher margin equipment and service revenue for new customers.

Operating Expenses

Operating expenses were $1.01 million for the three months ended September 30, 2024, compared with $1.05 million for the three months ended September 30, 2023, a decrease of ($0.04) million, or (3%). This net decrease in operating expenses in 2024 compared with 2023 is due primarily to no significant investor relations campaigns in the US based operations during this period.

Loss from Operations

Loss from operations decreased to $0.60 million for the three months ended September 30, 2024, compared with $0.91 million for the three months ended September 30, 2023, a decrease of $0.31 million, or 34%. A majority of the decrease in loss from operations was primarily due to increased revenues and related gross margins and reduction in operating expenses.

Other Income (Expense), Net

Other income (expense), net was $27,363 of net other income for the three months ended September 30, 2024, compared with $54,303 of net other expense for the three months ended September 30, 2023, a decrease of ($26,904) of other income, or (50%). The majority of the other income for 2024 and 2023 was interest income from cash in the bank.

Net Loss Attributable to Non-Controlling Interest

Net Loss Attributable to Non-Controlling Interest of the Philippines Joint Venture was $19,331 for the three months ended September 30, 2024 compared to $23,522 for the three months ended September 30, 2023. The reduction is attributed to less pre-revenue expenses in 2024 versus the initial travel and presentation expenses of 2023 to various cities in the Philippines.

Net Loss

Net loss was $0.57 million for the three months ended September 30, 2024, compared with $0.85 million for the three months ended September 30, 2023. The decrease of $0.28 million, or 33%, in net loss was primarily due to increased revenues and related gross margins and reduction in operating expenses.

Results of Operations for the Nine months Ended September 30, 2024 Compared with the Nine months Ended September 30, 2023

Net Revenue

We recorded net consolidated revenue of $4.3 million for the nine months ended September 30, 2024, compared with $5.5 million for the nine months ended September 30, 2023, a decrease of ($1.2 million), or (22%). For the nine months ended September 30, 2024, our service revenue was $0.27 million, or 6% of net revenue, and our equipment sales and installation revenue was $4.0 million, or 94% of net revenue. For the nine months ended September 30, 2023, our service revenue was $0.36 million, or 7% of consolidated net revenue, and our equipment sales and installation revenue was $5.1 million, or 93% of net revenue. The decrease in total revenue in 2024 compared with the same period in 2023 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term contracts.

Cost of Revenue

Total cost of revenue was $3.2 million (74% of revenue; gross margin of 26%) for the nine months ended September 30, 2024, compared with $4.6 million (83% of revenue; gross margin of 17%) for the nine months ended September 30, 2023, a decrease of ($1.4 million), or (30%). The decrease in cost of revenue was primarily driven by decreased Iveda Taiwan revenue. The increase in overall gross margin % was primarily attributed to the higher margin equipment and service revenue for smaller contracts.

Operating Expenses

Operating expenses were $3.4 million for the nine months ended September 30, 2024, compared with $3.2 million for the nine months ended September 30, 2023, an increase of $0.2 million, or 6%. This net increase in operating expenses in 2024 compared with 2023 is due primarily to a ramp up in investor relations in the US based operations related to maintaining NASDAQ compliance.

Loss from Operations

Loss from operations was $2.3 million for the nine months ended September 30, 2024, compared with $2.3 million for the nine months ended September 30, 2023. The loss from operations for the nine months was consistent because of the reduction in loss from operations in the most recent quarter results.

Other Income (Expense), Net

Other income (expense), net was $111,657 of net other income for the nine months ended September 30, 2024, compared with $76,500 of net other expense for the nine months ended September 30, 2023, an increase of $35,157 of other income, or 46%. The majority of the other income for 2024 was interest income from cash in the bank.

Net Loss Attributable to Non-Controlling Interest

Net Loss Attributable to Non-Controlling Interest of the Philippines Joint Venture was $40,330 for the nine months ended September 30, 2024 compared to $83,489 for the nine months ended September 30, 2023. The reduction is attributed less pre-revenue expenses in 2024 versus the initial travel and presentation expenses of 2023 to various cities in the Philippines.

Net Loss

Net loss was $2.16 million for the nine months ended September 30, 2024, compared with $2.14 million for the nine months ended September 30, 2023. The increase of $0.02 million, or 1%, in net loss was primarily due to increased gross margins and decreased operating costs.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $3.6 million compared to $4.8 million as of December 31, 2023. This decrease in our cash and cash equivalents for the nine months ended September 30, 2024 is related to the operating losses during the nine months ended September 30, 2024 offset by a sale of common stock and pre-funded warrants during the quarter ended September 30, 2024. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the nine months ended September 30, 2024 was ($3.2) million compared to ($1.9) million net cash used during the nine months ended September 30, 2023. Net cash used in operating activities for the nine months ended September 30, 2024 consisted primarily of the net loss of ($2.2) million. Other factors for the nine months ended September 30, 2024 included ($1.0) million cash used from the increase of inventory and by the increase of ($1.9) million of accounts receivable. Net cash used by operating activities for the nine months ended September 30, 2023 consisted primarily of the $0.8 million net collection of accounts receivable offset by net loss of ($2.1) million.

Net cash used in investing activities for the nine months ended September 30, 2024 was $0.3 million consisting primarily of the development of the IvedaAI platforms. Net cash used by investing activities during the nine months ended September 30, 2023 was $0.6 million consisting primarily of the development of the IvedaAI platforms.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2.3 million compared with $0.9 million provided during the nine months ended September 30, 2023. Net cash provided by financing activities in 2024 of $2.3 million is primarily a result of the sale of common stock and pre-funded warrants, $1.8 million, and the net proceeds from bank loans in Taiwan for the nine months ended September 30, 2024. The cash provided for the nine months ended September 30, 2023 is related primarily to the exercise of 945,900 warrants at $1.40 with net proceeds of $1.4 million offset by $0.45 million payments against short and long term loans in Taiwan during the nine months ended September 30, 2023.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the nine months ended September 30, 2024 and year ended December 31, 2023. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the nine months ended September 30, 2024 and year ended December 31, 2023. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

The securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws and are deemed restricted securities, and unless so registered may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: November 14, 2024	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

