Form 10-K
period 2024-12-31
Iveda Solutions, Inc.
filed 2025-04-15
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File No. 001-41345

IVEDA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2222203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1744 S Val Vista, Suite 213 Mesa, Arizona	85204
(Address of principal executive offices)	(Zip code)

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

As of March 31, 2025, there were outstanding 2,808,071 shares of the registrant’s common stock, par value $0.00001 per share.

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

In 2014, we changed our business model from direct project-based sales to selling IoT hardware to service providers such as telecommunications companies, integrators, and other technology resellers already providing services to an existing customer base. Partnering with service providers that have an existing loyal customer base allows us to focus on servicing just a handful of our partners and concentrating on our technology offering. Service providers leverage their end-user infrastructure to sell, bill, and provide customer service for Iveda’s product offering.

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

On March 14, 2025, the Company redomiciled as a Delaware corporation following approval of a majority of the Company’s shareholders at its reconvened 2024 Annual Meeting of Shareholders held on March 4, 2025. Since the Company did not receive shareholder approval for the issuance of shares of Common Stock underlying warrants issued in our September 2024 offering, the Annual Meeting was adjourned to June 2, 2025 to allow for additional time to obtain votes for this proposal.

Overview

Iveda offers smart city technologies globally, offering advanced AI-driven video surveillance solutions and a robust suite of Internet of Things (IoT) platforms that power digital transformation for cities and commercial clients worldwide. The smart cities market, as well as the AI and IoT segments, are poised for significant growth in the coming years.

A new report from Verified Market Research projects that the global smart city platforms market size will grow at a CAGR of 9% from 2026 to 2032, increasing from USD 208.8 billion to USD 416.1 billion. Meanwhile, Fortune Business Insights reports that the global IoT market—valued at USD 308.97 billion in 2020—expanded by 23.1% that year, substantially outpacing the average annual growth rate from 2017 to 2019. Looking ahead, IoT is expected to surge from USD 381.30 billion in 2021 to USD 1,854.76 billion in 2028.

Additionally, the International Data Corporation (IDC) projects that global spending on artificial intelligence will double from USD 50.1 billion in 2020 to over USD 110 billion in 2024. These trends underscore the rising demand for connected solutions and highlight the promising future of innovative technologies that enhance the safety and efficiency of urban environments. With its cutting-edge products and global reach, Iveda is uniquely positioned to lead this transformation, providing the advanced solutions that cities need to move forward smartly and securely.

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

LevelNOW is an advanced IoT-based solution that transforms the way liquid levels are monitored and managed. With two unique IoT sensors—a standard cap valve sensor designed for 200-liter drums and a patent- pending external sensor that fits various container sizes—LevelNOW provides real-time data to ensure efficiency, safety, and cost savings. Its user-friendly AI-backed platform optimizes operations for industries that rely on large fluid containers, such as oil, gas, and industrial storage. Know exactly when customers are running low and deploy fleets in real time to refill your liquids.

Customers

Our business model in the US is to primarily sell hardware and license our software to organizations already providing services to an existing customer base and facilitating hardware acquisition through third party partners. This business model provides dual revenue streams – one from surveillance camera and analytics hardware sales to the service providers and the other from software licensing fees.

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

Research and Development

We are continuing development of Cerebro, our proprietary IoT platform, utilizing internal resources and outsourced software engineers. Our LevelNOW product will be utilizing Cerebro on a per device license basis during 2025.

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

Industry Overview

Iveda is in the AI space providing smart city technologies, offering advanced AI-driven video surveillance solutions and a robust suite of Internet of Things (IoT) platforms that power digital transformation for cities worldwide. The smart cities market, as well as the AI and IoT segments, are poised for significant growth in the coming years.

A new report from Verified Market Research projects that the global smart city platforms market size will grow at a CAGR of 9% from 2026 to 2032, increasing from USD 208.8 billion to USD 416.1 billion. Meanwhile, Fortune Business Insights reports that the global IoT market—valued at USD 308.97 billion in 2020—expanded by 23.1% that year, substantially outpacing the average annual growth rate from 2017 to 2019. Looking ahead, IoT is expected to surge from USD 381.30 billion in 2021 to USD 1,854.76 billion in 2028.

Additionally, the International Data Corporation (IDC) projects that global spending on artificial intelligence will double from USD 50.1 billion in 2020 to over USD 110 billion in 2024. These trends underscore the rising demand for connected solutions and highlight the promising future of innovative technologies that enhance the safety and efficiency of urban environments. With its cutting-edge products and global reach, Iveda is uniquely positioned to lead this transformation, providing the advanced solutions that cities need to move forward smartly and securely.

Corporate Information

Our principal executive office is located at 1744 S. Val Vista Drive, Ste. 213, Mesa, Arizona 85204. The telephone number of our principal executive offices is (480) 307-8700. Our registered agent is National Registered Agent, Inc. and their office is located at 1209 Orange Street, in the City of Wilmington, in the county of New Castle, Delaware 19801.

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

Employees

As of December 31, 2024, we had 7 full-time employees in the United States and 25 full-time employees in Taiwan. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical, and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

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

Our History

We were incorporated in Nevada in June 2006 under the name Charmed Homes, Inc. and engaged in the construction and marketing of custom homes in Alberta, Canada. As a result of the unfavorable housing market and a lack of available funding, we ceased operations in 2008. On October 15, 2009, we completed a reverse merger with IntelaSight, Inc. doing business as Iveda Solutions, a Washington corporation (“IntelaSight”), pursuant to which IntelaSight became a wholly owned subsidiary of our company. Thereafter, we changed our name to Iveda Corporation. After the reverse merger, all of our operations were conducted under IntelaSight until December 31, 2010, at which time IntelaSight merged with and into our company, with our company surviving. At that time, we changed our name to Iveda Solutions, Inc. On April 30, 2011, we completed our acquisition of Iveda Taiwan, which was incorporated in the Republic of China (Taiwan) on July 5, 1999. On March 14, 2025, the Company redomiciled as a Delaware corporation with 300,000,000 authorized shares of common stock and 12,500,000 shares of preferred stock.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $53 million since inception and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

We Have Incurred Significant Net Losses Since Our Inception And May Not Be Able To Achieve Or Maintain Profitability On An Annual Basis In The Future.

We have incurred significant net losses since our inception. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $3.7 million and $4.0 million, respectively, and had accumulated losses of approximately $51 million through December 31, 2024. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. The expected growth due to the recent change in our revenue model may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

We Depend On Certain Key Personnel.

Our future success is dependent on the efforts of key management personnel, particularly David Ly, our Chairman and Chief Executive Officer and Robert J. Brilon, our Chief Financial Officer, each of whom is employed by us at will. Mr. Ly’s relationships within our industry are vital to our continued operations, and if Mr. Ly were no longer actively involved with us, we would likely be unable to continue our operations. The loss of one or more of our other key employees could also have a material adverse effect on our business, financial condition, and results of operations.

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

A Relatively Small Number Of Key Customers Account For A Significant Portion Of Our Revenue.

Historically, a significant portion of our revenue has come from a limited number of key customers. Revenue from five customers out of 70 total customers represented approximately 67% of total revenue for the year ended December 31, 2024. These specific customers were 1) Chunghwa Telecom with 18% 2) SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. With 16%, 3) Chicony Power Technology Co Ltd with 11% and 4) HWACOM SYSTEMS INC. with 10%, (all Taiwan companies) and Claro Enterprise Solutions (a US company) with 12%. Revenue from two customers out of 65 total customers represented approximately 48% of total revenue for the year ended December 31, 2023. These specific customers were 1) YOU MING HUEI CO. LTD with 25%, 2) Chicony Power Technology Co Ltd with 23%, (both Taiwan companies). Total number of customers were approximately 70 and 65, for the years ended December 31, 2024 and 2023, respectively. 52% of the total accounts receivable at December 31, 2024 was from one customer out of a total of 42 customer accounts receivable accounts. This specific customer was Chunghwa Telecom. Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

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

Payment terms for our U.S.-based segment require 50% prepayment for our Products before they are shipped. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our Products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Iveda Taiwan provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. We have set up no doubtful accounts receivable allowances for our Taiwan-based and U.S.-based segments, respectively, as of the years ended December 31, 2024 and 2023. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers.

We Rely On Iveda Taiwan, Our Taiwan Subsidiary, For A Significant Portion Of Our Revenue.

We rely on Iveda Taiwan, our Taiwan subsidiary, for a significant portion of our revenue. For the years ended December 31, 2024 and 2023, Iveda Taiwan’s operations accounted for 85% and 87% of our total revenue, respectively. If Iveda Taiwan experiences a decline in customer demand for its services, an increase in supplier pricing, currency fluctuations, or general economic or governmental instability, our business, financial condition, and results of operations may be materially and adversely affected.

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

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. As of December 31, 2024, we had approximately $39.0 million of federal and $9.0 million of state net operating loss carryforwards, which we believe could offset otherwise taxable income in the United States and Arizona. Our federal net operating loss carryforwards begin to expire in 2025. Our state net operating loss carryforwards, which are applicable in California and Arizona, began to expire in 2014. Although these net operating loss carryforwards may be used against taxable income in future periods, we will not receive any tax benefits from the losses we incurred unless, and only to the extent that, we have taxable income during the period prior to their expiration. In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. We have in the past failed, and may in the future fail, to maintain the adequacy of our internal controls over financial reporting. Such failure could subject us to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline. For example, our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2024 our internal control over financial reporting was not effective, due to the Company not having adequate controls related to change management within the technology that support the Company’s financial reporting function.

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

ITEM 2 – PROPERTIES

We currently rent for our principal executive offices approximately 3,000 square feet until February 2025 for approximately $6,000 per month. In February 2025 we have renewed our lease for an additional five years under similar terms and conditions. We believe that our current office space is adequate for the foreseeable future.

Iveda Taiwan leases its principal executive offices in Taiwan, comprised of three suites totaling approximately 4,567 square feet. Iveda Taiwan pays an aggregate of approximately $3,147 per month under the terms of the three leases, which expire on June 30, 2025, September 15, 2025 and September 11, 2025.

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

See the High and Low Bid data below:

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$2.91	$0.57
Second Quarter	$1.90	$1.04
Third Quarter	$1.15	$0.74
Fourth Quarter	$8.05	$1.27

Fiscal Year 2023	High Bid	Low Bid
First Quarter	$10.16	$4.40
Second Quarter	$7.60	$3.60
Third Quarter	$4,56	$1.51
Fourth Quarter	$7.60	$4.56

As of December 31, 2024, we had 2,808,071 shares of our Common Stock, par value $0.00001, issued and outstanding. There were approximately 25,000 beneficial owners of our Common Stock.

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of December 31, 2024, we had 2,808,071 shares of our common stock outstanding held by 96 shareholders of record, 0 shares of our Series A Preferred Stock outstanding and 0 shares of our series B Preferred Stock.

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

Between January 1, 2023 and December 31, 2023 the Company issued 19,656 shares of restricted common stock for services valued at $138,547.

On September 6, 2024, the Company agreed to sell and issue to investors unregistered Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to 5,000,000 shares of Common Stock and unregistered Series B Common Stock Purchase Warrants (the “Series B Warrants,” and collectively with the Series A Warrants, the “Common Warrants”) to purchase up to 5,000,000 shares of Common Stock. The Common Warrants will be exercisable on the effective date the Company obtains stockholder approval (the “Stockholder Approval”) of the issuance of the shares underlying the exercise of the Common Warrants (the “Common Warrant Shares”), at an exercise price of $0.43 per share. The Series A Warrants will expire five years following the Stockholder Approval and the Series B Warrants will expire 18 months following the Stockholder Approval.

Between January 1, 2024 and December 31, 2024 the Company issued 12,500 shares of restricted common stock for services valued at $90,000.

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

We will license our CEREBRO platform and sell IoT hardware to service providers such as telecommunications companies, integrators and other technology resellers already providing services to an existing customer base. Partnering with service providers that have an existing loyal customer base allows us to focus on servicing just a handful of our partners and concentrating on our technology offering. Service providers leverage their end-user infrastructure to sell, bill, and provide customer service for Iveda’s product offering. This business model provides dual revenue streams – one from hardware sales and the other from monthly licensing fees.

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

In April 2011, we completed our acquisition of Iveda Taiwan, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda Taiwan, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. Iveda Taiwan also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on Iveda Taiwan as the majority of the company’s revenues have come from Iveda Taiwan since we acquired them in April 2011. For the years ended December 31, 2024 and 2023, Iveda Taiwan’s operations accounted for 93% and 71% of our total revenue, respectively.

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

New Accounting Standards

See Financial Statement Footnotes for discussion.

Results of Operations for the Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

Net Revenue

We recorded net consolidated revenue of $6.0 million for the year ended December 31, 2024, compared with $6.5 million for the year ended December 31, 2023, a decrease of ($0.5) million, or (7%). For the year ended December 31, 2024, our service revenue was $0.43 million, or 7% of net revenue, and our equipment sales and installation revenue was $5.6 million, or 93% of net revenue. In fiscal 2023, our service revenue was $0.44 million, or 7% of consolidated net revenue, and our equipment sales and installation revenue was $6.1 million, or 93% of net revenue. The decrease in total revenue in 2024 compared with the same period in fiscal 2023 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delays of long-term contracts awarded and started during 2024.

Revenue for the US operations were $0.9 million for the year ended December 31, 2024, compared with $0.9 million for the year ended December 31, 2023, a slight increase of 2%.

Revenue for the Taiwan operations were $5.2 million for the year ended December 31, 2024, compared with $5.6 million for the year ended December 31, 2023, a decrease of ($0.5) million, or (9%). This decrease in revenue in 2024 compared with 2023 is due primarily to timing of completion of large projects at year end.

Cost of Revenue

Total cost of revenue was $4.7 million (78% of revenue; gross margin of 22%) for the year ended December 31, 2024, compared with $5.4 million (84% of revenue; 16% gross margin) for the year ended December 31, 2023, a decrease of $0.7 million, or 54%. The decrease in cost of revenue was primarily driven by decreased Iveda Taiwan revenue. The increase in overall gross margin was also primarily attributed to higher margin sales to smaller customers within Iveda Taiwan revenue and higher margin service revenue maintaining during 2024.

Cost of revenue for the US operations were $0.6 million for the year ended December 31, 2024, compared with $0.9 million for the year ended December 31, 2023, a decrease of $0.3 million, or 33%. This net decrease in cost of revenue in 2024 compared with 2023 is due primarily related to an increase in sales to our distribution partners in the US with better margins than prior year revenue.

Cost of revenue for the Taiwan operations were $4.1 million for the year ended December 31, 2024, compared with $4.5 million for the year ended December 31, 2023, the decrease in cost of revenue was related to the decrease in revenue and the margins remained consistent.

Operating Expenses

Operating expenses for the consolidated operations were $5.4 million for the year ended December 31, 2024, compared with $5.1 million for the year ended December 31, 2023, an increase of $0.3 million, or 5%. This net increase in operating expenses in 2024 compared with 2023 is due primarily related to increases in marketing and public company related expenses including audit cost increases related to changing auditors.

Operating expenses for the US operations were $4.3 million for the year ended December 31, 2024, compared with $4.1 million for the year ended December 31, 2023, an increase of $0.2 million, or 5%. This net increase in operating expenses in 2024 compared with 2023 is due primarily related to a increases in marketing and public company related expenses including audit cost increases related to changing auditors.

Operating expenses for the Taiwan operations were $1.0 million for the year ended December 31, 2024, compared with $1.0 million for the year ended December 31, 2023, there were no significant fluctuations in the Taiwan operating expenses in 2024 compared with 2023.

Loss from Operations

Consolidated Loss from operations increased to $4.1 million for the year ended December 31, 2024, compared with $4.0 million for the year ended December 31, 2023, an increase of $0.1 million, or 2%. A majority of the increase in loss from operations was primarily due to a minimal increase in operating expenses offset by increased gross margins.

US loss from operations decreased to $4.1 million for the year ended December 31, 2024, compared with $4.2 million for the year ended December 31, 2023, a decrease of $0.1 million, or 2%.

Iveda Taiwan income from operations decreased to $0.03 million for the year ended December 31, 2024, compared with $0.14 million for the year ended December 31, 2023, a decrease of $0.11 million, or 77%. A majority of the decrease in income from operations was primarily due to a reduction in revenue of $0.5 million for 2024.

Other Income (Expense)-Net

Other income (expense)-net was $0.12 million other income for the year ended December 31, 2024, compared with ($0.08) million other expense for the year ended December 31, 2023. The majority of the other income in 2024 is interest income from cash balances and 2023 income was offset by the $0.18 loss from investment in Iveda Phils JV.

Net Loss

Net loss was $4.0 million for the year ended December 31, 2024, compared with $4.1 million for the year ended December 31, 2023. The consistent amount in net loss was caused primarily from the offsetting effects of increased operating expenses and increased gross margins.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $1.6 million in our U.S.-based segment and $1.0 million in our Taiwan-based segment, compared to $2.9 million in our U.S.-based segment and $1.8 million in our Taiwan-based segment as of December 31, 2023. This decrease in our cash and cash equivalents is primarily a result of the cash used in operating activities of $4.4 million during the year ended December 31, 2024. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the year ended December 31, 2024 was $4.4 million compared to $3.3 million net cash used during the year ended December 31, 2023. Net cash used in operating activities for the year ended December 31, 2024 consisted primarily of the $4.0 million net loss including $0.2 million of non-cash charges (primarily stock option compensation and common stock issued for investor relations services), $0.5 million deferred cost of goods sold, $0.3 million of Taiwan vendor deposits, prepaids and advances to suppliers and $0.4 million net increase of accounts payable and accrued operating expenses. Net cash used in operating activities for the year ended December 31, 2023 consisted primarily of the $4.1 million net loss including $0.3 million of non-cash charges (primarily stock option compensation and common stock issued for investor relations services), $0.1 million of Taiwan vendor deposits, prepaids and advances to suppliers and $0.6 million net payments for accounts payable and accrued operating and interest expenses with an offsetting $0.8 million collection of accounts receivable

Net cash used in investing activities for the year ended December 31, 2024 was minimal. Net cash used by investing activities during the year ended December 31, 2023 was $0.30 million.

Net cash provided by financing activities for the year ended December 31, 2024 was $2.3 million compared with $1.0 million provided during the year ended December 31, 2023. Net cash provided by financing activities in 2024 is primarily a result of the $1.7 million net direct offering of Common Stock and Pre-Funded warrants at $3.44 per share. Net cash provided by financing activities in 2023 is primarily a result of the $1.3 million issuance of Common Stock from the exercise of warrants issued during the August 2022 offering at $11.20.

We have experienced significant operating losses since our inception. At December 31, 2024, we had approximately $35 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2024 or 2023. We also had approximately $5.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require a deposit with the order and 15 days after they are shipped. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the years ended December 31, 2024 and 2023, respectively. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the years ended December 31, 2024 and 2023, respectively. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Critical Accounting Policies and Estimates

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

Impairment of Long-Lived Assets

We have a relatively minimal amount of property and equipment, consisting primarily of office equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. We did not make any impairment for the years ended December 31, 2024 and 2023.

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

Revenue for product and software sales without installation is recorded when the product and/or software has been shipped to the customer. Revenue from fixed-price equipment installation contracts is recognized as the contracts allow for invoicing at various milestones.

General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Profit incentives are included in revenue when their realization is deemed earned by the contract.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2024 and 2023 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2024 and 2023, was estimated using the “minimum value method” as prescribed by the original provisions of ASC 718, “Accounting for Stock-Based Compensation” and therefore, no compensation expense was recognized for these awards in accordance with ASC 718. We recognized $122,600 and $104,600 of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities  Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective because of the following material weaknesses:

The material weaknesses identified include (i) the Company had inadequate segregation of duties consistent with control objectives and (ii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements.

We are working to remediate the deficiencies and material weaknesses. Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the deficiencies and address material weaknesses. In addition, we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.

Changes in Disclosure Controls and Procedures

None

ITEM 9B – OTHER INFORMATION

(a) None.

(b) Corporate Governance

During the period covered by this Annual Report on Form 10-K, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

During the quarter ended December 31, 2024, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our directors, director nominees, executive officers and other key employees.

Name	Age	Position
David Ly	49	Chief Executive Officer, Chairman of the Board of Directors and President
Robert J. Brilon	64	Chief Financial Officer, Treasurer and Corporate Secretary
Gregory Omi	63	Chief Technology Officer
Joseph Farnsworth	65	Director
Alejandro Franco	71	Director
Robert D. Gillen	70	Director

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

Robert J. Brilon has served as our Chief Financial Officer since December 2013. He was also our President from February 2014 to July 2018 and Treasurer from December 2013 to July 2018 and was appointed Treasurer again on December 15, 2021. Mr. Brilon served as our Executive Vice President of Business Development from December 2013 to February 2014 and as our interim Chief Financial Officer and Treasurer from December 2008 to August 2010. Mr. Brilon is a Board Director and independent contract CFO for Bimergen Energy Corporation from October 2021 to present. Mr. Brilon joined New Gen Management Services, Inc. in July 2017 as the CFO (subsequently becoming President and CFO of New Gen in July 2018). Mr. Brilon was the President, Chief Financial Officer, Corporate Secretary, and Director of both Vext Science, Inc and New Gen until he resigned in February 2020. Mr. Brilon served as Chief Financial Officer and Executive Vice President of Business Development of Brain State Technologies, a brainwave optimization software licensing and hardware company, from August 2010 to November 2013. From January 2010 to August 2010, Mr. Brilon served as Chief Financial Officer of MD Helicopters, a manufacturer of commercial and light military helicopters. Mr. Brilon also served as Chief Executive Officer, President, and Chief Financial Officer of InPlay Technologies (NASDAQ: NPLA), formerly, Duraswitch (NASDAQ: DSWT), a company that licensed patented electronic switch technology and manufactured digital pen technology, from November 1998 to June 2007. Mr. Brilon served as Chief Financial Officer of Gietz Master Builders from 1997 to 1998, Corporate Controller of Rental Service Corp. (NYSE: RRR) from 1995 to 1996, Chief Financial Officer and Vice President of Operations of DataHand Systems, Inc. from 1993 to 1995, and Chief Financial Officer of Go-Video (AMEX:VCR) from 1986 to 1993. Mr. Brilon is a certified public accountant and practiced with several leading accounting firms, including McGladrey Pullen, Ernst and Young and Deloitte and Touche. Mr. Brilon holds a Bachelor of Science degree in Business Administration from the University of Iowa.

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

The following table sets forth certain information with respect to compensation for the years ended December 31, 2024 and 2023, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US $100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary (1)	Warrants Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
David Ly	2024	$190,000		$18,367	$16,586	$224,953
Chairman and Chief Executive Officer	2023	$190,000		$23,859	$11,968	$225,827
Sid Sung
Former President (5)	2023	$150,000		$2,130		$152,130
Robert J. Brilon	2024	$180,000		$18,367		$198,367
Chief Financial Officer, Treasurer and Corporate Secretary	2023	$180,000		$20,450		$200,450
Gregory Omi	2024	-		$-		$-
Chief Technology Officer	2023	-		$2,130		$2,130

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate probable grant date fair value of warrants awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	The amounts in this column reflect the aggregate probable grant date fair value of option awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(4)	The amounts in this column reflect the amount of perquisites related to a vehicle allowance.

(5)	Resigned effective December 31, 2023.

Outstanding Equity Awards as of December 31, 2024

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2024

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Ly
Chairman and Chief Executive Officer
	2/25/2015	1,563	(1)	-	-	$49.28	2/25/2025
	12/11/2015	3,125	(1)	-	-	$46.08	12/11/2025
	12/15/2020	10,938	(1)	-	-	$23.68	12/15/2030
	12/30/2021	2,344	(1)	-	-	$129.92	12/31/2031
	6/15/2022	1,563	(1)	-	-	$11.36	6/15/2032
	10/03/2022	625	(1)	-	-	$6.00	10/03/2032
	12/01/2022	1,875	(1)	-	-	$4.32	12/01/2032
	11/3/2023	8,750	(2)	-	-	$5.44	11/3/2033
	12/7/2024	15,000	(2)	-	-	$1.71	12/7/2034

Robert J. Brilon
Chief Financial Officer
	12/30/2021	1,563	(1)	-	-	$129.92	12/31/2031
	6/15/2022	1,563	(1)	-	-	$11.36	6/15/2032
	10/03/2022	625	(1)	-	-	$6.00	10/03/2032
	12/01/2022	1,563	(1)	-	-	$4.32	12/01/2032
	11/3/2023	7,500	(2)	-	-	$5.44	11/3/2033
	12/7/2024	15,000	(2)	-	-	$1.71	12/7/2034

Sid Sung President	12/20/2019	1,563	(1)	-	-	$17.92	12/20/2029
	12/15/2020	1,563	(1)	-	-	$23.68	12/15/2030
	12/30/2021	1,563	(1)	-	-	$129.92	12/30/2031
	10/03/2022	625	(1)	-	-	$6.00	10/03/2032
	12/01/2022	782	(1)	-	-	$4.32	12/01/2032
	11/3/2023	782	(2)	-	-	$5.44	11/3/2033

Gregory Omi
Chief Technology Officer
	02/25/2015	313	(1)	-	-	$49.28	02/25/2025
	12/11/2015	782	(1)	-	-	$46.08	12/11/2025
	01/05/2016	313	(1)	-	-	$41.60	01/05/2026
	12/29/2016	313	(1)	-	-	$16.64	12/29/2026
	05/10/2021	2,344	(1)	-	-	$48.00	5/10/2031
	12/30/2021	1,563	(1)	-	-	$129.92	12/30/2031
	10/03/2022	625	(1)	-	-	$6.00	10/03/2032
	12/01/2022	782	(1)	-	-	$4.32	12/01/2032
	11/3/2023	782	(2)	-	-	$5.44	11/3/2033

(1)	The options became fully vested on the date of grant.

(2)	The options became fully vested on December 31, 2024.

Equity Compensation Plans

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2024 there were 23,659 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2024 there were 193,397 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792). In 2024, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 656,250 shares.

As of December 31, 2024 and December 31, 2023, there were 217,056 and 162,265 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2024, we had approximately $7,854 unrecognized stock-based compensation.

Director Compensation

Non-employee directors receive stock-based compensation for their service on our Board of Directors and are reimbursed for their cost of attending meetings. For the year ended December 31, 2024, Joseph Farnsworth, Alejandro Franco and Robert Gillen received 15,000 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2024. For the year ended December 31, 2023, Joseph Farnsworth, Alejandro Franco and Robert Gillen received 6,250 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2024. We do not pay additional compensation to our directors for their service, either as Chair or as a member, on the Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee.

Name	Fees Earned or paid in Cash $	Stock Awards $	2024 Options Awards $		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Farnsworth	-	-	$18,367	(1)	-	-	-	$18,367
Alejandro Franco	-	-	$18,367	(2)	-	-	-	$18,367
Robert Gillen	-	-	$18,367	(3)	-	-	-	$18,367

(1) As of December 31, 2024, Mr. Farnsworth had outstanding options to purchase 34,457 shares of our common stock.

(2) As of December 31, 2024, Mr. Franco had outstanding options to purchase 28,912 shares of our common stock.

(3) As of December 31, 2024, Mr. Gillen had outstanding options to purchase 29,538 shares of our common stock.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth as of December 31, 2024, certain information regarding the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of such stock; (ii) each member of our Board of Directors, and each of our named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all Common Stock is owned directly, and the beneficial owners listed in the table below possess sole voting and investment power with respect to the stock indicated, and the address for each beneficial owner is c/o Iveda Solutions, Inc., 1744 S. Val Vista Drive, Suite 213, Mesa, Arizona 85204.

Name of Beneficial Owner	Common Shares	% of Common Shares
Directors and Officers
David Ly (1)	106,802	3.7%
Robert J. Brilon (2)	47,723	1.7%
Gregory Omi (3)	21,940	0.8%
Joseph Farnsworth (4)	47,826	1.7%
Alejandro Franco (5)	32,819	1.2%
Robert D. Gillen (6)	49,869	1.8%
All Directors and Officers	306,979	10.3%

(1)	Includes options to purchase 45,784 shares of common stock, which are exercisable within 60 days of December 31, 2024.
(2)	Includes options to purchase 27,503 shares of common stock, which are exercisable within 60 days of December 31, 2024.
(3)	Includes options to purchase 7,817 shares of common stock, which are exercisable within 60 days of December 31, 2024.
(4)	Consists of (a) options to purchase 34,457 shares of common stock, which are exercisable within 60 days of December 31, 2024, (b) 2,491 shares of common stock held by Farnsworth Realty, an entity owned by Mr. Farnsworth and (c) 10,878 shares of common stock.
(5)	Consists of (a) options to purchase 28,912 shares of common stock, which are exercisable within 60 days of December 31, 2024, and (b) 3,907 shares of common stock held by Amextel S.A. De C.V. an entity owned by Mr. Franco.
(6)	Consists (a) options to purchase 29,538 shares of common stock, which are exercisable within 60 days of December 31, 2024, and (b) 20,331 shares of common stock.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	23,659	$25.60	-
Equity compensation plans approved by stockholders (2)	193,397	$17.69	463,853
Equity compensation plans not approved by stockholders (3)	1,882,076	$9.42	-
Total	2,099,132	$10.36	463,853

(1)	Consists of our 2010 and 2012 Option Plan.
(2)	Consists of our 2020 Option Plan
(3)	Warrants issued not under a plan

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than equity and other compensation, termination, change in control and other similar arrangements, which are described under “Executive and Director Compensation.”, since January 1, 2024 there are no transactions to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of $120,000 of one percent (1%) of our average total assets at year-end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, had or will have a direct or indirect material interest.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

In February 2025, with the approval of the Audit Committee of the Board of Directors, we appointed Weinberg &Co (“Weinberg”) as our principal accounting firm. Weinberg has served as the principal audit firm for Iveda 2024 and 2023 Financial Statements since February 2025. No fees were paid to or accrued in 2024 related to Weinberg’s services.

We paid or accrued $283,000 and $137,500 for audit fees, during the year ended December 31, 2024 and 2023, respectively. During 2024 we paid $93,500 to BF Borgers for the audit of 2023. BF Borgers was sanctioned by the SEC in May 2024. No other fees were paid to Borgers for the respective periods.

On May 10, 2024 we engaged Kreit and Chiu CPA LLP (“KC”) to do the quarterly 10-Q reviews for 2024 and a re-audit of 2023 and 2024. We paid KC $189,500 for their 10-Q reviews and their work on the re-audit until we replaced them with Weinberg in February 2025. KC did not finish or opine on the 2023 or 2024 audits. No other fees were paid to KC.

Audit Committee Pre-Approval Policies

As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Weinberg. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Audit Committee. The Audit Committee has delegated authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for review and ratification. All of the services provided by Weinberg described above were approved by the Audit Committee pursuant to our Audit Committee’s pre-approval policy.

Our principal accountants, Weinberg, did not engage any other persons or firms other than their respective full-time, permanent employees.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/27/2007)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.13	2020 Stock Option Plan, dated January 18, 2020 (filed with amended Form 10-12g filed on 10/25/2021)
4.14	Form of Warrant to purchase common stock to officers, directors, employees, and consultants (Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.15	Form of Convertible Debenture(Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.16	Form of Warrant(Incorporated by reference to the Form S-1 filed on 12/30/2021)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to Form 10-K filed on 3/30/2011)
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012)
10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012)
10.17	Cooperation Agreement with Industrial Technology Research Institute dated November 2012 (Incorporated by reference to the Form S-1 filed on 12/30/2021)
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012)
23.1*	Consent of Weinberg & Company P.A.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to Section 1350
97.1	Compensation Recovery Policy of Iveda Solutions, Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: April 15, 2025	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	April 15, 2025
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	Chief Financial Officer, Treasurer and Secretary	April 15, 2025
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director	April 15, 2025
Joseph Farnsworth

/s/ Alejandro Franco	Director	April 15, 2025
Alejandro Franco

/s/ Robert D. Gillen	Director	April 15, 2025
Robert D. Gillen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Iveda Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iveda Solutions, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company experienced net losses and negative operating cash flows during the years ended December 31, 2024 and 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Deferred Costs of Goods

As described further in Note 1 to the consolidated financial statements, the Company’s accounting policy is to classify inventory that has been purchased and delivered to customer locations in Taiwan as a deferred cost until the Company has completed its performance obligations. These deferred costs totaled $507,308 as of December 31, 2024. We identified the existence and realization of these assets as a critical audit matter because of the materiality of the deferred costs, and that a high degree of auditor judgment was required to evaluate various factors used in the Company’s evaluation of the existence and realization of these assets.

Our audit procedures related to the existence and realization of this asset included the following:

●	We obtained an understanding of Managements policy and process for assessing the existence and realization of these assets.
●	We obtained detail schedules of these deferred costs at December 31, 2024, and examined the underlying documentation relating to the purchase of these assets.
●	Verified through our testing that the inventories were delivered to the customer site.
●	Verified realization of these assets through examination of subsequent collections, completion of performance obligation and corresponding recognition of revenue.

The December 31, 2023 consolidated financial statements, which were audited by another auditor, have been restated (See Note 11).

We have served as the Company’s auditor since 2025.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 15, 2025

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	December 31, 2024	December 31, 2023 (Restated)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,629,287	$4,738,504
Restricted Cash	29,013	129,778
Accounts Receivable, Net	1,277,635	281,049
Deferred Cost of Goods	507,308
Inventory, Net	148,120	324,515
Other Current Assets	435,052	435,581
Total Current Assets	5,026,415	5,909,427
PROPERTY AND EQUIPMENT, NET	68,677	98,575
Other Assets	84,424	298,163
Total Assets	$5,179,516	$6,306,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts and Other Payables	$1,748,857	$1,308,914
Short Term Debt	427,025	348,771
Current Portion of Long-Term Debt	122,007	-
Total Current Liabilities	2,297,889	1,657,685
LONG-TERM DEBT	376,188	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023.	-	-
Common Stock, $0.00001 par value; 300,000,000 shares authorized; 2,808,071 and 2,021,236 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	28	20
Additional Paid-In Capital	55,962,337	54,065,775
Accumulated Comprehensive Loss	(280,209)	(221,418)
Accumulated Deficit	(53,176,717)	(49,195,897)
Total Stockholders’ Equity	2,505,439	4,648,480
Total Liabilities and Stockholders’ Equity	$5,179,516	$6,306,165

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023 (Restated)
REVENUE
Equipment Sales	$5,592,395	$6,052,298
Service Revenue	428,244	443,567
Other Revenue	-	-
TOTAL REVENUE	6,020,639	6,495,865
COST OF REVENUE	4,719,005	5,428,261

GROSS PROFIT	1,301,634	1,067,604

OPERATING EXPENSES
General & Administrative	5,008,587	4,311,367
Research and Development	363,350	797,112
Total Operating Expenses	5,371,937	5,108,479

LOSS FROM OPERATIONS	(4,070,303)	(4,040,875)
OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	34,323	(28,099)
Loss from investment in Iveda Phils JV	-	(180,000)
Interest Income	113,728	131,870
Interest Expense	(26,183)	(7,254)
Total Other Income (Expense)	121,868	(83,483)

LOSS BEFORE INCOME TAXES	(3,948,435)	(4,124,358)
BENEFIT (PROVISION) FOR INCOME TAXES	(32,385)	(18,308)

NET LOSS	$(3,980,820)	$(4,142,666)
BASIC AND DILUTED LOSS PER SHARE	$(1.81)	$(2.07)
WEIGHTED AVERAGE SHARES	2,203,893	1,996,678

See accompanying Notes to Consolidated Financial Statements.

F-4

COMPREHENSIVE LOSS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023 (Restated)
Net Loss	$(3,980,820)	$(4,142,666)
Other Comprehensive Loss
Foreign Currency Translation, Net of Tax	(58,792)	(775)
Comprehensive Loss	$(4,039,612)	$(4,143,441)

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
		Common	Additional			Other	Total
	Common	Stock	Paid-in-	Accumulated		Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit		(Loss)	Equity

BALANCE AT December 31, 2022, as originally reported	1,883,342	19	52,497,045	$(44,706,671)		$(220,643)	$7,569,750
Prior Period Adjustments				(346,560)			(346,560)
BALANCE AT December 31, 2022, as restated	1,883,342	$19	$52,497,045	$(45,053,231)	-	$(220,643)	$7,223,190

Exercise of warrants issued August 2022	118,238	1	1,322,884	-	-	-	1,322,885
Warrants issued for services			2,700				2,700
Common Stock for Services	19,656	-	138,546	-	-	-	138,546
Stock Option Compensation	-	-	104,600	-	-	-	104,600
Net Loss	-	-	-	(4,142,666)	-	-	(4,142,666)
Comprehensive Loss	-	-	-	-	-	(775)	(775)

BALANCE AT December 31, 2023, as restated	2,021,236	$20	$54,065,775	$(49,195,897)		$(221,418)	$4,648,480

Common Stock for Services	12,500	-	90,000	-		-	90,000

Stock Option Compensation		-	122,600	-		-	122,600
Common Stock Issued in September Direct Offering (including Pre-Funded Warrants sold and exercised	625,000	6	1,683,964	-		-	1,683,970

Reverse Split fractional shares	149,335	2	(2)	-		-	-
Net Loss	-	-	-	(3,980,820)		-	(3,980,820)
Comprehensive Loss	-	-	-	-		(58,791)	(58,791)
BALANCE AT December 31, 2024	2,808,071	$28	$55,962,337	$(53,176,717)		$(280,209)	$2,505,439

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on September 17, 2024.

See accompanying Notes to Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2024 AND 2023

	2024	2023 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,980,820)	$(4,142,666)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	31,805	19,753
Stock Option Compensation	122,600	104,600
Common Stock Warrants Issued for Services	-	2,700
Common Stock issued for Services	90,000	138,546
Loss from Iveda Phils Joint Venture	-	180,000
(Increase) Decrease in Operating Assets
Accounts Receivable	(996,586)	930,803
Deferred Cost of Goods	(507,308)	-
Inventory	176,395	199,124
Other Current Assets	528	(66,995)
Other Assets	203,693	(175,592)
Increase (Decrease) in Accounts and Other Payables	439,945	(523,633)
Net Cash Used in Operating Activities	(4,419,748)	(3,333,360)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(2,608)	(85,593)
Investment in Iveda Phils Joint Venture		(180,000)
Net Cash Used in Investing Activities	(2,608)	(265,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments on) Short-Term Notes Payable/Debt	78,254	(47,554)
Proceeds from (Payments to) Long-Term Debt	498,195	(251,498)
Common Stock Issued, Net of (Cost of Capital)	1,683,970	1,322,885
Net Cash Provided by Financing Activities	2,260,419	1,023,833
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(48,045)	1,780
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,209,982)	(2,573,340)
Cash and Cash Equivalents- Beginning of Period	4,868,282	7,441,622
CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,658,300	$4,868,282

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDING DECEMBER 31, 2024 AND 2023

	2024	2023 (restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$15,316	$9,793
Income Tax Paid	$38,544	$28,779

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 AND 2023

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Iveda Solutions, Inc. (“Iveda”, or the “Company”) was incorporated in Nevada as Charmed Homes, Inc. in June 2006. On October 15, 2009, IntelaSight, d/b/a Iveda, a Washington corporation, became a wholly owned subsidiary of the Company. In December 2010, IntelaSight merged with and into the Company and the Company became the surviving company. Iveda offered the first cloud hosting of streaming and recorded video from security cameras for its customers and real-time remote surveillance service utilizing intervention specialists to watch our customers’ cameras in real time, 24/7. Iveda offers smart city technologies globally, offering advanced AI-driven video surveillance solutions and a robust suite of Internet of Things (IoT) platforms that power digital transformation for cities and commercial clients worldwide.

Consolidation

Effective April 30, 2011, we completed our acquisition of Sole Vision Technologies (fka MEGAsys and dba Iveda Taiwan), a company based in Taiwan. We consolidate our financial statements with the financial statements of Iveda Taiwan. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company experienced net losses and negative operating cash flows during the years ended December 31, 2024 and 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2024, the Company had cash on hand in the amount of $2,658,300. Management does not expect that its current liquidity will support operations from a date of twelve months from the issuance of this financial statement. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing.

Basis of Accounting

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, deferred cost of revenue, share-based compensation, deferred income taxes, provisions for losses, and inventory reserve, among other items.

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

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company had concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are less than one year, it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligations is satisfied), which typically occurs at shipment unless installation is required as with certain of our Taiwan sales – see below. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement product. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

The Company sells its products and services primarily to municipalities and commercial customers in the following manner:

●	The majority of Iveda Taiwan sales are project sales to Taiwan customers and are made direct to the end customer (typically a municipality or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the equipment is shipped to the end customer unless the contract requires the inventory to be installed before it can be billed and charged for service when installation or maintenance work is performed. If inventory is shipped to the customer before it is installed the inventory is reclassified to Deferred Cost of Goods.

Revenue for product and software sales without installation is recorded when the product and/or software has been shipped to the customer. Revenue from fixed-price equipment installation contracts, if any, is recognized as the contracts allow for invoicing at various milestones.

General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Profit incentives are included in revenue when their realization is deemed earned by the contract.

●	Iveda US hardware sales are to domestic and international customers and are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●

Iveda US also sells software that include licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, if the license is paid yearly the revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

●	Iveda US also sells hardware and software warranty and maintenance for an annual fee that are paid yearly. The revenues are recorded annually, if the revenue is a material amount it will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

The following table presents our net sales by revenue source and the period over period percentage change, for the period presented:

	Years Ended December 31,
	2024	2023	% Change
Net Sales Source
Commercial Enterprises	$4,675,122	$6,104,478	(23%)
Distributors	762,660	88,047	766%
Municipalities	170,467	156,701	9%
Taiwan Government	319,767	-	100%
Other	92,625	148,311	(38%)
	6,020,639	6,495,865	(7%)

The Company sells and installs video surveillance systems comprised of various components of hardware and software.

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

Revenue from five customers out of approximately 70 total customers represented approximately 67% of total revenue for the year ended December 31, 2024. These specific customers were 1) Chunghwa Telecom with 18% 2) SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. with 16%, 3) Chicony Power Technology Co Ltd with 11% and 4) HWACOM SYSTEMS INC. with 10%, (all Taiwan companies) and Claro Enterprise Solutions (a US company) with 12%. Revenue from two customers out of 65 total customers represented approximately 48% of total revenue for the year ended December 31, 2023. These specific customers were 1) YOU MING HUEI CO. LTD with 25%, 2) Chicony Power Technology Co Ltd with 23%, (both Taiwan companies). Total number of customers were 70 and 65, for the years ended December 31, 2024 and 2023, respectively.

52% of the total accounts receivable at December 31, 2024 was from one customer out of a total of 42 customer accounts receivable accounts. This specific customer was Chunghwa Telecom. Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we do not require collateral in exchange for our products and services provided on credit. These customers are longtime customers, and we don’t expect any problem with the collectability of these accounts receivable.

No other customers represented greater than 10% of total revenues in years ended December 31, 2024 and 2023.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s consolidated financial statements include the results of operations and financial position of its subsidiary located in Taiwan. The subsidiary’s functional currency is the Taiwan New Dollar (TWD). For consolidation purposes, the subsidiary’s financial statements are translated into US Dollars (USD) using the following methods: Assets and liabilities are translated using the exchange rate at the balance sheet date. Income statement items are translated using the average exchange rate for the period. Exchange rate fluctuations between TWD and USD result in gains or losses that are included in Other Comprehensive Income (Loss) until they are realized. The Company had $1,025,675 and $1,959,399 of its cash and cash equivalents in Taiwan New Dollars at December 31, 2024 and 2023, respectively.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days, if any, are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2024 and 2023, no allowance for uncollectible accounts was deemed necessary.

Other Current Assets

Other current assets represent cash paid in advance to vendors for service coverage extending into subsequent periods, advances to suppliers of product and tender deposits placed with local governments and major customers in Taiwan during the bidding process for new proposed projects.

Deferred Cost of Goods

In Taiwan we ship product to be held at the customer locations in advance of installment per the contract with the customer. We reclassify inventory that we have purchased and delivered to the customer location to Deferred Cost of Goods until this product is installed and can be invoiced to the customer.

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. There was no allowance for slow-moving and obsolete inventory necessary as of December 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2024 and 2023 was $31,805 and $19,753, respectively.

We have a relatively minimal amount of property and equipment, consisting primarily of office equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. Management determined that there was no indicator of impairment as of December 31, 2024 and 2023.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. During 2023 the Company made a $180,000 investment for a 40% interest in Iveda Phils Joint Venture (located in the Philippines). Based on Management’s assessment, the value of its equity method investment was impaired as of December 31, 2023, and as such, recorded an impairment charge of $180,000. As of December 31, 2023 and 2024, the remaining value of its investments was $0.

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

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue until such time our performance obligations on the contracts are completed.

Stock-Based Compensation

The Company periodically issues stock, stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. We recognized $122,600 and $104,600 of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. Accounting Standards Codification Section 820 defines the following levels of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs in which there is little or no market data for the asset or liability which requires the Company to develop its own assumptions.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2024 and December 31, 2023. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand. The carrying values of financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. The adoption of 2023-7 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 Accounts and Other Payables

	December 31, 2024	December 31, 2023

Accounts Payable	$730,297	$379,949
Accrued Expenses	981,769	899,755
Deferred Revenue and Customer Deposits	36,791	29,210
Accounts and Other Payables	$1,748,857	$1,308,914

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	December 31, 2024	December 31, 2023

Loan from Shanghai Commercial Bank at 3.1%-3.2% interest rate per annum. Due originally in January 2025 and subsequently replaced with a new loan which matures January 2026.	$183,011	$88,032
Loan from HuaNam Bank at 3.4% interest rate per annum. Due in June 2025.	91,505	97,777
Loan from ChangHwa Bank at 3% -3.3% interest rate per annum. Due in May 2025.	152,509	162,962
Balance at end of period	$427,025	$348,771

As of December 31, 2024, there was $29,013 of restricted cash pledged as security for the Shanghai Commercial Bank short term loan.

The Long-term debt balances were as follows:

Loans from Shanghai Commercial Bank with interest rates 2.1% per annum due January 2029 (1)	$498,195	$-
Current Portion of Long-term debt	(122,007)	-
Balance at end of period	$376,188	$-

2025	$122,007
2026	122,007
2027	122,007
2028	122,007
Thereafter	10,167
Total	$498,195

(1)	On January 24, 2024, the Company received a facility notice from Shanghai Commercial Bank, granting a revolving loan facility totaling up to TWD 10,000,000 (approximately $300,000 USD) and term loan facility amounting of TWD 20,000,000 (approximately ($600,000 USD). The term for the revolving loan is 1 year and for the term loan is 5 years. The 5 year term loan requires monthly payments including interest and principle, and the revolving loan requires a full principal repayment at the maturity date. The short-term Shanghai Commercial Bank loan is 75% securitized by the government guarantee fund called SME credit guarantee fund and 10% by saving deposit security. The guarantors of this loan are Mr. Siu and Mr. Cheung, who are both part of Iveda Taiwan’s management team.

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

During September 2024 we sold to a certain institutional investor pursuant to a prospectus supplement and prospectus (i) 225,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $3.44 per share, and (ii) pre-funded warrants to purchase up to 400,000 shares of Common Stock, at an offering price of $3.43 per pre-funded warrant, to the investor whose purchase of Common Stock in this offering would otherwise result in the investor, together with its affiliates and certain related parties, beneficially own more than 4.99% (or at the election of the investor, 9.99%) of our outstanding common stock immediately following the consummation of the offering. Each of the pre-funded warrants will be exercisable for one share of Common Stock. The pre-funded warrants had an exercise price of $0.01 per share, were immediately exercisable and could be exercised at any time until all of the pre-funded warrants issued in the offering were exercised in full. All 400,000 pre-funded warrants were exercised during October and November 2024. The Company issued an aggregate of 625,000 shares of common stock resulting in net proceeds of $1,683,970 as a result of the direct offering.

In a concurrent private placement, we issued to such institutional investor unregistered Series A warrants to purchase up to 625,000 shares of Common Stock and unregistered Series B warrants to purchase up to 625,000 shares of Common Stock, which warrants will be exercisable on the effective date of stockholder approval of the issuance of the shares upon exercise of the unregistered warrants (the “Stockholder Approval”), at an exercise price of $3.44 per share. The Series A warrants will expire five years following the Stockholder Approval and the Series B warrants will expire 18 months following the Stockholder Approval. The unregistered warrants and the unregistered common stock issuable upon the exercise of the warrants were offered pursuant to the exemptions provided in Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act, and/or Regulation D promulgated thereunder. The Company adjourned its annual meeting until June 2, 2025 to continue to solicit votes for the approval of the unregistered Series A and Series B warrants.

The company issued 46,876 warrants to the underwriters of the September 2024 direct offering, with an exercise price of $4.30 per common share and an expiration date of September 4, 2029.

Restricted Common shares issued for services

The Company issued 12,500 shares of its common stock with a fair value of $90,000 for services during the year ended December 31, 2024. The Company issued 19,656 shares of its common stock with a fair value of $138,546 for services during the year ended December 31, 2023.

NOTE 6 STOCK OPTION PLAN AND WARRANTS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2024 there were 23,659 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2024 there were 193,397 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792). In 2024, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 656,250 shares.

As of December 31, 2024 and December 31, 2023, there were 217,056 and 162,265 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2024, we had approximately $32,800 unrecognized stock-based compensation. During 2024 and 2023, the Company granted 79,000 and 37,188 stock options with a weighted average fair value of $1.10 and $0.34 per share, respectively. The Company recorded stock compensation costs of $122,600 and $104,600 on vesting of the options during 2024 and 2023, respectively.

Stock option transactions during 2024 and 2023 were as follows:

	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	162,625	$36.01	126,805	$36.08
Granted	79,000	1.78	37,188	5.48
Exercised	-	-	-	-
Forfeited or Cancelled	(24,569)	75.86	(1,367)	10.78
Outstanding at End of Year	217,056	18.56	162,625	36.01
Options Exercisable at Year-End	214,525	$18.74	157,547	$36.96

Information with respect to stock options outstanding and exercisable at December 31, 2024 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2024	Weighted- Average Exercise Price
$1.58-142.08	217,056	7.7	$4.50	214,525	$18.74

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

Warrant transactions during 2024 and 2023 were as follows:

	2024		2023
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	631,737	$75.34	779,208	$21.28
Granted	1,296,876	3.47	1,406	5.72
Exercised	-	-	(118,238)	11.20
Forfeited or Cancelled	(46,537)	24.23	(30,639)	26.74
Outstanding at End of Year	1,882,076	2.84	631,737	75.34
Warrant Exercisable at Year-End	585,200	2.84	631,737	75.34
Weighted-Average Fair Value of Warrants Granted During the Year	$0.25		$0.24

Information with respect to warrants outstanding and exercisable at December 31, 2024 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2024	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2024	Weighted- Average Exercise Price
$3.44 -$85.12	1,882,076	2.3	$3.47	585,200	$22.59

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

During the year ended December 31, 2023, warrant holders exercised 118,238 warrants to acquire 118,238 shares for net proceeds to the Company of $1,322,885.

NOTE 7 INCOME TAXES

U.S. Federal Corporate Income Tax

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

At December 31, 2024, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. As of December 31, 2024, we had federal and state net operating loss carryforwards for income tax purposes of approximately $38 million which will begin to expire in 2025. We also have Arizona net operating loss carryforwards for income tax purposes of approximately $ 12.0 million which expire after five years. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes.

Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, The Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

The Company has adopted FASB guidelines that address the determination of whether lax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the lax benefit from an uncertain lax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2024 and 2023, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2024, and 2023, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2024	December 31, 2023
Income tax benefit at federal statutory rate	(21.0)%	(21,0)%
State income tax benefit, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	26%	26.0%
Income taxes at effective rate	-%	-%

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2024	2023
Tax Operating Loss Carryforward	$9,900,000	$7,800,000
Unamortized Research and Development Costs	207,000	175,000
Valuation Allowance	(10,107,000)	(7,975,000)
Deferred Tax Assets, Net	$-	$-

The valuation allowance increased approximately $0.8 million, primarily as a result of the increased net operating losses of our U.S.- based segment.

Taiwan (Republic of China) Corporate Tax

Sole-Vision Technologies, Inc. is a subsidiary of the Company which is operating in Taiwan as a profit-seeking enterprise. Its applicable corporate income tax rate is 20%. In addition, Taiwan’s corporate tax system allows the government to levy a 10% profit retention tax on undistributed earnings for the prior year. This tax will not be provided if the company distributed the earnings before the ended of the fiscal year.

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

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2024 and 2023 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023

Basic EPS
Net Loss	$(3,980,820)	$(4,142,666)
Weighted Average Shares	2,203,893	1,996,678
Basic Loss Per Share	$(1.81)	$(2.07)

For the years ended December 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2024	December 31, 2023
Warrants	1,882,076	631,737
Options	217,016	162,625
Total	2,099,092	794,362

NOTE 9 CONTINGENT LIABILITIES

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that our management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Management believes the accompanying financial statements include all provisions, of any, for any potential losses. Legal expenses associated with the contingency are expensed as incurred.

On September 13, 2024 Aegis Capital Corp. commenced an action against the Company alleging that it had breached the provisions of a Placement Agency Agreement (PPA) dated June 24, 2024 and that the Company was required to pay the plaintiff placement agent fees as a result of the Company’s September 4, 2024 direct offering of $2.15 million with H. C. Wainwright. The Company rejects the Plaintiff’s claims that it is due the 7% plus expenses in the PPA and asserts that the PAA had been terminated on August 15, 2024 due to the plaintiff’s non-performance and that the plaintiff is not entitled to any fees in the offering since it raised none of the funds in the offering. The action is currently in the discovery stage and the Company intends to vigorously defend the action.

Related to Iveda Taiwan pursuant to certain contracts with Chicony Power Technology Co., Ltd., Shihlin Electric & Engineering Corporation, Chung-Hsin Electric and Machinery Manufacturing Corp., and National Chung Shan Institute of Science and Technology, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of December 31, 2024 is $339,042.

NOTE 10 SEGMENT INFORMATION

The Company operates and manages its business as two reportable and operating segments. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include salaries and payroll, stock based compensation, marketing, public company expenses, audit and accounting, consulting, research and development, travel and entertainment, software subscription and other administrative expenses for the US and salaries and payroll, insurance, rent, travel and entertainment, office supplies and postage, pension and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	December 31, 2024			December 31, 2023

Revenues	$6,020,639	$869,261	$5,151,378	$6,495,865	$852,136	$5,643,729
Cost of Goods Sold	4,719,005	615,010	4,103,995	5,428,261	932,868	4,495,393
Gross Profit	1,301,634	254,251	1,047,383	1,067,604	(80,732)	1,148,336
				-
Operating Expenses				-
Salaries and Payroll Expenses	1,667,330	967,793	699,537	1,756,364	988,848	767,516
Pension	21,832		21,832	20,518		20,518
Travel and Entertainment	552,123	483,146	68,977	640,815	587,317	53,498
Stock-based compensation	122,600	122,600		104,600	104,600
Marketing	757,736	757,736		332,852	332,852
Public Company expenses	520,966	520,966		354,215	354,215
Audit and Accounting	312,920	312,920		162,700	162,700
Consulting Services	412,962	412,962		367,148	367,148
Research and Development	363,350	363,350		797,112	797,112
Software Subscription	85,111	85,111		42,209	42,209
Insurance	60,873	12,664	48,209	57,851	12,270	45,581
Rent	142,986	101,731	41,255	123,255	83,002	40,253
Office Supplies and Postage	34,276		34,276	25,813		25,813
Other operating expenses	316,872	215,849	101,023	323,027	270,937	52,090
Total Operating Expenses	5,371,937	4,356,828	1,015,109	5,108,479	4,103,210	1,005,269
Loss (Income) from Operations	(4,070,303)	(4,102,577)	32,274	(4,040,875)	(4,183,943)	143,068
Interest Income and Other (Expenses), net	121,868	95,330	26,538	(83,483)	(84,452)	969
Net loss before Income Tax	$(3,948,435)	$(4,007,247)	$58,812	$(4,124,358)	$(4,268,395)	$144,037

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

The net assets (liabilities) for our significant geographic regions are as follows:

	Net Assets (Liabilities)
	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
United States	$1,775,554	$3,741,367
Republic of China (Taiwan)	$729,885	$907,113
Total Consolidated	$2,505,439	$4,648,480

NOTE 11 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2023 and the accumulated deficit as of December 31, 2022 have been restated. Subsequent to the original issuance of these financial statements, our audit committee and management determined the following:

As of December 31, 2022

● the Company erroneously did not recognize a valuation decrease in recorded deferred tax assets in its Taiwan subsidiary.

● the Company erroneously did not recognize an intercompany payable to its subsidiary, Iveda Taiwan.

Assets affected included other assets and liabilities affected included accounts and other payables.

As of December 31, 2023

● the Company had erroneously capitalized software development costs during 2023 and 2024 Quarterly filings.

● In addition, the Company is making certain reclassification entries.

The effects on the previously issued financial statements are as follows:

For periods before 2022, Management of the Company determined that the following:

[1] The Deferred Tax asset of $146,560 was no longer a valid tax difference. The amount was recorded as an adjustment to accumulated deficit at December 31, 2022.

[2} The intercompany amount due to Iveda Taiwan was understated by $200,000 related to a payment made on behalf of Iveda US by Iveda Taiwan.

For the year ending December 31, 2023, Management of the Company determined that the following:

[3] An adjustment for $792,612 related to expensing the research and development expense was needed related to activity in 2023. The amount was recorded as a reduction to assets and the associated expense was recorded to the statement of operations.

[4] An adjustment for $180,000 to expense its investment in Iveda Phils JV originally recorded as a consolidation but we have determined this investment should have been recorded as the equity method. This effected cash, account and other payables, Joint Venture Non-Controlled Equity Portion, Accumulated Other Comprehensive Income (Loss) and accumulated deficit

The following table presents the effect of the restatements of the Company’s previously issued balance sheet:

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated

Other Assets	$444,723	$(146,560)[1]	$298,163
Accounts and Other Payables	(1,110,087)	(200,000)[2]
		1,173 [4]	(1,308,914)
Property and Equipment, Net	891,187	(792,612)[3]	98,575
Joint Venture Non-Controlled Equity Portion	$99,048	(99,048)[4]	-
Cash and Cash Equivalents	4,754,597	(16,093)[4]	4,738,504
Accumulated Other Comprehensive Income (Loss)	(222,380)	(962)[4]	(221,418)
Accumulated Deficit	$(47,941,796)	$(1,254,101)[5]	$(49,195,897)

[1]	Deferred Tax Asset eliminated from Other Assets

[2]	The intercompany amount due to Iveda Taiwan was understated by $200,000 related to a payment made on behalf of Iveda US by Iveda Taiwan added back to Accounts and Other Payables

[3]	2023 capitalized software expensed to Research and Development

[4]

An adjustment for $180,000 to expense its investment in Iveda Phils JV originally recorded as a consolidation but we have determined this investment should have been recorded using the equity method. On the balance sheet this effected Cash and Cash equivalents, Accounts and Other Payables, Joint Venture Non-Controlled Equity Portion, Accumulated Other Comprehensive Income (Loss).

[5]	Each of the above restatements effected Accumulated Deficit

The following table presents the effect of the restatements and reclassification on the Company’s previously issued and reported statement of operations

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated

Research and Development	$4,500	$792,612	$797,112
Loss from Investment in Iveda Phils JV	-	180,000	180,000
Eliminate JV G&A recorded 2023	162,686	(162,686)	-
Eliminate JV Interest Income recorded 2023	(11)	11	-
Eliminate Loss attributable to non-controlled interest	(97,605)	97,605	-

Net Loss	$(3,235,124)	$(907,542)	$(4,142,666)
Basic and Diluted Cost per Share	$0.20		$2.07*

*	Restated per share amount reflects a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on September 17, 2024.

The following table presents the effect of the restatements and reclassification on the Company’s previously issued and reported statement of operations

	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Non-Controlling Interest		Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity

Balance, December 31, 2022 as previously reported	1,883,342	$19	$52,497,045	$(44,706,671)	$		$(220,643)	$7,569,750

Correction of Deferred Tax Asset				(146,560)				(146,560)

Correction of Prior Period Intercompany Accounts Payable				(200,000)				(200,000)

Balance, December 31, 2022 as restated	1,883,342	19	52,497,045	(45,053,171)			(220,643)	7,223,190

Balance, December 31, 2023 as previously reported	2,021,236	20	54,065,775	(47,941,796)		(99,048)	(222,380)	$5,802,571

Correction of Deferred Tax Asset				$(146,560)				$(146,560)
Correction of Prior Period Intercompany Accounts Payable				(200,000)				(200,000)
Capitalized Software expensed to Research and Development				$(792,612)				$(792,612)
Expense Investment in Iveda Phils JV, net				(114,929)		99,048	962	(14,919)
Balance, December 31, 2023 as restated	2,021,236	$20	$54,065,775	$(49,195,897)		-	$(221,418)	$4,648,480

The following table presents the effect of the restatements of the Company’s previously issued statement of cashflows:

	As of December 31, 2023
	As Previously Reported	Adjustments	As Restated
Net Loss	$(3,235,124)	(792,612)[3]	$
		(114,930)[4]		(4,142,666)
Loss from Iveda Phils Joint Venture		180,000		180,000
Increase (Decrease) in Accounts and Other Payables	(522,460)	(1,173)[4]		(523,633)
Net Cash Used in Operating Activities	(2,604,645)	(792,612)[3]
		180,000 [4]
		(114,930)[4]
		(1,173)[4]		(3,333,360)
Purchase of Property and Equipment, Net	$(878,205)	$(792,612)[3]		$(85,593)

Net Cash Provided by (Used in) Investing Activities	$(878,205)	$(792,612)[3]		$(85,593)

Joint Venture Non-Controlled Equity Portion	(99,048)	99,048 [4]		-
Change in restricted Cash	(685)	685 [5]		-

Net Cash Provided by Financing Activities	924,100	99,048 [4]
		685 [5]		1,023,833
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,252	528 [4]		1,780
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,557,499)	(15,841)[4]		(2,573,540)
CASH AND CASH EQUIVALENTS – END OF PERIOD	4,754,596	(16,092)[4]
		129,778 [6]		4,868,282

[3]	2023 Capitalized Software expensed to Research and Development
[4]	An adjustment for $180,000 to expense its investment in Iveda Phils JV originally recorded as a consolidation but we have determined this investment should have been recorded as the equity method. The net loss effect is $180,000 less the $65,070 loss recorded in 2023 in consolidation. Net $114,930 additional loss recorded in 2023.
[5]	Eliminate line item for change in restricted cash of $685
[6]	Added Restricted Cash to Cash and Cash Equivalents

NOTE 12 SUBSEQUENT EVENTS

On February 27, 2025, Iveda Solutions, Inc. (the “Company”) entered into an At the Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC (the “Sales Agent), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares (the “Placement Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), having an aggregate offering price of up to $5,082,431 (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agent, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement.

The issuance and sale, if any, of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-276676) (the “Registration Statement”), the base prospectus contained therein, and a prospectus supplement relating to the ATM offering, dated February 27, 2025.

Under the terms of the Sales Agreement, the Company may sell the Placement Shares by any method permitted that is deemed an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Sales Agent will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations to sell the Placement Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of Placement Shares under the Sales Agreement and the Company cannot provide any assurances that it will issue any Placement Shares pursuant to the Sales Agreement. The Company will pay a commission rate of 3% of the gross sales price per share sold and agreed to reimburse the Sales Agent for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $5,000 per due diligence update session conducted in connection with each such date the Company files its Quarterly Reports on Form 10-Q, its Annual Report on Form 10-K and amendments or supplements to the Registration Statement, the accompanying prospectus, or any prospectus supplement. The Company has also agreed pursuant to the Sales Agreement to provide the Sales Agent with customary indemnification and contribution rights.

On March 14, 2025, the “Company redomiciled to Delaware form Nevada with authorized to issue 312,500,000 shares of capital stock. Of which (i) 300 million shares shall be common stock, $0.00001 par value and (ii) 12,500,000 shares shall be shares of preferred stock, $0.00001 par value.

The Company headquarters lease in Mesa Arizona expired February 28, 2025 and has been renewed for 5 years at similar terms to the previous lease.

