Form 10-Q
period 2025-03-31
Iveda Solutions, Inc.
filed 2025-05-13
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market LLC

Class	Outstanding as of April 30, 2025
Common Stock, $0.00001 par value per share	2,808,071

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,490,482	$2,629,287
Restricted Cash	28,606	29,013
Accounts Receivable, Net	819,750	1,277,635
Deferred Cost of Goods	359,388	507,308
Inventory, Net	217,628	148,120
Other Current Assets	296,799	435,052
Total Current Assets	4,212,653	5,026,415

Property and Equipment, Net	64,597	68,677
Right of Use Asset, Net	179,354
Other Assets	71,721	84,424

Total Assets	$4,528,325	$5,179,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,719,848	$1,748,857
Short Term Debt	464,934	427,025
Current Portion of Long-Term Debt	120,294	122,007
Current Portion of Lease Liability	33,504
Total Current Liabilities	2,338,580	2,297,889

Long Term Debt	340,831	376,188
Long Term Lease Liability, Net of Current Portion	148,027	-
Total Liabilities	2,827,438	2,674,077

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.00001 par value; 300,000,000 shares authorized; 2,808,071 and 2,808,071 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	28	28
Additional Paid-In Capital	55,962,337	55,962,337
Accumulated Other Comprehensive Loss	(291,089)	(280,209)
Accumulated Deficit	(53,970,389)	(53,176,717)
Total Stockholders’ Equity	1,700,887	2,505,439

Total Liabilities and Stockholders’ Equity	$4,528,325	$5,179,516

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended March 31, 2025 (Unaudited)	For the Three Months ended March 31, 2024 (Restated)

REVENUE
Equipment Sales	$1,408,732	$227,038
Service Revenue	65,844	119,728

TOTAL REVENUE	1,474,576	346,766

COST OF REVENUE	1,186,365	164,886

GROSS PROFIT	288,211	181,880

OPERATING EXPENSES
General & Administrative	1,090,770	1,325,359
Research & Development	33,000	188,400
Total Operating Expenses	1,123,770	1,513,759

LOSS FROM OPERATIONS	(835,559)	(1,331,879)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	32,422	25,318
Interest Income	15,261	52,595
Interest Expense	(5,796)	(4,285)
Total Other Income (Expense), Net	41,887	73,628

LOSS BEFORE INCOME TAXES	(793,672)	(1,258,251)

PROVISION FOR INCOME TAXES	-	(31,345)

NET LOSS	$(793,672)	$(1,289,596)

BASIC AND DILUTED LOSS PER SHARE	$(0.28)	$(0.64)

WEIGHTED AVERAGE SHARES	2,808,071	2,021,237

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended March 31, 2025	For the Three Months ended March 31, 2024
		(Restated)
Net Loss	$(793,672)	$(1,289,596)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	(10,880)	(34,591)

Comprehensive Loss	$(804,552)	$(1,324,187)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit	(Loss)	Equity

BALANCE AT December 31, 2023	2,021,236	$20	$54,065,775	$(49,195,897)	$(221,418)	$4,648,480

Cost of Financing	-	-	(3,690)	-	-	(3,690)

Net Loss, Restated	-	-	-	(1,289,596)	-	(1,289,596)
Comprehensive Loss	-	-	-	-	(34,591)	(34,591)
BALANCE AT March 31, 2024, Restated	2,021,236	$20	$54,062,085	$(50,485,493)	$(256,009)	$3,320,603

BALANCE AT December 31, 2024	2,808,071	$28	$55,962,337	$(53,176,717)	$(280,209)	$2,505,439

Net Loss	-	-	-	(793,672)	-	(793,672)
Comprehensive Loss	-	-	-	-	(10,880)	(10,880)
BALANCE AT March 31, 2025	2,808,071	$28	$55,962,337	$(53,970,389)	$(291,089)	$1,700,887

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2025 AND 2024 (UNAUDITED)

	March 31, 2025	March 31, 2024
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(793,672)	$(1,289,596)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	7,285	7,900
Changes in operating assets and liabilities
Accounts Receivable	457,885	67,390
Inventory	(69,508)	(177,843)
Deferred Cost of Goods	147,920	-
Right of Use Asset	3,314	-
Other Current Assets	138,253	(130,269)
Other Assets	12,704	177,855
Increase (Decrease) in Accounts and Other Payables	(29,010)	51,090
Lease Liability	(1,137)	-
Net Cash Used in Operating Activities	(125,966)	(1,293,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (Sale) of Property and Equipment	109	-
Net Cash Used in Investing Activities	109	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments on ) Short-Term Debt, net	37,909	(85,955)
Proceeds from (Payments on) Long-Term Debt	(37,070)	615,254
Common Stock Issued, Net of Cost of Financing	-	(3,690)

Net Cash Provided by Financing Activities	839	525,609

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,194)	(83,384)

NET DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	(139,212)	(851,248)

Cash and Cash Equivalents- Beginning of Period	2,658,300	4,868,282

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,519,088	$4,017,034

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDING MARCH 31, 2025 AND 2023 (UNAUDITED)

	March 31, 2025	March 31, 2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$6,063	$4,285
Income Tax Paid	$476	$682

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Present Value of right of Use Asset and Lease Obligations on New Lease	$182,668	$-

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company experienced net losses and negative operating cash flows during the three months ended March 31, 2025, and had an accumulated deficit as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2025, the Company had cash on hand in the amount of $2,519,088. Management does not expect that its current liquidity will support operations from a date of twelve months from the issuance of this financial statement. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

●	Iveda US hardware sales are to domestic and international customers and are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells software that include licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, if the license is paid yearly the revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

●	Iveda US also sells hardware and software warranty and maintenance for an annual fee that are paid yearly. The revenues are recorded annually, if the revenue is a material amount it will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

The following table presents our net sales by revenue source for the period presented:

	For the Three Months Ended March 31,
	2025	2024
Net Sales Source
Commercial Enterprises	$666,394	$263,439
Distributors	178,166	50,697
Municipalities	18,131	32,630
Taiwan Government	611,885	-
Other	-	-
	1,474,576	346,766

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

Revenue from two customers out of approximately 70 total customers represented approximately 58% of total revenue for the three months ended March 31, 2025. These specific customers were 1) National Chung Shan Institute of Science and Technology with 41% and 2) Chunghwa Telecom with 17% (bothTaiwan companies). Revenue from three customers out of 69 total customers represented approximately 50% of total revenue for the three months ended March 31, 2024. These specific customers were 1) Chunghwa Telecom (Taiwan company) with 19%, 2) Claro Enterprise Solutions with 17% (US Company) and 3) Security Integration & Consultant Technology CO., LTD with 14% (Taiwan Company).

74% of the total accounts receivable at March 31, 2025 was from two customers out of a total of 42 customer accounts receivable accounts. These specific customers were Chunghwa Telecom (37%) and National Chung Shan Institute of Science and Technology (37%) (both Taiwan companies). Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we do not require collateral in exchange for our products and services provided on credit. These customers are longtime customers, and we don’t expect any problem with the collectability of these accounts receivable.

No other customers represented greater than 10% of total revenues the three months ended March 31, 2025 and 2024.

Loss per share

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three months ended March 31, 2025 and 2024 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended March 31, 2025 and 2024.

For the three months ended March 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2025	March 31, 2024
Warrants	1,863,069	631,737
Options	214,819	162,469
Total	2,077,888	794,206

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s consolidated financial statements include the results of operations and financial position of its subsidiary located in Taiwan. The subsidiary’s functional currency is the Taiwan New Dollar (TWD). For consolidation purposes, the subsidiary’s financial statements are translated into US Dollars (USD) using the following methods: Assets and liabilities are translated using the exchange rate at the balance sheet date. Income statement items are translated using the average exchange rate for the period. Exchange rate fluctuations between TWD and USD result in gains or losses that are included in Other Comprehensive Income (Loss) until they are realized. The Company had $1,602,567 and $1,025,675 of its cash and cash equivalents in Taiwan New Dollars at March 31, 2025 and December 31, 2024, respectively.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days, if any, are considered delinquent. For our Taiwan-based segment, receivables over one year, if any, are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of March 31, 2025 and December 31, 2024, no allowance for uncollectible accounts was deemed necessary.

Deferred Cost of Goods

In Taiwan we ship product to be held at the customer locations in advance of installment per the contract with the customer. We reclassify inventory that we have purchased and delivered to the customer location to Deferred Cost of Goods until this product is installed and can be invoiced to the customer.

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. There was no allowance for slow-moving and obsolete inventory necessary as of March 31, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the three months ended March 31, 2025 and 2024 was $7,285 and $7,900, respectively.

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

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2020 to 2024 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax return for the years 2020 to 2024 are open to examination by the Taiwan Ministry of Finance.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2025 and December 31, 2024. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand. The carrying values of financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 2 Accounts and Other Payables

	March 31, 2025	December 31, 2024

Accounts Payable	$795,646	$730,297
Accrued Expenses	881,460	981,769
Deferred Revenue and Customer Deposits	42,742	36,791
Accounts and Other Payables	$1,719,848	$1,748,857

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	March 31, 2025	December 31, 2024

Loan from Shanghai Commercial Bank at 3.1%-3.2% interest rate per annum. Due originally in January 2025 and replaced with a new loan which matures January 2026.	$224,347	$183,011
Loan from HuaNam Bank at 3.4% interest rate per annum. Due in June 2025.	90,220	91,505
Loan from ChangHwa Bank at 3% -3.3% interest rate per annum. Due in May 2025.	150,367	152,509
Balance at end of period	$464,934	$427,025

As of March 31, 2025 and December 31, 2024, there was $28,606 and $29,013, respectively, of restricted cash pledged as security for the Shanghai Commercial Bank short term loan.

The Long-term debt balances were as follows:

Loans from Shanghai Commercial Bank with interest rates 2.1% per annum due January 2029 (1)	$461,125	$498,195
Current Portion of Long-term debt	(120,294)	(122,007)
Balance at end of period	$340,831	$376,188

(1)	On January 24, 2024, the Company received a facility notice from Shanghai Commercial Bank, granting a revolving loan facility totaling up to TWD 10,000,000 (approximately $300,000 USD) and term loan facility amounting of TWD 20,000,000 (approximately ($600,000 USD). The term for the revolving loan is 1 year and for the term loan is 5 years. The 5 year term loan requires monthly payments including interest and principal, and the revolving loan requires a full principal repayment at the maturity date. The short-term Shanghai Commercial Bank loan is 75% securitized by the government guarantee fund called SME credit guarantee fund and 10% by saving deposit security. The guarantors of this loan are Mr. Siu and Mr. Cheung, who are both part of Iveda Taiwan’s management team.

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

NOTE 7 STOCK OPTION PLANS AND WARRANTS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of March 31, 2025 there were 21,422 options outstanding under the 2010 Option Plan and as of December 31, 2024 there were 23,659 options outstanding under the 2010 Option Plan.

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

As of March 31, 2025 and December 31, 2024, there were 214,819 and 217,056 options outstanding, respectively, under all the option plans.

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

Stock option transactions during three months ended March 31, 2025 were as follows:

	March 31, 2025
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	217,056	18.56
Granted	-	-
Exercised	-	-
Forfeited or Cancelled	(2.237)	49.28
Outstanding at End of Period	214,819	18.24
Options Exercisable at Period-End	212,991	$18.36

Information with respect to stock options outstanding and exercisable at March 31, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2025	Weighted- Average Exercise Price
$1.43-142.08	214,819	7.7	$18.24	212,991	$18.36

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

Warrants

Warrant transactions during the three months ended March 31, 2025 were as follows:

	For the three months ended March 31, 2025
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	1,882,076	$9.42
Granted	-	-
Exercised	-	-
Forfeited or Cancelled	(19,007)	24.23
Outstanding at End of Period	1,863,069	9.13
Warrant Exercisable at Period-End	566,193	22.08
Weighted-Average Fair Value of Warrants Granted During the Period	$-

Information with respect to warrants outstanding and exercisable at March 31, 2025 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2025	Weighted- Average Exercise Price
$3.44 -$85.12	1,863,069	2.1	$9.13	566,193	$22.08

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

As of March 31, 2025 there were 1,863,069 outstanding. For the three months ended March 31, 2025 there were no warrants granted and 19,007 warrants cancelled.

NOTE 8 LEASES

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

In 2025, the Company entered into a long-term non-cancellable lease agreement for its facility that requires aggregate average monthly payments of $4,540 beginning March 2025 through February 2029.  On the date of the lease, the Company determined that the value of the new right of use asset and lease liability was $182,668, respectively, using a discount rate of 8%.  During the period ended March 31, 2025, the Company reflected amortization of the right of use assets of $3,314 related to the lease, resulting in a net asset balance of $179,354  as of March 31, 2025. During the period ended March 31, 2025 , the Company made combined aggregate payments of $1,137 towards the lease liabilities. As of March 31, 2025 the lease liability amounted to $181,531.

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Shihlin Electric & Engineering Corporation, National Chung Shan Institute of Science and Technology and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of March 31, 2025 is $334,281.

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

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Consolidated	US	Taiwan	Consolidated	US	Taiwan
Revenues	$1,474,576	$238,426	$1,236,150	$346,766	$84,707	$262,059
Cost of Goods Sold	1,186,365	183,628	1,002,737	164,886	61,405	103,481
Gross Profit	288,211	54,798	233,413	181,880	23,302	158,578
	20%	23%	19%	52%	28%	61%

Operating Expenses
Salaries and Payroll Expenses	344,210	253,965	90,245	308,089	217,072	91,017
Travel and Entertainment	142,578	129,964	12,614	188,692	176,901	11,791
Marketing	76,255	76,255	-	110,105	110,105	-
Public Company expenses	57,076	57,076	-	321,438	321,438	-
Audit and Accounting	167,883	167,883	-	104,241	104,241	-
Research and Development	33,000	33,000	-	188,400	188,400	-
Rent	35,006	22,915	12,091	38,006	26,545	11,461
Other operating expenses	267,762	200,755	67,007	254,788	161,352	93,436
Total Operating Expenses	1,123,770	941,813	181,957	1,513,759	1,306,054	207,705
Loss (Income) from Operations	(835,559)	(887,015)	51,456	(1,331,879)	(1,282,752)	(49,127)
Interest Income and Other (Expenses), net	41,887	39,141	2,746	73,628	66,877	6,751
Net loss before Income Tax	$(793,672)	$(847,874)	$54,202	$(1,258,251)	$(1,215,875)	$(42,376)
Income Tax Expense	-	-	-	(31,345)		(31,345)
Net loss	(793,672)	(847,874)	54,202	(1,289,596)	(1,215,875)	(73,721)

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

The Net Revenues for our significant geographic regions are as follows:

	Net Revenues
	For the Three months ended	For the Three months ended
	March 31, 2025	March 31, 2024
United States	$238,426	$84,707
Republic of China (Taiwan)	$1,236,150	$262,059
Total Consolidated	$1,474,576	$346,766

The net assets (liabilities) for our significant geographic regions are as follows:

	Net Assets (Liabilities)
	As of	As of
	March 31, 2025	December 31, 2024
United States	$927,679	$1,775,554
Republic of China (Taiwan)	$773,208	$729,885
Total Consolidated	$1,700,887	$2,505,439

NOTE 11 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2024 have been restated. Subsequent to the original issuance of these financial statements, our audit committee and management determined the following:

The following table presents the effect of the restatements of the Company’s previously issued balance sheet:

	As of March 31, 2024
	As Previously Reported	Adjustments	As Restated
Other Assets	$252,213	$(146,560)[1]	$105,653
Property and Equipment, Net	1,071,249	(981,012)[3]	90,237
Accounts and Other Payables	(1,101,491)	(200,000)[2]
JV Accrued Expenses		12,183 [4]	(1,289,308)
Cash	3,899,152	(9,083)[4]	3,890,069
Non-controlling interest	109,860	(109,860)[4]	-
Accumulated Other Comprehensive Income (Loss)	(257,178)	(1,169)[4]	(258,347)
Accumulated Deficit	$(49,049,993)	$(1,435,500)	$(50,485,493)

The following table presents the effect of the restatements of the Company’s previously issued statement of operations

	for the three months ended March 31, 2024
	As Previously Reported	Adjustments		As Restated

General and Administrative Expenses	$1,342,863	$(17,504)[4]		$1,325,359
Research and Development	-	188,400	[3]	188,400
Total Operating Expenses	1,342,863	170,896	[3][4]	1,513,759
Loss Before Income Taxes	(1,087,356)	(170,896	)[3][4]	(1,258,252)
Net Loss	(1,118,700)	(170,896	)[3][4]	(1,289,596)
Net loss attributable to Non-controlling Interest	10,502	(10,502)[4]		-
Net loss attributable to Iveda Solutions, Inc.	(1,108,198)	(181,398	)[3][4]	(1,289,596)
Basic and Diluted Cost per Share	$(0.57)			$(0.64)
Weighted Average Shares Outstanding	2,021,237			2,021,237

The following table presents the effect of the restatements of the Company’s previously issued statement of stockholder’s equity

	Accumulated Deficit		Total Stockholders’ Equity

Balance, March 31, 2024 as previously reported	$(49,049,994)		$4,645,074

Correction of Prior Period Adjustments	(346,560	)[1][2]	(346,560)
Net Correction of JV consolidation	(107,927)[4]		3,101 [4]
Capitalized Software expensed to Research and Development	(981,012)[3]		(981,012)

Balance, March 31, 2024 as restated	$(50,485,493)		$3,320,603

The following table presents the effect of the restatements of the Company’s previously issued statement of cashflows:

	for the three months ended March 31, 2024
	As Previously Reported	Adjustments		As Restated
Net Loss	$(1,108,198)	$(181,398	)[3][4]	$(1,289,596)
Net Cash Provided by (Used in) Operating Activities	(1,112,075)	(181,398	)[3][4]	(1,293,473)

Purchase of Property and Equipment, Net	(188,400)	188,400	[3]	-

Net Cash Provided by (Used in) Investing Activities	(188,400)	188,400	[3]	-

For periods before 2024, Management of the Company determined that the following:

[1]	The Deferred Tax asset of $146,560 was no longer a valid tax difference. The amount was recorded as an adjustment to accumulated deficit at December 31, 2022.

[2]	The intercompany amount due to Iveda Taiwan was understated by $200,000 related to a payment made on behalf of Iveda US by Iveda Taiwan.

For the period ending March 31, 2024, Management of the Company determined the following:

[3]	An adjustment for $792,612 related to expensing the research and development expense was needed related to activity in 2023. The amount was recorded as a reduction to assets and the associated expense was recorded to the statement of operations. An adjustment for a total of $188,400 related to expensing the research and development expense versus being capitalized was needed related for the three months ended March 31, 2024. The amount was recorded as a reduction to assets and the associated expense was recorded to the statement of operations.

[4]	An adjustment for $180,000 for the year ended December 31, 2023 to expense its investment in Iveda Phils JV originally recorded as a consolidation ($7,002 net loss for the three months ended March 31, 2024) but we have determined this investment should have been recorded as the equity method. This effected Cash, Accounts and Other Payables, Joint Venture Non-Controlled Equity Portion, Accumulated Other Comprehensive Income (Loss) and accumulated deficit.

NOTE 12 SUBSEQUENT EVENTS

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

Note Regarding Forward-Looking Information

This Report on Form 10-Q Quarterly Report contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q Quarterly Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investment, or elsewhere in this Report on Form 10-Q Quarterly Report or discussed in our consolidated financial statements for the year ended December 31, 2024, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our consolidated financial statements for the year ended December 31, 2024. Such policies are unchanged.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations for the Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024			Comparison of Three Months ended March 31, 2025 and 2024

Revenues	$1,474,576	$238,426	$1,236,150	$346,766	$84,707	$262,059	$1,127,810	325%	$153,719	181%	$974,091	372%
Cost of Goods Sold	1,186,365	183,628	1,002,737	164,886	61,405	103,481	1,021,479	620%	122,223	199%	$899,256	869%
Gross Profit	288,211	54,798	233,413	181,880	23,302	158,578	106,331	58%	31,496	135%	$74,835	47%
	20%	23%	19%	52%	28%	61%
							-
Operating Expenses							-
Total Operating Expenses	1,123,770	941,813	181,957	1,513,759	1,306,054	207,705	(389,989)	-26%	(364,241)	-28%	(25,748)	-12%
Income (Loss) from Operations	(835,559)	(887,015)	51,456	(1,331,879)	(1,282,752)	(49,127)	496,320	37%	395,737	31%	100,583	-205%
Interest Income and Other (Expenses), net	41,887	39,141	2,746	73,628	66,877	6,751	(31,741)	-43%	(27,736)	-41%	(4,005)	-59%
Net Income (Loss) before Income Tax	$(793,672)	$(847,874)	$54,202	$(1,258,251)	$(1,215,875)	$(42,376)	$464,579	-37%	(368,001)	30%	$(96,578)	-228%
Income Tax Expense	-	-	-	(31,345)		(31,345)	(31,345)	100%	-		(31,345)	100%
Net loss	$(793,672)	(847,874)	$54,202	$(1,289,596)	$(1,215,875)	$(73,721)	$(495,924)	38%	$(368,001)	30%	$(127,923)	-174%

The increase in revenue for the three months ended March 31, 2025 compared with the same period in 2024 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts.

The decrease in overall gross margin was primarily attributed to the lower margin larger government contract sales in Taiwan.

The net decrease in operating expenses in the three months ended March 31, 2025 compared with the same period in 2024 is due primarily to no significant investor relations campaigns in the US based operations during this period.

A majority of the decrease in loss from operations was primarily due to increased revenues and related gross margins and reduction in operating expenses.

The decrease in net loss was primarily due to increased revenues and related gross margins and reduction in operating expenses for the three months ended March 31, 2025 compared to the same period in 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $2.5 million compared to $2.7 million as of December 31, 2024. This decrease in our cash and cash equivalents for the three months ended March 31, 2025 is related to the operating losses during the three months ended March 31, 2025 offset by the collection of accounts receivables. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the three months ended March 31, 2025 was ($0.1) million compared to ($1.1) million net cash used during the three months ended March 31, 2024. Net cash used in operating activities for the three months ended March 31, 2025 consisted primarily of the net loss of ($1.0) million. Other offsetting factors for the three months ended March 31, 2025 included $0.5 million cash provided from the collection of accounts receivable. Net cash used by operating activities for the three months ended March 31, 2024 consisted primarily of the net loss of ($1.3) million.

Net cash used in investing activities for the three months ended March 31, 2025 and 2024 were negligible.

Net cash provided by financing activities for the three months ended March 31, 2025 were minimal compared with $0.5 million provided during the three months ended March 31, 2024. Net cash provided by financing activities in 2024 of $0.5 million proceeds from long term loans in Taiwan during the three months ended March 31, 2024.

We have experienced significant operating losses since our inception. At December 31, 2024, we had approximately $38 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2025 or 2024. We also had approximately $12.0 million in state net operating loss carryforwards, which expire after five years.

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

Substantially all of our cash is deposited in three financial institutions, two in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (“Central Deposit Insurance Corporation”) with maximum coverage of New Taiwan Dollar (NTD) $3 million. At times, amounts on deposit in Taiwan may be in excess of the CDIC insurance limit.

Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we generally do not require collateral in exchange for our products and services provided on credit.

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the nine months ended March 31, 2025 and year ended December 31, 2024. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the nine months ended March 31, 2025 and year ended December 31, 2024. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of March 31, 2025, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Disclosure Controls and Procedures

None

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: May 13, 2025	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

