Form 10-K/A
period 2024-12-31
Iveda Solutions, Inc.
filed 2025-06-16
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

IVEDA SOLUTIONS, INC.

Explanatory Note

The original filing of the Form 10-K for the period ended December 31, 2024 that was filed on April 15, 2025, reported the effect of certain restatements on our previously filed financial statements for the year ending December 31, 2023. The purpose of this Amendment #1 to the Form 10-K for the period ended December 31, 2024 is to include the impact of these restatements on the previously issued unaudited quarterly financial statements for the interim periods during the fiscal years ending December 31, 2024 and 2023. The purpose of this amendment is to add the quarterly impact of these restatement amounts to Item 8 of this amended annual report on Form 10-K/A.

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

Restatement impact of previously issued unaudited quarterly financial statements

The impact of the restatement on the Financial Statements for December 31, 2023 also affects the 2023 and 2024 quarterly reports (10-Qs) presentation. We have presented the following tables which represent the restated values for the balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows for the 2023 and 2024 10-Q Financial Statements. The detailed impacts are as follows:

[1]	The Deferred Tax asset of $146,560 recorded at December 31, 2022 was no longer a valid tax difference. The amount was recorded as an adjustment to accumulated deficit at December 31, 2022.

[2]	The intercompany amount due to Iveda Taiwan at December 31, 2022 was understated by $200,000 related to a payment made on behalf of Iveda US by Iveda Taiwan.

[3]	An adjustment to expense research and development expenses for all quarterly reports for 2023 and 2024 that were initially capitalized.

[4]	Adjustments related to correction of the accounting for the investment in Iveda Phils JV which was initially recorded as a consolidation. This effected cash, account and other payables, Joint Venture Non-Controlled Equity Portion, Accumulated Other Comprehensive Income (Loss) and accumulated deficit.

SCHEDULE OF RESTATEMENTS (UNAUDITED)

The following table presents the effect of the restatements of the Company’s previously issued balance sheet:

	As of March 31, 2023
	As Previously Reported	Adjustments		As Restated

Other Assets	$288,599	$(146,560	) [1]	$142,039
Property and Equipment, Net	204,516	(170,785	) [3]	33,731
Accounts and Other Payables	(1,313,360)	(200,000	) [2]	(1,513,360)
Accumulated Deficit	(45,256,934)	(517,345)		(45,774,279)
Total Shareholders’ Equity	8,341,698	(517,345)		7,824,353

	As of June 30, 2023
	As Previously Reported	Adjustments	As Restated

Cash	$8,601,307	$(101,249)[4]	$8,500,058
Other Current Assets	231,989	180,000 [4]	411,989
Other Assets	270,721	(146,560)[1]	124,161
Property and Equipment, Net	465,182	(355,753)[3]	109,429
Accounts and Other Payables	(2,408,670)	(200,000)[2]
JV Accrued Expenses		21,274 [4]	(2,587,396)
Joint Venture - Net Asset Value	(59,968)	59,968 [4]	-
Accumulated Other Compensation Income (Loss)	(242,567)	79 [4]	(242,288)
Accumulated Deficit	(46,014,306)	(662,335)	(46,676,641)
Total Shareholders’ Equity	7,540,809	(602,289)	6,938,520

	As of September 30, 2023
	As Previously Reported	Adjustments		As Restated

Cash	$5,565,074	$(99,678	) [4]	$5,465,396
Other Current Assets	324,291	180,000	[4]	504,291
Other Assets	427,049	(146,560	) [1]	280,489
Property and Equipment, Net	651,931	(546,402	) [3]	105,529
Accounts and Other Payables	(1,161,569)	(200,000	) [2]
JV Accrued Expenses		58,827	[4]	(1,302,742)
Joint Venture - Net Asset Value	(83,489)	83,489	[4]	-
Accumulated Other Compensation Income (Loss)	(274,862)	70	[4]	(274,792)
Accumulated Deficit	(46,843,124)	(837,372)		(47,680,496)
Total Shareholders’ Equity	6,680,020	(753,814)		5,926,206

The following table presents the effect of the restatements of the Company’s previously issued statement of operations

	for the three months ended March 31, 2023
	As Previously Reported	Adjustments		As Restated

Research and Development	$-	$175,285	[3]	$175,285
General and Administrative	850,347	(4,500)[2]		845,847
Total Operating expenses	850,347	170,785	[2]	1,021,132
Net Loss attributable to Iveda Solutions, Inc.	(550,263)	(170,785	) [2]	(721,048)
Basic and Diluted Cost per Share *	(0.28)			(0.37)
Weighted Average Shares *	1,937,336			1,937,336

	For the six months ended June 30, 2023
	As Previously Reported	Adjustments		As Restated

Research and Development	$-	$360,253	[2]	$360,253
General and Administrative	2,139,031	(4,500	) [2]
		(99,945	) [4]	2,034,586
Total Operating expenses	2,139,031	255,808		2,394,839
Net Loss attributable to JV	59,967	(59,967	) [4]	-
Net Loss attributable to Iveda Solutions, Inc.	(1,307,635)	(315,775)		(1,623,410)
Basic and Diluted Cost per Share *	(0.66)			(0.82)
Weighted Average Shares *	1,990,869			1,990,869

	For the nine months ended September 30, 2023
	As Previously Reported	Adjustments		As Restated

Research and Development	$-	$550,902	[3]	$550,902
General and Administrative	3,187,581	(4,500	) [2]
		(139,079	) [4]	3,044,002
Total Operating expenses	3,187,581	407,323		3,594,904
Net Loss attributable to JV	83,489	(83,489	) [4]	0
Net Loss	(2,136,453)	(490,812)		(2,627,265)
Basic and Diluted Cost per Share *	(1.07)			(1.32)
Weighted Average Shares *	1,992,658			1,992,658

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on September 17, 2024.

The following table presents the effect of the restatements of the Company’s previously issued statement of stockholders equity

	Accumulated Deficit		Total Stockholders’ Equity

Balance, March 31, 2023 as previously reported	$(45,256,934)		$8,341,698
Prior Period Adjustments [1] [2]	(346,560	) [1][2]	(346,560)
Capitalized Software expensed to Research and Development	(170,785	) [3]	(170,785)
Balance, March 31, 2023 as restated	(45,774,279)		7,824,353

Balance, June 30, 2023 as previously reported	(46,014,306)		7,540,809
Prior Period Adjustments [1] [2]	(346,560	) [1][2]	(346,560)
Capitalized Software expensed to Research and Development	(355,753	) [3]	(355,753)
Iveda Portion of JV Loss not consolidated	39,978	[4]	100,024
Balance, June 30, 2023 as restated	(46,676,641)		6,938,520

Balance, September 30, 2023 as previously reported	(46,843,124)		6,680,020
Prior Period Adjustments [1] [2]	(346,560	) [1][2]	(346,560)
Capitalized Software expensed to Research and Development	(546,402	) [3]	(546,402)
Iveda Portion of JV Loss not consolidated	55,590	[4]	139,148
Balance, September 30, 2023 as restated	(47,680,496)		5,926,206

The following table presents the effect of the restatements of the Company’s previously issued statement of cashflows:

	for the three months ended March 31, 2023
	As Previously Reported	Adjustments		As Restated
Net Loss	$(550,263)	$(170,785)[3]		$(721,048)
Net Cash Provided by (Used in) Operating Activities	172,563	(170,785)[3]		1,778
Purchase of Property and Equipment, Net	(176,156)	170,785	[3]	(5,371)
Net Cash Provided by (Used in) Investing Activities	(176,156)	170,785	[3]	(5,371)

	for the six months ended June 30, 2023
	As Previously Reported	Adjustments		As Restated
Net Loss	$(1,307,635)	$(315,775	)[3][4]	$(1,623,410)
Increase (Decrease) in Accounts and Other Payables	823,367	(21,274)[4]		802,093
Net Cash Provided by (Used in) Operating Activities	851,117	(337,049	)[3][4]	514,068
Purchase of Property and Equipment, Net	(439,708)	355,753	[3]	(83,955)
Investment in JV	-	(180,000)[4]		(180,000)
Net Cash Provided by (Used in) Investing Activities	(439,708)	175,753		(263,955)
JV Non-Controlled portion	(59,967)	59,967	[4]	-
Net Cash Provided by (Used in) Financing Activities	940,175	59,967		1,000,142
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(62,732)	79	[4]	(62,653)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,289,212	(101,249)		1,187,963
CASH AND CASH EQUIVALENTS - END OF PERIOD	8,601,307	(101,249)		8,500,058

	for the nine months ended September, 2023
	As Previously Reported	Adjustments		As Restated
Net Loss	$(2,136,453)	$(490,812	)[3][4]	$(2,627,265)
Increase (Decrease) in Accounts and Other Payables	(378,538)	(58,827)[4]		(437,365)
Net Cash Provided by (Used in) Operating Activities	(1,865,342)	(549,639	)[3][4]	(2,414,981)
Purchase of Property and Equipment, Net	(638,046)	546,402	[3]	(91,644)
Investment in JV	-	(180,000)[4]		(180,000)
Net Cash Provided by (Used in) Investing Activities	(638,046)	366,402		(271,644)
JV Non-Controlled portion	(83,489)	83,489	[4]	-
Net Cash Provided by (Used in) Financing Activities	838,023	83,489		921,512
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(81,656)	70	[4]	(81,586)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,747,021)	(99,678)		(1,846,699)
CASH AND CASH EQUIVALENTS - END OF PERIOD	5,565,074	(99,678)		5,465,396

The following table presents the effect of the restatements of the Company’s previously issued balance sheet:

	As of March 31, 2024
	As Previously Reported	Adjustments	As Restated

Other Assets	$252,213	$(146,560)[1]	$105,653
Property and Equipment, Net	1,071,249	(981,011)[3]	90,238
Accounts and Other Payables	(1,101,491)	(200,000)[2]
JV Accrued Expenses		12,183 [4]	(1,289,308)
Cash	3,899,152	(9,083)[4]	3,890,069
Non-controlling interest	109,860	(109,860)[4]	-
Accumulated Other Comprehensive Income (Loss)	(257,178)	(1,169)[4]	(256,009)
Accumulated Deficit	(49,049,993)	(1,435,500)	(50,485,493)

	As of June 30, 2024
	As Previously Reported	Adjustments	As Restated

Other Assets	$248,190	$(146,560)[1]	$101,630
Property and Equipment, Net	1,177,452	(1,092,712)[3]	84,740
Accounts and Other Payables	(1,678,335)	(200,000)[2]
JV Accrued Expenses		23,755 [4]	(1,854,580)
Cash and Cash Equivalents	2,857,423	(4,305)[4]	2,853,118
Non-controlling interest	119,670	(119,670)[4]	-
Accumulated Other Comprehensive Income (Loss)	(277,736)	(710)[4]	(277,026)
Accumulated Deficit	(49,544,271)	(1,540,202)	(51,084,473)

	As of September 30, 2024
	As Previously Reported	Adjustments	As Restated

Other Assets	$219,280	$(146,560)[1]	$72,720
Intangible Asset, Net	1,131,962	(1,131,962)[3]	-
Accounts and Other Payables	(2,701,427)	(200,000)[2]
JV Accrued Expenses		50,536 [4]	(2,850,891)
Cash and Cash Equivalents	3,598,012	(1,734)[4]	3,596,278
Other Current Assets	548,312	(3,278)[4]	545,034
Non-controlling interest	132,605	(132,605)[4]	-
Accumulated Other Comprehensive Income (Loss)	(249,035)	(962)[4]	(248,073)
Accumulated Deficit	(50,099,282)	(1,566,565)	(51,665,847)

The following table presents the effect of the restatements of the Company’s previously issued statement of operations

	for the three months ended March 31, 2024
	As Previously Reported	Adjustments		As Restated

General and Administrative Expenses	$1,342,863	$(17,504)[4]		$1,325,359
Research and Development	-	188,400	[3]	188,400
Total Operating Expenses	1,342,863	170,896	[3][4]	1,513,759
Loss Before Income Taxes	(1,087,356)	(170,896	)[3][4]	(1,258,252)
Net Loss	(1,118,700)	(170,896	)[3][4]	(1,289,596)
Net loss attributable to Non-contolling Interest	10,502	(10,502)[4]		-
Net loss attributable to Iveda Solutions, Inc	(1,108,198)	(181,398	)[3][4]	(1,289,596)
Basic and Diluted Cost per Share *	(0.55)			(0.64)
Weighted Average Shares *	2,021,236			2,021,236

	For the six months ended June 30, 2024
	As Previously Reported	Adjustments		As Restated

General and Administrative Expenses	$2,358,231	$(34,998)[4]		$2,323,233
Research and Development	-	300,100	[3]	300,100
Total Operating Expenses	2,358,231	265,102	[3][4]	2,623,333
Loss Before Income Taxes	(1,590,880)	(265,102	)[3][4]	(1,855,982)
Net Loss	(1,623,475)	(265,102	)[3][4]	(1,888,577)
Net loss attributable to Non-contolling Interest	20,999	(20,999)[4]		-
Net loss attributable to Iveda Solutions, Inc	(1,602,476)	(286,101	)[3][4]	(1,888,577)
Basic and Diluted Cost per Share *	(0.79)			(0.93)
Weighted Average Shares *	2,025,820			2,025,820

	For the nine months ended September 30, 2024
	As Previously Reported	Adjustments		As Restated

General and Administrative Expenses	$3,370,549	$(67,153)[4]		$3,303,396
Research and Development	-	339,350	[3]	339,350
Total Operating Expenses	3,370,549	272,197	[3][4]	3,642,746
Interest Expense	(15,420)	64	[4]	(15,356)
Loss Before Income Taxes	(2,165,353)	(272,133	)[3][4]	(2,437,486)
Net Loss	(2,197,817)	(272,133	)[3][4]	(2,469,950)
Net loss attributable to Non-contolling Interest	40,330	(40,330)[4]		-
Net Loss attributable to Iveda Solutions, Inc.	(2,157,487)	(312,463	)[3][4]	(2,469,950)
Basic and Diluted Cost per Share *	(1.05)			(1.20)
Weighted Average Shares *	2,055,649			2,055,649

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on September 17, 2024.

The following table presents the effect of the restatements of the Company’s previously issued statement of stockholders equity

	Accumulated Deficit		Total Stockholders’ Equity

Balance, March 31, 2024 as previously reported	$(49,049,993)		$4,645,074

Correction of Prior Period Adjustments	(346,560	)[1][2]	(346,560)
Capitalized Software expensed to Research and Development	(981,012)[3]		(981,012)
Iveda Portion of JV Loss not consolidated	(107,928)[4]		3,101
Balance, March 31, 2024 as restated	(50,485,493)		3,320,603

Balance, June 30, 2024 as previously reported	(49,544,271)		4,236,028

Correction of Prior Period Adjustments	(346,560	)[1][2]	(346,560)
Capitalized Software expensed to Research and Development	(1,092,712)[3]		(1,092,712)
Iveda Portion of JV Loss not consolidated	(100,930)[4]		19,450
Balance, June 30, 2024 as restated	(51,084,473)		2,816,206

Balance, September 30, 2024 as previously reported	(50,099,282)		5,531,243

Correction of Prior Period Adjustments	(346,560	)[1][2]	(346,560)
Capitalized Software expensed to Research and Development	(1,131,962)[3]		(1,131,962)
Iveda Portion of JV Loss not consolidated	(88,044)[4]		45,525
Balance, September 30, 2024 as restated	(51,665,848)		4,098,246

The following table presents the effect of the restatements of the Company’s previously issued statement of cashflows:

	for the three months ended March 31, 2024
	As Previously Reported	Adjustments		As Restated
Net Loss	$(1,108,198)	$(188,400)[3]		$(1,296,596)
Net Cash Provided by (Used in) Operating Activities	(1,112,075)	(188,400)[3]		(1,300,475)
Purchase of Property and Equipment, Net	(188,400)	188,400	[3]	-
Net Cash Provided by (Used in) Investing Activities	(188,400)	188,400	[3]	-

	for the six months ended June 30, 2024
	As Previously Reported	Adjustments		As Restated
Net Loss	$(1,602,476)	$(286,101	)[3][4]	$(1,888,577)
Increase (Decrease) in Accounts and Other Payables	657,858	(3,133)[4]		654,725
Net Cash Provided by (Used in) Operating Activities	(2,003,940)	(289,234	)[3][4]	(2,293,174)

Purchase of Property and Equipment, Net	(302,726)	300,100	[3]	(2,626)

Net Cash Provided by (Used in) Investing Activities	(302,726)	300,100	[3]	(2,626)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(112,694)	922	[4]	(111,772)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,901,284)	11,788		(1,889,496)
CASH AND CASH EQUIVALENTS - END OF PERIOD	2,983,091	(4,305)		2,978,786

	for the nine months ended September 30, 2024
	As Previously Reported	Adjustments		As Restated
Net Loss	$(2,157,487)	$(312,463	)[3][4]	$(2,469,950)
Other Current Assets	(116,342)	3,279	[4]	(113,063)
Increase (Decrease) in Accounts and Other Payables	1,565,741	(16,979)[4]		1,548,762
Net Cash Provided by (Used in) Operating Activities	(3,203,769)	(326,163	)[3][4]	(3,529,932)

Purchase of Intangible Asset	(339,350)	339,350	[3]	-

Net Cash Provided by (Used in) Investing Activities	(341,965)	339,350	[3][4]	(2,615)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,780)	(1,172)[4]		(27,952)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,253,430)	13,187		(1,240,243)
CASH AND CASH EQUIVALENTS - END OF PERIOD	3,630,945	(1,734)		3,629,211

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

Date: June 16, 2025	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: June 16, 2025	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	June 16, 2025
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	Chief Financial Officer, Treasurer and Secretary	June 16, 2025
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director	June 16, 2025
Joseph Farnsworth

/s/ Alejandro Franco	Director	June 16, 2025
Alejandro Franco

/s/ Robert D. Gillen	Director	June 16, 2025
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

