Form 10-Q
period 2025-06-30
Iveda Solutions, Inc.
filed 2025-08-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market LLC

Class	Outstanding as of July 31, 2025
Common Stock, $0.00001 par value per share	2,906,726

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$1,592,209	$2,629,287
Restricted Cash	34,225	29,013
Accounts Receivable, Net	1,366,457	1,277,635
Deferred Cost of Goods	488,403	507,308
Inventory, Net	274,925	148,120
Other Current Assets	328,684	435,052
Total Current Assets	4,084,903	5,026,415

Property and Equipment, Net	60,720	68,677
Right of Use Asset, Net	166,053
Other Assets	78,191	84,424

Total Assets	$4,389,867	$5,179,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,710,777	$1,748,857
Short Term Debt	529,525	427,025
Current Portion of Long-Term Debt	125,588	122,007
Current Portion of Lease Liability	36,826
Total Current Liabilities	2,402,716	2,297,889

Long Term Debt	365,346	376,188
Long Term Lease Liability, Net of Current Portion	141,248	-
Total Liabilities	2,909,310	2,674,077

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.00001 par value; 300,000,000 shares authorized; 2,906,726 and 2,808,071 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	29	28
Additional Paid-In Capital	56,185,931	55,962,337
Accumulated Other Comprehensive Loss	(170,765)	(280,209)
Accumulated Deficit	(54,534,638)	(53,176,717)
Total Stockholders’ Equity	1,480,557	2,505,439

Total Liabilities and Stockholders’ Equity	$4,389,867	$5,179,516

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2025	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024

REVENUE
Equipment Sales (including sales of $155,750 and 188,445 for the three and six months ended June 30, 2025, respectively.	$1,448,998	$1,445,350	$2,857,730	$1,672,388
Service Revenue	78,909	88,705	144,754	208,433

TOTAL REVENUE	1,527,907	1,534,055	3,002,484	1,880,821

COST OF REVENUE	1,083,138	1,032,877	2,269,503	1,197,763

GROSS PROFIT	444,769	501,178	732,981	683,058

OPERATING EXPENSES
General & Administrative	925,629	997,873	2,016,399	2,323,232
Research & Development	51,500	111,700	84,500	300,100
Total Operating Expenses	977,129	1,109,573	2,100,899	2,623,332

LOSS FROM OPERATIONS	(532,360)	(608,395)	(1,367,918)	(1,940,274)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(275)	469	32,147	25,787
Interest Income	10,280	15,420	25,541	68,015
Interest Expense	(12,116)	(5,224)	(17,913)	(9,509)
Total Other Income (Expense), Net	(2,111)	10,665	39,775	84,293

LOSS BEFORE INCOME TAXES	$(534,471)	$(597,730)	$(1,328,143)	$(1,855,981)

PROVISION FOR INCOME TAXES	(29,778)	(1,251)	(29,778)	(32,595)

NET LOSS	$(564,249)	$(598,981)	$(1,357,921)	$(1,888,576)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.30)	$(0.48)	$(0.93)

WEIGHTED AVERAGE SHARES	2,837,226	2,030,403	2,822,729	2,025,820

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended June 30, 2025	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024

Net Loss	$(564,249)	$(598,981)	$(1,357,921)	$(1,888,576)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	120,324	(21,018)	109,444	(55,609)

Comprehensive Loss	$(443,925)	$(619,999)	$(1,248,477)	$(1,944,185)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit	(Loss)	Equity

BALANCE AT December 31, 2023	2,021,236	$20	$54,065,775	$(49,195,897)	$(221,418)	$4,648,480

Cost of Financing	-	-	(3,690)	-	-	(3,690)

Net Loss	-	-	-	(1,289,596)	-	(1,289,596)
Comprehensive Loss	-	-	-	-	(34,591)	(34,591)
BALANCE AT March 31, 2024	2,021,236	$20	$54,062,085	$(50,485,493)	$(256,009)	$3,320,603

Common Stock for Services	12,500	-	90,000	-	-	90,000
Stock Compensation Expense	-	-	25,600	-	-	25,600
Net Loss, Restated	-	-	-	(598,981)		(598,981)
Comprehensive Loss	-	-	-	-	(21,018)	(21,018)
BALANCE AT June 30, 2024	2,033,737	$20	$54,062,085	$(51,084,474)	$(277,027)	$2,816,204

BALANCE AT December 31, 2024	2,808,071	$28	$55,962,337	$(53,176,717)	$(280,209)	$2,505,439

Net Loss	-	-	-	(793,672)	-	(793,672)
Comprehensive Loss	-	-	-	-	(10,880)	(10,880)
BALANCE AT March 31, 2025	2,808,071	$28	$55,962,337	$(53,970,389)	$(291,089)	$1,700,887

Sale of Common Stock	98,655	1	223,594			223,595
Net Loss				(564,249)		(564,249)
Comprehensive Loss					120,324	120,324
BALANCE AT June 30, 2025	2,906,726	$29	$56,185,931	$(54,534,638)	$(170,765)	$1,480,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2025 AND 2024 (UNAUDITED)

	June 30, 2025	June 30, 2024
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,357,921)	$(1,888,576)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	13,341	15,806
Stock Compensation Expense		25,600
Common Stock for Services		90,000
Changes in operating assets and liabilities
Accounts Receivable	(88,822)	(807,853)
Inventory	(126,805)	(466,943)
Deferred Cost of Goods	18,905	-
Right of Use Asset	13,301	-
Other Current Assets	106,368	(90,912)
Other Assets	6,233	174,979
Increase (Decrease) in Accounts and Other Payables	(38,080)	654,725
Lease Liability	(4,594)	-
Net Cash Used in Operating Activities	(1,458,074)	(2,293,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(1,201)	(2,626)
Net Cash Used in Investing Activities	(1,201)	(2,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (Payments on) Short-Term Debt, net	102,500	(53,361)
Proceeds from (Payments on) Long-Term Debt	(7,261)	575,127
Common Stock Issued, Net of Cost of Financing	223,595	(3,690)

Net Cash Provided by Financing Activities	318,834	518,076

EFFECT OF EXCHANGE RATE CHANGES ON CASH	108,575	(111,772)

NET DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	(1,031,866)	(1,889,496)

Cash and Cash Equivalents- Beginning of Period	2,658,300	4,868,282

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,626,434	$2,978,786

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDING JUNE 30, 2025 AND 2023 (UNAUDITED)

	June 30, 2025	June 30, 2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$6,063	$9,509
Income Tax Paid	$476	$20,251

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Present Value of right of Use Asset and Lease Obligations on New Lease	$182,668	$-

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

Basis of Presentation

The unaudited condensed financial statements of the Company for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company experienced net losses and negative operating cash flows during the six months ended June 30, 2025, and had an accumulated deficit as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2025, the Company had cash on hand in the amount of $1,592,209. Management does not expect that its current liquidity will support operations from a date of twelve months from the issuance of this financial statement. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

●	Iveda US hardware sales are to domestic and international customers and are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells software that include licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, if the license is paid yearly the revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

●	Iveda US also sells hardware and software warranty and maintenance for an annual fee that are paid yearly. The revenues are recorded annually, if the revenue is a material amount it will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

The following table presents our net sales by revenue source for the period presented:

	For the three months ended June 30, 2025	For three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Net Sales Source
Commercial Enterprises	$929,073	$1,258,850	$1,595,467	$1,522,290
Distributors	$220,295	$216,474	$398,462	$267,170
Municipalities	$45,263	$51,828	$63,394	$84,458
Taiwan Government	$333,276	$6,903	$945,161	$6,903

	$1,527,907	$1,534,055	$3,002,484	$1,880,821

The Company sells and installs video surveillance systems comprised of various components of hardware and software.

Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

Substantially all cash is deposited in three financial institutions, two in the United States and one in Taiwan. At times, amounts on deposit in the United States may be in excess of the FDIC insurance limit. Deposits in Taiwan financial institutions are insured by CDIC (Central Deposit Insurance Corporation) with maximum coverage of 3 million New Taiwan Dollar (NTD). At times, amounts on deposit in Taiwan may be in excess of the CDIC Insurance limit.

Revenue from two customers out of approximately 70 total customers represented approximately 52% of total revenue for the six months ended June 30, 2025. These specific customers were 1) National Chung Shan Institute of Science and Technology with 31% and 2) Taiwan Stock Exchange with 21% (both Taiwan companies). Revenue from three customers out of 70 total customers represented approximately 87% of total revenue for the three months ended June 30, 2024. These specific customers were 1) HWACOM Systems Inc. (Taiwan company) with 39%, 2) Chunghwa Telecom (Taiwan company) with 29%, and 3) Claro Enterprise Solutions with 19% (US Company).

86% of the total accounts receivable at June 30, 2025 was from three customers out of a total of 42 customer accounts receivable accounts. These specific customers were Taiwan Stock Exchange (47%), Chunghwa Telecom (14%) and National Chung Shan Institute of Science and Technology (25%) (all Taiwan companies). Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we do not require collateral in exchange for our products and services provided on credit. These customers are longtime customers, and we don’t expect any problem with the collectability of these accounts receivable.

No other customers represented greater than 10% of total revenues the six months ended June 30, 2025 and 2024.

Loss per share

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the six months ended June 30, 2025 and 2024 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended June 30, 2025 and 2024.

For the six months ended June 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2025	June 30, 2024
Warrants	1,863,069	596,447
Options	224,256	146,938
Total	2,087,325	743,385

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s consolidated financial statements include the results of operations and financial position of its subsidiary located in Taiwan. The subsidiary’s functional currency is the Taiwan New Dollar (TWD). For consolidation purposes, the subsidiary’s financial statements are translated into US Dollars (USD) using the following methods: Assets and liabilities are translated using the exchange rate at the balance sheet date. Income statement items are translated using the average exchange rate for the period. Exchange rate fluctuations between TWD and USD result in gains or losses that are included in Other Comprehensive Income (Loss) until they are realized. The Company had $567,629 and $1,025,675 of its cash and cash equivalents in Taiwan New Dollars at June 30, 2025 and December 31, 2024, respectively.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days, if any, are considered delinquent. For our Taiwan-based segment, receivables over one year, if any, are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of June 30, 2025 and December 31, 2024, no allowance for uncollectible accounts was deemed necessary.

Deferred Cost of Goods

In Taiwan we ship product to be held at the customer locations in advance of installment per the contract with the customer. We reclassify inventory that we have purchased and delivered to the customer location to Deferred Cost of Goods until this product is installed and can be invoiced to the customer.

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. There was no allowance for slow-moving and obsolete inventory necessary as of June 30, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the six months ended June 30, 2025 and 2024 was $13,341 and $15,806, respectively.

We have a relatively minimal amount of property and equipment, consisting primarily of office equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. Management determined that there was no indicator of impairment as of June 30, 2025 and December 31, 2024.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. During 2023 the Company made a $180,000 investment for a 40% interest in Iveda Phils Joint Venture (located in the Philippines). Based on Management’s assessment, the value of its equity method investment was impaired as of December 31, 2023, and as such, recorded an impairment charge of $180,000. As of December 31, 2023 and 2024, the remaining value of its investments was $0. During the three months and six months ended June 30, 2025 we had revenues to Iveda Phils JV of $155,750 and 188,445 for the three and six months ended June 30, 2025, respectively..

Income Taxes

We are subject U.S. federal income and state income taxes, as well as Taiwan income taxes. During the three and six months ended June 30, 2025 we incurred income tax expense of $29,778 related to our Taiwan operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2025 and December 31, 2024. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand. The carrying values of financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 2 Accounts and Other Payables

	June 30, 2025	December 31, 2024

Accounts Payable	$862,157	$730,297
Accrued Expenses	840,463	981,769
Customer Deposits	8,157	36,791
Accounts and Other Payables	$1,710,777	$1,748,857

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	June 30, 2025	December 31, 2024

Loan from Shanghai Commercial Bank at 3.1%-3.2% interest rate per annum. Due originally in January 2025 and replaced with a new loan which matures January 2026.	$255,514	$183,011
Loan from HuaNam Bank at 3.4% interest rate per annum. Due in December 2025.	102,754	91,505
Loan from ChangHwa Bank at 3% -3.3% interest rate per annum. Due in November 2025.	171,257	152,509
Balance at end of period	$529,525	$427,025

As of June 30, 2025 and December 31, 2024, there was $34,225 and $29,013, respectively, of restricted cash pledged as security for the Shanghai Commercial Bank short term loan.

The Long-term debt balances were as follows:

Loans from Shanghai Commercial Bank with interest rates 2.1% per annum due January 2029 (1)	$490,934	$498,195
Current Portion of Long-term debt	(125,588)	(122,007)
Balance at end of period	$365,346	$376,188

(1)	On January 24, 2024, the Company received a facility notice from Shanghai Commercial Bank, granting a revolving loan facility totaling up to TWD 10,000,000 (approximately $300,000 USD) and term loan facility amounting of TWD 20,000,000 (approximately ($600,000 USD). The term for the revolving loan is 1 year and for the term loan is 5 years. The 5 year term loan requires monthly payments including interest and principal, and the revolving loan requires a full principal repayment at the maturity date. The short-term Shanghai Commercial Bank loan is 75% securitized by the government guarantee fund called SME credit guarantee fund and 10% by saving deposit security. The guarantors of this loan are Mr. Siu and Mr. Cheung, who are both part of Iveda Taiwan’s management team.

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

NOTE 6 STOCK OPTION PLANS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of June 30, 2025 there were 21,422 options outstanding under the 2010 Option Plan and as of December 31, 2024 there were 23,659 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan had a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792). In 2024, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 656,250 shares.

As of June 30, 2025 and December 31, 2024, there were 224,256 and 217,056 options outstanding, respectively, under all the option plans.

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

Stock option transactions during six months ended June 30, 2025 were as follows:

	June 30, 2025
	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Period	217,056	18.56
Granted	10,000	2.15
Exercised	-	-
Forfeited or Cancelled	(2,800)	40.47
Outstanding at End of Period	224,256	18.24
Options Exercisable at Period-End	212,225	$18.49

During the six months ended June 30, 2025 the Company granted options to acquire 10,000 shares of our common stock with a fair value of $16,573 or based on a Black-Scholes valuation model.  During the six month periods ended June 30, 2025 and 2024 the Company recognized $0 and $25,600 of compensation cost relating to the vesting of options.

Information with respect to stock options outstanding and exercisable at June 30, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2025	Weighted- Average Exercise Price
$1.43-142.08	224,256	7.5	$17.55	212,225	$18.49

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2025
Expected Life	6.25 yrs
Expected Volatility	90%
Risk-Free Interest Rate	4.00%

NOTE 7 WARRANTS

Warrants

Warrant transactions during the six months ended June 30, 2025 were as follows:

	For the six months ended June 30, 2025
	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Period	1,882,076	$22.59
Granted	-	-
Exercised	-	-
Forfeited or Cancelled	(19,007)	37.79
Outstanding at End of Period	1,863,069	9.13
Warrant Exercisable at Period-End	566,193	22.08
Weighted-Average Fair Value of Warrants Granted During the Period	$-

Information with respect to warrants outstanding and exercisable at June 30, 2025 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2025	Weighted- Average Exercise Price
$3.44 -$85.12	1,863,069	2.5	$9.13	566,193	$22.08

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

As of June 30, 2025 there were 1,863,069 outstanding. For the six months ended June 30, 2025 there were no warrants granted and 19,007 warrants cancelled.

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

In 2025, the Company entered into a long-term non-cancellable lease agreement for its facility that requires aggregate average monthly payments of $4,540 beginning March 2025 through February 2029. On the date of the lease, the Company determined that the value of the new right of use asset and lease liability was $182,668, respectively, using a discount rate of 8%. During the period ended June 30, 2025, the Company reflected amortization of the right of use assets of $13,301 related to the lease, resulting in a net asset balance of $166,053 as of June 30, 2025. During the period ended June 30, 2025 , the Company made combined aggregate payments of $4,858 towards the lease liabilities. As of June 30, 2025 the lease liability amounted to $178,074.

NOTE 9 COMMITMENTS AND CONTINGENCIES

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

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Shihlin Electric & Engineering Corporation, National Chung Shan Institute of Science and Technology and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of June 30, 2025 is $396,133.

NOTE 10 SEGMENT INFORMATION

The Company operates and manages its business as two reportable and operating segments. The Company’s CODM reviews financial information presented and decides how to allocate resources based on net income (loss). Net income (loss) is used for evaluating financial performance.

Significant segment expenses include salaries and payroll, marketing, public company expenses, audit and accounting, consulting, research and development, travel and entertainment, software subscription and other administrative expenses for the US and salaries and payroll, rent, travel and entertainment, and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024

Revenues	$1,527,907	$381,677	$1,146,230	$1,534,055	$230,352	$1,303,703
Cost of Goods Sold	1,083,138	277,684	805,454	1,032,877	180,687	852,190
Gross Profit	444,769	103,993	340,776	501,178	49,665	451,513
	29%	27%	30%	33%	22%	35%

Operating Expenses
Salaries and Payroll Expenses	379,270	274,079	105,191	358,033	266,934	91,099
Travel and Entertainment	122,629	107,979	14,650	79,829	68,285	11,544
Marketing	92,843	92,843	-	115,336	115,336	-
Public Company expenses	3,215	3,215	-	103,150	103,150	-
Audit and Accounting	107,776	107,776	-	82,753	82,753	-
Research and Development	51,500	51,500	-	111,700	111,700	-
Rent	42,706	31,599	11,107	47,142	37,062	10,080
Other operating expenses	177,191	159,576	17,615	211,630	190,255	21,375
Total Operating Expenses	977,129	828,565	148,563	1,109,573	975,475	134,098
Loss (Income) from Operations	(532,360)	(724,572)	192,213	(608,395)	(925,811)	317,415
Interest Income and Other (Expenses), net	(2,111)	(1,539)	(572)	10,665	8,510	2,155
Net loss before Income Tax	(534,471)	(726,111)	191,641	(597,730)	(917,301)	319,570
Income Tax Expense	(29,778)	-	(29,778)	(1,251)	(1,697)	447
Net loss	$(564,249)	$(726,111)	$161,863	$(598,981)	$(918,997)	$320,017

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024

Revenues	$3,002,484	$620,104	$2,382,380	$1,880,821	$315,059	$1,565,762
Cost of Goods Sold	2,269,503	461,312	1,808,191	1,197,763	242,092	955,671
Gross Profit	732,981	158,792	574,189	683,058	72,967	610,091
	24%	26%	24%	36%	23%	39%

Operating Expenses
Salaries and Payroll Expenses	723,480	528,044	195,436	666,122	484,006	182,116
Travel and Entertainment	265,207	237,943	27,264	268,521	245,186	23,335
Marketing	169,098	169,098		225,441	225,441
Public Company expenses	60,291	60,291		424,588	424,588
Audit and Accounting	275,659	275,659		186,994	186,994
Research and Development	84,500	84,500		300,100	300,100
Rent	77,712	54,514	23,198	85,148	63,607	21,541
Other operating expenses	444,952	360,330	84,622	466,418	351,607	114,811
Total Operating Expenses	2,100,899	1,770,379	330,520	2,623,332	2,281,529	341,803
Loss (Income) from Operations	(1,367,918)	(1,611,587)	243,669	(1,940,274)	(2,208,563)	268,288
Interest Income and Other (Expenses), net	39,775	37,602	2,173	84,293	75,387	8,906
Net loss before Income Tax	(1,328,143)	(1,573,985)	245,842	(1,855,981)	(2,134,872)	277,194
Income Tax Expense	(29,778)		(29,778)	(32,595)	(1,697)	(30,898)
Net loss	$(1,357,921)	$(1,573,985)	$216,064	$(1,888,576)	$(2,134,872)	$246,296

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

The Net Revenues for our significant geographic regions are as follows:

	Net Revenues
	For the Six months ended	For the Six months ended
	June 30, 2025	June 30, 2024
United States	$620,103	$315,059
Republic of China (Taiwan)	$2,382,380	$1,565,762
Total Consolidated	$3,002,483	$1,880,821

The net assets (liabilities) for our significant geographic regions are as follows:

	Net Assets (Liabilities)
	As of	As of
	June 30, 2025	December 31, 2024
United States	$425,163	$1,775,554
Republic of China (Taiwan)	$1,055,394	$729,885
Total Consolidated	$1,480,557	$2,505,439

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

Results of Operations for the Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024			Comparison of Three Months ended June 30, 2025 and 2024

Revenues	$1,527,907	$381,677	$1,146,230	$1,534,055	$230,352	$1,303,703	$(6,148)	0%	$151,325	66%	$(157,473)	-12%
Cost of Goods Sold	1,083,138	277,684	805,454	1,032,877	180,687	852,190	50,261	5%	96,997	54%	$(46,736)	-5%
Gross Profit	444,769	103,993	340,776	501,178	49,665	451,513	(56,409)	-11%	54,329	109%	$(110,737)	-25%
	29%	27%	30%	33%	22%	35%

Operating Expenses
Salaries and Payroll Expenses	379,270	274,079	105,191	358,033	266,934	91,099	21,237	6%	7,145	3%	14,092	15%
Travel and Entertainment	122,629	107,979	14,650	79,829	68,285	11,544	42,799	54%	39,693	58%	3,106	27%
Marketing	92,843	92,843	-	115,336	115,336	-	(22,493)	-20%	(22,493)	-20%	-
Public Company expenses	3,215	3,215	-	103,150	103,150	-	(99,935)	-97%	(99,935)	-97%	-
Audit and Accounting	107,776	107,776	-	82,753	82,753	-	25,023	30%	25,023	30%	-
Research and Development	51,500	51,500	-	111,700	111,700	-	(60,200)	-54%	(60,200)	-54%	-
Rent	42,706	31,599	11,107	47,142	37,062	10,080	(4,436)	-9%	(5,463)	-15%	1,027	10%
Other operating expenses	177,191	159,576	17,615	211,630	190,255	21,375	(34,439)	-16%	(30,679)	-16%	(3,760)	-18%
Total Operating Expenses	977,129	828,565	148,563	1,109,573	975,475	134,098	(132,445)	-12%	(146,910)	-15%	14,465	11%
Loss (Income) from Operations	(532,360)	(724,572)	192,213	(608,395)	(925,811)	317,415	76,037	12%	201,239	22%	(125,202)	-39%
Interest Income and Other (Expenses), net	(2,111)	(1,539)	(572)	10,665	8,510	2,155	(12,776)	-120%	(10,049)	-118%	(2,727)	-127%
Net loss before Income Tax	(534,471)	(726,111)	191,641	(597,730)	(917,301)	319,570	$63,261	-11%	(191,190)	21%	$127,929	-40%
Income Tax Expense	(29,778)	-	(29,778)	(1,250)	(1,697)	447	28,528	-2282%	(1,697)		30,225	6762%
Net loss	$(564,249)	$(726,111)	$161,863	$(598,980)	$(918,997)	$320,017	$(34,732)	6%	(192,887)	21%	$158,154	-49%

The decrease in revenue for the three months ended June 30, 2025 compared with the same period in 2024 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts offset by increased equipment sales in the US as distributor revenues increase.

The decrease in overall gross margin was primarily attributed to the lower margin larger government contract sales in Taiwan.

The net decrease in operating expenses in the three months ended June 30, 2025 compared with the same period in 2024 is due primarily to no significant investor relations campaigns in the US based operations during this period.

A majority of the decrease in loss from operations was primarily due to increased revenues and related gross margins and reduction in operating expenses.

The decrease in net loss was primarily due to a reduction in operating expenses for the three months ended June 30, 2025 compared to the same period in 2024.

Results of Operations for the Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024			Comparison of Six Months ended June 30, 2025 and 2024

Revenues	$3,002,484	$620,103	$2,382,380	$1,880,821	$315,059	$1,565,762	$1,121,663	60%	$305,044	97%	$816,618	52%
Cost of Goods Sold	2,269,503	461,312	1,808,191	1,197,763	242,092	955,671	1,071,740	89%	219,220	91%	$852,520	89%
Gross Profit	732,980	158,791	574,189	683,058	72,967	610,091	49,922	7%	85,825	118%	$(35,902)	-6%
	24%	26%	24%	36%	23%	39%

Operating Expenses
Salaries and Payroll Expenses	723,480	528,044	195,436	666,122	484,006	182,116	57,358	9%	44,038	9%	13,320	7%
Travel and Entertainment	265,207	237,943	27,264	268,521	245,186	23,335	(3,314)	-1%	(7,243)	-3%	3,929	17%
Marketing	169,098	169,098		225,441	225,441		(56,343)	-25%	(56,343)	-25%	-
Public Company expenses	60,291	60,291		424,588	424,588		(364,297)	-86%	(364,297)	-86%	-
Audit and Accounting	275,659	275,659		186,994	186,994		88,665	47%	88,665	47%	-
Research and Development	84,500	84,500		300,100	300,100		(215,600)	-72%	(215,600)	-72%	-
Rent	77,712	54,514	23,198	85,148	63,607	21,541	(7,436)	-9%	(9,093)	-14%	1,657	8%
Other operating expenses	444,952	360,330	84,622	466,418	351,607	114,811	(21,466)	-5%	8,723	2%	(30,189)	-26%
Total Operating Expenses	2,100,899	1,770,379	330,520	2,623,332	2,281,529	341,803	(522,434)	-20%	(511,151)	-22%	(11,283)	-3%
Loss (Income) from Operations	(1,367,918)	(1,611,587)	243,669	(1,940,274)	(2,208,563)	268,288	572,356	29%	596,975	27%	(24,619)	-9%
Interest Income and Other (Expenses), net	39,776	37,602	2,174	84,293	75,387	8,906	(44,517)	-53%	(37,785)	-50%	(6,732)	-76%
Net loss before Income Tax	(1,328,142)	(1,573,985)	245,843	(1,857,678)	(2,134,872)	277,194	$527,839	-28%	(560,887)	26%	$31,351	-11%
Income Tax Expense	(29,778)		(29,778)	(32,595)	(1,697)	(30,898)	(2,817)	9%	(1,697)		(1,120)	4%
Net loss	$(1,357,920)	$(1,573,985)	$216,065	$(1,888,576)	$(2,134,872)	$246,296	$(530,656)	28%	(560,887)	26%	$30,231	-12%

The increase in revenue for the six months ended June 30, 2025 compared with the same period in 2024 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts and increased US revenues through its distributors.

The decrease in overall gross margin was primarily attributed to the lower margin larger government contract sales in Taiwan.

The net decrease in operating expenses in the six months ended June 30, 2025 compared with the same period in 2024 is due primarily to a reduction in R&D expense in the US and no significant investor relations campaigns in the US based operations during this period.

A majority of the decrease in loss from operations was primarily due to increased revenues and related gross margins and reduction in operating expenses.

The decrease in net loss was primarily due to a reduction in operating expenses for the six months ended June 30, 2025 compared to the same period in 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $1.6 million compared to $2.7 million as of December 31, 2024. This decrease in our cash and cash equivalents for the six months ended June 30, 2025 is related to the operating losses during the six months ended June 30, 2025. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the six months ended June 30, 2025 was ($1.5) million compared to ($2.3) million net cash used during the six months ended June 30, 2024. Net cash used in operating activities for the six months ended June 30, 2025 consisted primarily of the net loss of ($1.4) million. Net cash used by operating activities for the six months ended June 30, 2024 consisted primarily of the net loss of ($1.9) million.

Net cash used in investing activities for the three months ended June 30, 2025 and 2024 were negligible.

Net cash provided by financing activities for the six months ended June 30, 2025 were $0.3 million compared with $0.5 million provided during the six months ended June 30, 2024. Net cash provided by financing activities in 2025 included $0.2 from the sale of stock as compared to $0.5 million proceeds from long term loans in Taiwan during the six months ended June 30, 2024.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the nine months ended June 30, 2025 and year ended December 31, 2024. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the nine months ended June 30, 2025 and year ended December 31, 2024. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of June 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of June 30, 2025, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: August 14, 2025	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

