Form 10-Q
period 2025-09-30
Iveda Solutions, Inc.
filed 2025-11-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market LLC

Class	Outstanding as of October 31, 2025
Common Stock, $0.00001 par value per share	5,874,741

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,298,474	$2,629,287
Restricted Cash	32,802	29,013
Accounts Receivable, Net	1,324,086	1,277,635
Deferred Cost of Goods	237,749	507,308
Inventory, Net	247,516	148,120
Other Current Assets	340,592	435,052
Total Current Assets	5,481,219	5,026,415

Property and Equipment, Net	53,201	68,677
Right of Use Asset, Net	159,263
Other Assets	84,696	84,424

Total Assets	$5,778,379	$5,179,516

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,240,902	$1,748,857
Short Term Debt	164,134	427,025
Current Portion of Long-Term Debt	131,307	122,007
Current Portion of Lease Liability	40,390
Total Current Liabilities	1,576,733	2,297,889

Long Term Debt	306,382	376,188
Long Term Lease Liability, Net of Current Portion	127,022	-
Total Liabilities	2,010,137	2,674,077

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common Stock, $0.00001 par value; 300,000,000 shares authorized; 4,457,444 and 2,808,071 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	45	28
Additional Paid-In Capital	58,736,166	55,962,337
Accumulated Other Comprehensive Loss	(212,027)	(280,209)
Accumulated Deficit	(54,755,942)	(53,176,717)
Total Stockholders’ Equity	3,768,242	2,505,439

Total Liabilities and Stockholders’ Equity	$5,778,379	$5,179,516

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended September 30, 2025	For the Three Months ended September 30, 2024	For the Nine Months ended September 30, 2025	For the Nine Months ended September 30, 2024

REVENUE
Equipment Sales (including sales to Iveda Philippines of $0 and $188,445 for the three and nine months ended September 30, 2025, respectively.	$1,522,776	$2,336,590	$4,380,506	$4,008,978
Service Revenue	129,011	61,572	273,764	270,005

TOTAL REVENUE	1,651,787	2,398,162	4,654,270	4,278,983

COST OF REVENUE	1,134,510	1,987,680	3,404,012	3,185,443

GROSS PROFIT	517,277	410,482	1,250,258	1,093,540

OPERATING EXPENSES
General & Administrative	705,830	980,165	2,722,229	3,303,397
Research & Development	25,750	39,250	110,250	339,350
Total Operating Expenses	731,580	1,019,415	2,832,479	3,642,747

LOSS FROM OPERATIONS	(214,303)	(608,932)	(1,582,221)	(2,549,207)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	(22)	8,369	32,125	34,157
Interest Income	5,260	24,905	30,801	92,919
Interest Expense	(11,574)	(5,846)	(29,487)	(15,355)
Total Other Income (Expense), Net	(6,336)	27,428	33,439	111,721

LOSS BEFORE INCOME TAXES	$(220,639)	$(581,504)	$(1,548,782)	$(2,437,486)

PROVISION FOR INCOME TAXES	(665)	131	(30,443)	(32,464)

NET LOSS	$(221,304)	$(581,373)	$(1,579,225)	$(2,469,950)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.27)	$(0.54)	$(1.20)

WEIGHTED AVERAGE SHARES	3,045,753	2,115,307	2,897,887	2,055,649

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended September 30, 2025	For the Three Months ended September 30, 2024	For the Nine months ended September 30, 2025	For the Nine months ended September 30, 2024

Net Loss	$(221,304)	$(581,373)	$(1,579,225)	$(2,469,950)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	(41,262)	28,953	68,182	(26,655)

Comprehensive Loss	$(262,566)	$(552,420)	$(1,511,043)	$(2,496,605)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit	(Loss)	Equity

BALANCE AT December 31, 2023	2,021,236	$20	$54,065,775	$(49,195,897)	$(221,418)	$4,648,480

Cost of Financing	-	-	(3,690)	-	-	(3,690)

Net Loss	-	-	-	(1,289,596)	-	(1,289,596)
Comprehensive Loss	-	-	-	-	(34,591)	(34,591)
BALANCE AT March 31, 2024	2,021,236	$20	$54,062,085	$(50,485,493)	$(256,009)	$3,320,603

Common Stock for Services	12,500	-	90,000	-	-	90,000
Stock Compensation Expense	-	-	25,600	-	-	25,600
Net Loss	-	-	-	(598,981)		(598,981)
Comprehensive Loss	-	-	-	-	(21,018)	(21,018)
BALANCE AT June 30, 2024	2,033,736	$20	$54,062,085	$(51,084,474)	$(277,027)	$2,816,204

Common Stock Issued in September 2024 offering	225,000	2	773,998			774,000
Pre-Funded Warrrants – 450,000			1,372,800			1,372,800
Cost of Financing	12,500	-	(312,340)	-	-	(312,500)
Reverse Split Fractional shares	149,335	2	(2)	-	-	-
Net Loss	-	-	-	(581,373)		(581,373)
Comprehensive Loss	-	-	-	-	28,701	28,701
BALANCE AT September 30, 2024	2,408,071	$24	$56,012,143	$(51,665,848)	$(248,072)	$4,098,246

BALANCE AT December 31, 2024	2,808,071	$28	$55,962,337	$(53,176,717)	$(280,209)	$2,505,439

Net Loss	-	-	-	(793,672)	-	(793,672)
Comprehensive Loss	-	-	-	-	(10,880)	(10,880)
BALANCE AT March 31, 2025	2,808,071	$28	$55,962,337	$(53,970,389)	$(291,089)	$1,700,887

Sale of Common Stock	98,655	1	223,594			223,595
Net Loss				(564,249)		(564,249)
Comprehensive Loss					120,324	120,324
BALANCE AT June 30, 2025	2,906,726	$29	$56,185,931	$(54,534,638)	$(170,765)	$1,480,557

Sale of Common Stock	1,500,718	15	2,482,735			2,482,750
Stock for Services	50,000	1	67,500			67,500
Net Loss				(221,304)		(221,304)
Comprehensive Loss					(41,262)	(41,262)
BALANCE AT September 30, 2025	4,457,444	$45	$58,736,166	$(54,755,942)	$(212,027)	$3,768,242

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	September 30, 2025	September 30, 2024
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,579,225)	$(2,469,950)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	16,062	23,806
Stock Compensation Expense		25,600
Common Stock for Services	67,500	90,000
Changes in operating assets and liabilities
Accounts Receivable	(46,451)	(1,872,233)
Inventory	(99,396)	(971,616)
Deferred Cost of Goods	269,559	-
Right of Use Asset	23,405	-
Other Current Assets	96,950	(113,064)
Other Assets	(272)	208,762
Increase (Decrease) in Accounts and Other Payables	(507,956)	1,548,762
Lease Liability	(15,256)	-
Net Cash Used in Operating Activities	(1,775,080)	(3,529,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(2,615)
Net Cash Used in Investing Activities	-	(2,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Debt, net	(335,520)	(53,135)
Proceeds from Short-Term Debt	72,629
Proceeds from (Payments on) Long-Term Debt	(60,506)	541,449
Common Stock Issued, Net of Cost of Financing	2,706,346	1,830,770

Net Cash Provided by Financing Activities	2,382,949	2,319,084

EFFECT OF EXCHANGE RATE CHANGES ON CASH	65,107	(25,607)

NET DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	672,976	(1,239,071)

Cash, Restricted Cash and Cash Equivalents- Beginning of Period	2,658,300	4,868,282

CASH, RESTRICTED CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,331,276	$3,629,211

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	September 30, 2025	September 30, 2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$14,732	$15,355
Income Tax Paid	$12,434	$36,942

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Present Value of Right of Use Asset and Lease Obligations on New Lease	$182,668	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

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

Basis of Presentation

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company experienced net losses and negative operating cash flows during the nine months ended September 30, 2025, and had an accumulated deficit as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2025, the Company had cash on hand in the amount of $3,298,474. Subsequent to September 30, 2025 we raised an additional $2,224,048 net proceeds from the sale of our common shares (See Note 11). Although we believe we now have a strong cash position after the subsequent raise and have experienced an overall improvement in our operations that will result in improved cash flow, Management cannot be certain that its current liquidity will support operations and other future business opportunities from a date of twelve months from the issuance of this financial statement. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

●	Iveda US hardware sales are to domestic and international customers and are made through independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The distributor retains the margin as its compensation for its role in the transaction. The distributor or integrator generally maintains product inventory or product is drop shipped from the manufacturer, customer receivables and all related risks and rewards of ownership. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells software that include licensing fees that are paid either monthly or yearly. The revenues are recorded monthly, if the license is paid yearly the revenue will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

●	Iveda US also sells hardware and software warranty and maintenance for an annual fee that are paid yearly. The revenues are recorded annually, if the revenue is a material amount it will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

The following table presents our net sales by revenue source for the period presented:

	For the three months ended September 30, 2025	For three months ended September 30, 2024		For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Net Sales Source
Commercial Enterprises	$1,221,455		$2,047,176	$2,816,922	$3,569,464
Distributors	$14,826		$311,518	$413,288	$578,688
Municipalities	$51,749		$39,468	$115,143	$123,957
Taiwan Government	$363,757	$		$1,308,917	$6,874

	$1,651,787		$2,398,162	$4,654,270	$4,278,983

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

Revenue from four customers out of approximately 74 total customers represented approximately 66% of total revenue for the nine months ended September 30, 2025. These specific customers were 1) National Chung Shan Institute of Science and Technology with 28%, 2) Taiwan Stock Exchange with 15%, SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. with 13% and Chunghwa Telecom with 10% (all Taiwan companies). Revenue from five customers out of 72 total customers represented approximately 76% of total revenue for the nine months ended September 30, 2024. These specific customers were 1) Security Integration & Consultant Technology CO., LTD. (Taiwan company) with 19%, 2) Chicony Power Technology Co., Ltd. (Taiwan company) with 16%, 3) HWACOM Systems Inc. (Taiwan company) with 15%, 4) Claro Enterprise Solutions with 14% (US Company) and 5) Chunghwa Telecom (Taiwan company) with 13%.

No other customers represented greater than 10% of total revenues the nine months ended September 30, 2025 and 2024.

74% of the total accounts receivable at September 30, 2025 was from three customers out of a total of 42 customer accounts receivable accounts. These specific customers were SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. (33%), Chunghwa Telecom (16%) and National Chung Shan Institute of Science and Technology (25%) (all Taiwan companies). Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we do not require collateral in exchange for our products and services provided on credit. These customers are longtime customers, and we don’t expect any problem with the collectability of these accounts receivable.

Loss per share

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the nine months ended September 30, 2025 and 2024 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2025	September 30, 2024
Warrants	1,863,069	1,882,076
Options	221,756	146,202
Total	2,084,825	2,028,278

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s consolidated financial statements include the results of operations and financial position of its subsidiary located in Taiwan. The subsidiary’s functional currency is the Taiwan New Dollar (TWD). For consolidation purposes, the subsidiary’s financial statements are translated into US Dollars (USD) using the following methods: Assets and liabilities are translated using the exchange rate at the balance sheet date. Income statement items are translated using the average exchange rate for the period. Exchange rate fluctuations between TWD and USD result in gains or losses that are included in Other Comprehensive Income (Loss) until they are realized. The Company had $749,619 and $1,025,675 of its cash and cash equivalents in Taiwan New Dollars at September 30, 2025 and December 31, 2024, respectively.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days, if any, are considered delinquent. For our Taiwan-based segment, receivables over one year, if any, are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of September 30, 2025 and December 31, 2024, no allowance for uncollectible accounts was deemed necessary.

Deferred Cost of Goods

In Taiwan we ship product to be held at the customer locations in advance of installment per the contract with the customer. We reclassify inventory that we have purchased and delivered to the customer location to Deferred Cost of Goods until this product is installed and can be invoiced to the customer.

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. There was no allowance for slow-moving and obsolete inventory necessary as of September 30, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $16,062 and $15,806, respectively.

We have a relatively minimal amount of property and equipment, consisting primarily of office equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. Management determined that there was no indicator of impairment as of September 30, 2025 and December 31, 2024.

Equity Method Investment

The Company accounts for investments in entities in which the Company has significant influence over the entity’s financial and operating policies, but does not control, using the equity method of accounting. The equity method investments are initially recorded at cost, and subsequently increased for capital contributions and allocations of net income, and decreased for capital distributions and allocations of net loss. Equity in net income (loss) from the equity method investment is allocated based on the Company’s economic interest. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If it is determined that a loss in value of the equity method investment is other than temporary, an impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, and available information at the time the analysis is prepared. During 2023 the Company made a $180,000 investment for a 40% interest in Iveda Phils Joint Venture (located in the Philippines). Based on Management’s assessment, the value of its equity method investment was impaired as of December 31, 2023, and as such, recorded an impairment charge of $180,000. As of December 31, 2023 and 2024, the remaining value of its investments was $0. During the three months and nine months ended September 30, 2025 we had revenues to Iveda Phils JV of $155,750 and 188,445 for the three and nine months ended September 30, 2025, respectively..

Income Taxes

We are subject U.S. federal income and state income taxes, as well as Taiwan income taxes. During the three and nine months ended September 30, 2025 we incurred income tax expense of $665 and $30,443, respectively related to our Taiwan operations.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of September 30, 2025 and December 31, 2024. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand. The carrying values of financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 2 Accounts and Other Payables

	September 30, 2025	December 31, 2024

Accounts Payable	$920,774	$730,297
Accrued Expenses	312,166	981,769
Customer Deposits	7,962	36,791
Accounts and Other Payables	$1,240,902	$1,748,857

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	September 30, 2025	December 31, 2024

Loan from Shanghai Commercial Bank at 3.1%-3.2% interest rate per annum. Fully paid off in 2025. (1)	$-	$183,011
Loan from HuaNam Bank at 3.45% interest rate per annum. Due in July 2026.	164,134	91,505
Loan from ChangHwa Bank at 3% -3.3% interest rate per annum. Fully paid off in 2025.	-	152,509
Balance at end of period	$164,134	$427,025

As of September 30, 2025 and December 31, 2024, there was $32,802 and $29,013, respectively, of restricted cash pledged as security for the Shanghai Commercial Bank short term loan.

The Long-term debt balances were as follows:

Loans from Shanghai Commercial Bank with interest rates 2.1% per annum due January 2029 (1)	$437,689	$498,195
Current Portion of Long-term debt	(131,307)	(122,007)
Balance at end of period	$306,382	$376,188

(1)	On January 24, 2024, the Company received a facility notice from Shanghai Commercial Bank, granting a revolving loan facility totaling up to TWD 10,000,000 (approximately $300,000 USD) and term loan facility amounting of TWD 20,000,000 (approximately ($600,000 USD). The term for the revolving loan is 1 year (and was fully paid off as of September 30, 2025) and for the term loan is 5 years. The 5 year term loan requires monthly payments including interest and principal, and the revolving loan requires a full principal repayment at the maturity date. The short-term Shanghai Commercial Bank loan is 75% securitized by the government guarantee fund called SME credit guarantee fund and 10% by saving deposit security. The guarantors of this loan are Mr. Siu and Mr. Cheung, who are both part of Iveda Taiwan’s management team.

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

On September 4, 2024, We and a certain institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investor in a registered direct offering (the “Offering”): (i) 225,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $3.44 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 400,000 shares of Common Stock, at an offering price of $3.43 per Pre-Funded Warrant, to the investor whose purchase of Common Stock in this offering would otherwise result in the investor, together with its affiliates and certain related parties, beneficially own more than 4.99% (or at the election of the investor, 9.99%) of the Company’s outstanding common stock immediately following the consummation of this Offering. Each of the Pre-Funded Warrants were exercisable for one share of Common Stock. The Pre-Funded Warrants had an exercise price of $0.008 per share, were immediately exercisable, and all of the Pre-Funded Warrants were exercised in 2024. The Offering was made pursuant to an effective shelf registration statement on Form S-3 (File No. 333-276676) that was filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2024 and declared effective by the SEC on February 7, 2024.

During 2025 we filed a Prospectus Supplement to the Prospectus dated January 24, 2024 to issue up to $5,082,431, from time to time through or to our sales agent, H.C. Wainwright & Co. (the “Agent”). These sales,were made pursuant to the terms of an At Market Issuance Sales Agreement, or the Sales Agreement, between us and the Agent (the “Sales Agreement”). As of September 30, 2025 we had completed the sale of 1,599,383 shares of common stock with net proceeds of $2,706,346. See Note 11 Subsequent Events for October 2025 disclosure of additional sales.

NOTE 6 STOCK OPTION PLANS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of September 30, 2025 there were 21,422 options outstanding under the 2010 Option Plan and as of December 31, 2024 there were 23,659 options outstanding under the 2010 Option Plan.

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

As of September 30, 2025 and December 31, 2024, there were 221,756 and 217,056 options outstanding, respectively, under all the option plans.

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

Stock option transactions during nine months ended September 30, 2025 were as follows:

	September 30, 2025
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	217,056	18.56
Granted	10,000	2.15
Exercised	-	-
Forfeited or Cancelled	(5,300)	22.40
Outstanding at End of Period	221,756	17.72
Options Exercisable at Period-End	213,006	$18.37

During the nine months ended September 30, 2025 the Company granted options to acquire 10,000 shares of our common stock with a fair value of $16,573 or based on a Black-Scholes valuation model. During the nine month periods ended September 30, 2025 and 2024 the Company recognized $0 and $25,600 of compensation cost relating to the vesting of options.

Information with respect to stock options outstanding and exercisable at September 30, 2025 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2025	Weighted- Average Exercise Price
$1.43-142.08	221,756	7.3	$17.72	212,225	$18.37

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

2025
Expected Life	6.25 yrs
Expected Volatility	90%
Risk-Free Interest Rate	4.00%

NOTE 7 WARRANTS

Warrants

Warrant transactions during the nine months ended September 30, 2025 were as follows:

	For the nine months ended September 30, 2025
	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Period	1,882,076	$9.42
Granted	-	-
Exercised	-	-
Forfeited or Cancelled	(19,007)	37.79
Outstanding at End of Period	1,863,069	9.13
Warrant Exercisable at Period-End	1,863,069	9.13
Weighted-Average Fair Value of Warrants Granted During the Period	$-

Information with respect to warrants outstanding and exercisable at September 30, 2025 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2025	Weighted- Average Exercise Price
$3.44 -$34.00	1,863,069	2.3	$9.13	1,863,069	$9.13

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted.

As of September 30, 2025 there were 1,863,069 outstanding. For the nine months ended September 30, 2025 there were no warrants granted and 19,007 warrants cancelled.

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

In 2025, the Company entered into a long-term non-cancellable lease agreement for its facility that requires aggregate average monthly payments of $4,540 beginning March 2025 through February 2029. On the date of the lease, the Company determined that the value of the new right of use asset and lease liability was $182,668, respectively, using a discount rate of 8%. During the period ended September 30, 2025, the Company reflected amortization of the right of use assets of $23,405 related to the lease, resulting in a net asset balance of $159,263 as of September 30, 2025. During the period ended September 30, 2025, the Company made combined aggregate payments of $33,050 related to these leases, of which $15,267 was reflected as a reduction in the lease liabilities. As of September 30, 2025 the lease liability amounted to $167,413.

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

On September 13, 2024 Aegis Capital Corp. commenced an action against the Company alleging that it had breached the provisions of a Placement Agency Agreement (PPA) dated June 24, 2024 and that the Company was required to pay the plaintiff placement agent fees as a result of the Company’s September 4, 2024 direct offering of $2.15 million with H. C. Wainwright. The Company rejects the Plaintiff’s claims that it is due the 7% plus expenses in the PPA and asserts that the PAA had been terminated on August 15, 2024 due to the plaintiff’s non-performance and that the plaintiff is not entitled to any fees in the offering since it raised none of the funds in the offering. The parties have agreed to a mutually agreeable settlement amount to cancel the action which has been provided for in the accompanying September 30, 2025 financial statements.

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Shihlin Electric & Engineering Corporation, National Chung Shan Institute of Science and Technology and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of September 30, 2025 is $396,133.

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

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024

Revenues	$1,651,787	$76,929	$1,574,858	$2,398,162	$313,969	$2,084,193
Cost of Goods Sold	1,134,510	61,086	1,073,424	1,987,680	256,501	1,731,179
Gross Profit	517,277	15,843	501,434	410,482	57,468	353,014
	31%	21%	32%	17%	18%	17%

Operating Expenses
Salaries and Payroll Expenses	350,987	226,529	124,459	351,086	257,834	93,252
Travel and Entertainment	129,963	112,073	17,890	131,745	115,264	16,481
Marketing	84,383	84,383	-	99,187	99,187	-
Public Company expenses	81,432	81,432	-	35,636	35,636	-
Audit and Accounting	27,752	27,752	-	91,724	91,724	-
Research and Development	25,750	25,750		39,250	39,250
Rent	(24,884)	(36,923)	12,039	21,382	11,031	10,351
Other operating expenses	56,197	6,850	49,347	249,404	210,458	38,946
Total Operating Expenses	731,580	527,846	203,734	1,019,415	860,384	159,031
Loss (Income) from Operations	(214,303)	(512,003)	297,700	(608,932)	(802,916)	193,984
Interest Income and Other (Expenses), net	(6,386)	(2,469)	(3,917)	27,428	6,248	21,180
Net loss before Income Tax	(220,689)	(514,472)	293,783	(581,504)	(796,668)	215,164
Income Tax Expense	(615)	-	(615)	131	-	131
Net loss	$(221,304)	$(514,472)	$293,168	$(581,373)	$(796,668)	$215,295

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024

Revenues	$4,654,270	$697,032	$3,957,238	$4,278,983	$629,028	$3,649,955
Cost of Goods Sold	3,404,012	522,398	2,881,614	3,185,443	498,593	2,686,850
Gross Profit	1,250,258	174,634	1,075,624	1,093,540	130,435	963,105
	27%	25%	27%	26%	21%	26%

Operating Expenses
Salaries and Payroll Expenses	1,074,466	754,572	319,894	1,017,208	741,839	275,369
Travel and Entertainment	395,170	350,016	45,154	400,266	360,451	39,815
Marketing	253,482	253,482	-	324,629	324,629	-
Public Company expenses	141,722	141,722	-	460,224	460,224	-
Audit and Accounting	303,411	303,411	-	278,718	278,718	-
Research and Development	110,250	110,250	-	339,350	339,350	-
Rent	52,828	17,591	35,237	106,530	74,638	31,892
Other operating expenses	501,151	367,181	133,970	715,824	562,066	153,759
Total Operating Expenses	2,832,480	2,298,225	534,255	3,642,749	3,141,915	500,834
Loss (Income) from Operations	(1,582,222)	(2,123,591)	541,369	(2,549,209)	(3,011,480)	462,271
Interest Income and Other (Expenses), net	44,241	35,183	(1,744)	111,721	81,635	30,086
Net loss before Income Tax	(1,548,782)	(2,088,407)	539,625	(2,437,486)	(2,929,843)	492,357
Income Tax Expense	(30,443)	$(50)	(30,393)	(32,464)	(1,697)	(30,767)
Net loss	$(1,579,225)	$(2,088,457)	$509,232	$(2,469,950)	$(2,931,540)	$461,590

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

The Net Revenues for our significant geographic regions are as follows:

	Net Revenues
	For the Nine months ended	For the Nine months ended
	September 30, 2025	September 30, 2024
United States	$697,032	$629,028
Republic of China (Taiwan)	$3,957,238	$3,649,955
Total Consolidated	$4,654,270	$4,278,983

The net assets (liabilities) for our significant geographic regions are as follows:

	Net Assets (Liabilities)
	As of	As of
	September 30, 2025	December 31, 2024
United States	$2,426,986	$1,775,554
Republic of China (Taiwan)	$1,341,256	$729,885
Total Consolidated	$3,768,242	$2,505,439

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

The Company sold 1,373,809 shares of common stock in October 2025 for net proceeds of $2,224,048 via the ATM with H.C. Wainwright effectively closing out the February 27, 2025 S-3 prospectus supplement.

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

Results of Operations for the Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024			Comparison of Three Months ended June 30, 2025 and 2024

Revenues	$1,651,787	$76,929	$1,574,858	$2,398,156	$313,969	$2,084,188	$(746,370)	-31%	$(237,040)	-75%	$(509,330)	-24%
Cost of Goods Sold	1,134,509	61,086	1,073,423	1,987,674	256,501	1,731,173	(853,165)	-43%	(195,415)	-76%	$(657,750)	-38%
Gross Profit	517,277	15,843	501,434	410,482	57,468	353,015	106,795	26%	(41,625)	-72%	$148,420	42%
	31%	21%	32%	17%	18%	17%
							-
Operating Expenses							-
Salaries and Payroll Expenses	350,987	226,529	124,459	351,086	257,833	93,254	(99)	0%	(31,304)	-12%	31,205	33%
Travel and Entertainment	129,963	112,073	17,890	131,745	115,264	16,481	(1,781)	-1%	(3,191)	-3%	1,410	9%
Marketing	84,383	84,383	-	99,187	99,187	-	(14,804)	-15%	(14,804)	-15%	-
Public Company expenses	81,432	81,432	-	35,636	35,636	-	45,796	129%	45,796	129%	-
Audit and Accounting	27,752	27,752	-	91,724	91,724	-	(63,972)	-70%	(63,972)	-70%	-
Research and Development	25,750	25,750		39,250	39,250		(13,500)	-34%	(13,500)	-34%	-
Rent	(24,884)	(36,923)	12,039	21,382	11,031	10,351	(46,266)	-216%	(47,954)	-435%	1,688	16%
Other operating expenses	56,197	6,850	49,347	249,404	210,458	38,946	(193,207)	-77%	(203,608)	-97%	10,401	27%
Total Operating Expenses	731,580	527,846	203,734	1,019,415	860,383	159,031	(287,834)	-28%	(332,537)	-39%	44,703	28%
Loss (Income) from Operations	(214,303)	(512,003)	297,700	(608,932)	(802,916)	193,984	394,629	65%	290,913	36%	103,717	53%
Interest Income and Other (Expenses), net	(6,386)	(2,469)	(3,917)	27,428	6,248	21,180	(33,813)	-123%	(8,716)	-140%	(25,097)	-118%
Net loss before Income Tax	(220,689)	(514,472)	293,783	(581,504)	(796,668)	215,164	$360,816	-62%	(282,196)	35%	$(78,620)	37%
Income Tax Expense	(615)	-	(615)	131	-	131	746	569%	-		746	569%
Net loss	$(221,304)	$(514,472)	$293,168	$(581,373)	$(796,668)	$215,295	$(360,069)	62%	(282,196)	35%	$(77,873)	36%

The decrease in revenue for the three months ended September 30, 2025 compared with the same period in 2024 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts.

The increase in overall gross margin was primarily attributed to the higher margin contract sales in Taiwan.

The net decrease in operating expenses in the three months ended September 30, 2025 compared with the same period in 2024 is due primarily to no re-audit and general operation expenses in the US and Taiwan based operations during this period.

A majority of the decrease in loss from operations was primarily due to increased gross margins and reduction in operating expenses.

The decrease in net loss was primarily due to a reduction in operating expenses for the three months ended September 30, 2025 compared to the same period in 2024.

Results of Operations for the Nine months ended September 30, 2025 Compared with the Nine months ended September 30, 2024

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024			Comparison of Six Months ended June 30, 2025 and 2024

Revenues	$4,654,271	$697,032	$3,957,238	$4,278,983	$629,028	$3,649,955	$375,288	9%	$68,004	11%	$307,283	8%
Cost of Goods Sold	3,404,012	522,398	2,881,614	3,185,444	498,593	2,686,850	218,569	7%	23,804	5%	194,764	7%
Gross Profit	1,250,259	174,634	1,075,624	1,093,540	130,434	963,105	156,718	14%	44,200	34%	112,518	12%
	27%	25%	27%	26%	21%	26%
							-
Operating Expenses							-
Salaries and Payroll Expenses	1,074,466	754,572	319,894	1,017,208	741,838	275,369	57,259	6%	12,734	2%	44,525	16%
Travel and Entertainment	395,170	350,016	45,154	400,266	360,450	39,815	(5,095)	-1%	(10,434)	-3%	5,339	13%
Marketing	253,482	253,482	-	324,629	324,629	-	(71,147)	-22%	(71,147)	-22%	-
Public Company expenses	141,722	141,722	-	460,224	460,224	-	(318,502)	-69%	(318,502)	-69%	-
Audit and Accounting	303,411	303,411	-	278,718	278,718	-	24,693	9%	24,693	9%	-
Research and Development	110,250	110,250	-	339,350	339,350	-	(229,100)	-68%	(229,100)	-68%	-
Rent	52,827	17,591	35,237	106,530	74,638	31,892	(53,702)	-50%	(57,047)	-76%	3,345	10%
Other operating expenses	501,150	367,181	133,969	715,824	562,066	153,759	(214,674)	-30%	(194,885)	-35%	(19,789)	-13%
Total Operating Expenses	2,832,480	2,298,225	534,255	3,642,748	3,141,913	500,835	(810,268)	-22%	(843,688)	-27%	33,420	7%
Loss (Income) from Operations	(1,582,221)	(2,123,591)	541,369	(2,549,208)	(3,011,478)	462,271	966,986	38%	887,888	29%	79,098	17%
Interest Income and Other (Expenses), net	33,440	35,183	(1,744)	111,721	81,635	30,086	(78,281)	-70%	(46,452)	-57%	(31,830)	-106%
Net loss before Income Tax	(1,548,781)	(2,088,407)	539,625	(2,437,486)	(2,929,843)	492,357	$888,705	-36%	(841,436)	29%	$(47,268)	10%
Income Tax Expense	(30,443)	$(50)	(30,393)	(32,464)	(1,697)	(30,767)	(2,021)	6%	(1,647)		(374)	1%
Net loss	$(1,579,224)	$(2,088,457)	$509,232	$(2,469,950)	$(2,931,540)	$461,590	$(890,726)	36%	(843,083)	29%	$(47,643)	10%

The increase in revenue for the nine months ended September 30, 2025 compared with the same period in 2024 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts and increased US revenues through its distributors.

The overall gross margin had a slight increase attributed to the higher margin contract sales in the US and Taiwan.

The net decrease in operating expenses in the nine months ended September 30, 2025 compared with the same period in 2024 is due primarily to a reduction in R&D expense in the US and no significant investor relations campaigns in the US based operations during this period.

A majority of the decrease in loss from operations was primarily due to increased revenues and related gross margins and reduction in operating expenses.

The decrease in net loss was primarily due to a reduction in operating expenses for the nine months ended September 30, 2025 compared to the same period in 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $3.3 million compared to $2.7 million as of December 31, 2024. This increase in our cash and cash equivalents for the nine months ended September 30, 2025 is related to the sale of common stock offset by the operating losses during the nine months ended September 30, 2025. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the nine months ended September 30, 2025 was ($1.8) million compared to ($3.5) million net cash used during the nine months ended September 30, 2024. Net cash used in operating activities for the nine months ended September 30, 2025 consisted primarily of the net loss of ($1.6) million. Net cash used by operating activities for the nine months ended September 30, 2024 consisted primarily of the net loss of ($2.5) million.

Net cash used in investing activities for the three months ended September 30, 2025 and 2024 were negligible.

Net cash provided by financing activities for the nine months ended September 30, 2025 were $2.4 million compared with $2.3 million provided during the nine months ended September 30, 2024. Net cash provided by financing activities in 2025 included $2.7 million from the sale of stock via an ATM managed by H.C.Wainwright as compared to $1.8 million proceeds from the sale of stock in a direct offering during the nine months ended September 30, 2024.

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

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 therefore the ability to offset taxable income in the future may be impacted by ownership changes occurring prior to December 31, 2024. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company’s effective tax rate.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the nine months ended September 30, 2025 and year ended December 31, 2024. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the nine months ended September 30, 2025 and year ended December 31, 2024. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of September 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of September 30, 2025, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: November 14, 2025	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

