Form 10-K
period 2025-12-31
Iveda Solutions, Inc.
filed 2026-03-31
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of March 15, 2026, there were outstanding 11,139,740 shares of the registrant’s common stock, par value $0.00001 per share.

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

On March 14, 2025, the Company redomiciled as a Delaware corporation following approval of a majority of the Company’s shareholders at its reconvened 2024 Annual Meeting of Shareholders held on March 4, 2025. The Company received shareholder approval for the issuance of shares of Common Stock underlying warrants issued in our September 2024 offering at the August 29, 2025 reconvened 2024 Annual Meeting.

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

Research and Development

We are continuing development of Cerebro, our proprietary IoT platform, utilizing internal resources and outsourced software engineers. Our LevelNOW product utilized Cerebro on a per device license basis during 2025.

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

Employees

As of December 31, 2025, we had 7 full-time employees in the United States and 25 full-time employees in Taiwan. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical, and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

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

Risks Related to Our Company and Business

We Have Incurred Significant Net Losses Since Our Inception And May Not Be Able To Achieve Or Maintain Profitability On An Annual Basis In The Future.

We have incurred significant net losses since our inception. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $3.2 million and $4.0 million, respectively, and had accumulated losses of approximately $56 million through December 31, 2025. We cannot predict if we will achieve or maintain annual profitability in the near future or at all. The expected growth due to the recent change in our revenue model may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain annual profitability. Our ability to achieve and maintain annual profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the video surveillance industry. If we are unable to achieve or maintain annual profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

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

A Relatively Small Number of Key Customers Account For A Significant Portion Of Our Revenue.

Historically, a significant portion of our revenue has come from a limited number of key customers. Revenue from four customers out of approximately 70 total customers represented approximately 63% of total revenue for the year ended December 31, 2025. These specific customers were 1) NATIONAL CHUNG SHAN INSTITUTE OF SCIENCE AND TECHNOLOGY with 25% 2) Taiwan Stock Exchange Corporation with 15%, 3) Chunghwa Telecom with 12% and 4) SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. with 12% (all Taiwan companies). Revenue from five customers out of approximately 70 total customers represented approximately 67% of total revenue for the year ended December 31, 2024. These specific customers were 1) Chunghwa Telecom with 18% 2) SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. with 16%, 3) Chicony Power Technology Co Ltd with 11% and 4) HWACOM SYSTEMS INC. with 10%, (all Taiwan companies) and Claro Enterprise Solutions (a US company) with 12%.

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

Payment terms for our U.S.-based segment require 50% prepayment for our Products before they are shipped. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our Products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. Iveda Taiwan provides an allowance for doubtful accounts for any receivables that will not be paid within one year, which excludes such retained amounts. We have set up no doubtful accounts receivable allowances for our Taiwan-based and U.S.-based segments, respectively, as of the years ended December 31, 2025 and 2024. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers.

We Rely on Iveda Taiwan, Our Taiwan Subsidiary, For A Significant Portion of Our Revenue.

We rely on Iveda Taiwan, our Taiwan subsidiary, for a significant portion of our revenue. For the years ended December 31, 2025 and 2024, Iveda Taiwan’s operations accounted for 85% and 87% of our total revenue, respectively. If Iveda Taiwan experiences a decline in customer demand for its services, an increase in supplier pricing, currency fluctuations, or general economic or governmental instability, our business, financial condition, and results of operations may be materially and adversely affected.

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

The invasion of Ukraine by Russia and the sanctions, bans and other measures taken by governments, organizations and companies against Russia and certain Russian citizens in response thereto has increased the political uncertainty in Europe and has strained the relations between Russia and a significant number of governments, including the U.S. The duration and outcome of this conflict, any retaliatory actions taken by Russia and the impact on regional or global economies is unknown, but could have a material adverse effect on our business, financial condition and results of our operations.

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

In prior years, we have suffered losses, for tax and financial statement purposes that generated significant federal and state net operating loss carryforwards. As of December 31, 2025, we had approximately $40.0 million of federal and $11.0 million of state net operating loss carryforwards, which we believe could offset otherwise taxable income in the United States and Arizona. Our federal net operating loss carryforwards begin to expire in 2025. Our state net operating loss carryforwards, which are applicable in California and Arizona, began to expire in 2014. Although these net operating loss carryforwards may be used against taxable income in future periods, we will not receive any tax benefits from the losses we incurred unless, and only to the extent that, we have taxable income during the period prior to their expiration. In addition, our ability to use the net operating loss carryforwards would be severely limited in the event we complete a transaction that results in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires management to evaluate and assess the effectiveness of our internal control over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. We have in the past failed, and may in the future fail, to maintain the adequacy of our internal controls over financial reporting. Such failure could subject us to litigation or regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot provide any assurance that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. If we fail to fully comply with the requirements of the Sarbanes-Oxley Act, our business may be harmed and our stock price may decline. For example, our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2025 our internal control over financial reporting was not effective, due to the Company not having adequate controls related to change management within the technology that support the Company’s financial reporting function.

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

ITEM 2 – PROPERTIES

We currently rent for our principal executive offices approximately 3,000 square feet until February 2030 for approximately $4,500 per month. In February 2025 we renewed our lease for an additional five years under similar terms and conditions. We believe that our current office space is adequate for the foreseeable future.

Iveda Taiwan leases its principal executive offices in Taiwan, comprised of three suites totaling approximately 4,567 square feet. Iveda Taiwan pays an aggregate of approximately $3,272 per month under the terms of the three leases, which expire on June 30, 2026, September 15, 2026 and September 11, 2026.

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

See the High and Low Bid data below:

Fiscal Year 2025	High Bid	Low Bid
First Quarter	$7.14	$1.80
Second Quarter	$3.13	$1.71
Third Quarter	$2.57	$1.15
Fourth Quarter	$2.24	$0.71

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$2.91	$0.57
Second Quarter	$1.90	$1.04
Third Quarter	$1.15	$0.74
Fourth Quarter	$8.05	$1.27

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will be sustained.

Security Holders

As of December 31, 2025, we had 5,879,741 shares of our common stock, par value $0.00001, issued and outstanding held by 96 shareholders of record and approximately 25,000 beneficial owners, 0 shares of our Series A Preferred Stock outstanding and 0 shares of our series B Preferred Stock.

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

Between January 1, 2025 and December 31, 2025 the Company issued 100,000 shares of restricted common stock for services valued at $135,000.

All of the securities referred to, above, were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

On February 11, 2026, the Company consummated a public offering of (i) 5,259,999 shares of the Company’s common stock, par value $0.00001 per share at an offering price of $0.35 per share of common stock, and (ii) pre-funded warrants to purchase up to 454,287 shares of common stock, at an offering price of $0.3499 per pre-funded warrant and (iii) accompanying series x warrants to purchase up to 11,428,572 shares of common stock and accompanying Series X Warrants. H.C. Wainwright & Co., LLC acted as the placement agent in connection with the offering and received a cash fee of 7% in the amount of $140,000 and was issued placement agent warrants to purchase up to 400,000 shares of common stock. The shares of common stock, pre-funded warrants, series x warrants, placement agent warrants, and the shares of common stock underlying the pre-funded warrants, series x warrants, and placement agent warrants issued in the offering were offered pursuant to the Company’s registration statement on Form S-1, as amended (File No. 333-293126) initially filed with the SEC under the Securities Act, on February 2, 2026, and declared effective by the SEC on February 9, 2026.

ITEM 6 – RESERVED

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

In April 2011, we completed our acquisition of Iveda Taiwan, a company founded in 1998 by a group of sales and research and development professionals from Taiwan Panasonic Company. Iveda Taiwan, our subsidiary in Taiwan, specializes in deploying new, and integrating existing, video surveillance systems for airports, commercial buildings, government customers, data centers, shopping centers, hotels, banks, and Safe City initiatives in Taiwan and other neighboring countries. Iveda Taiwan combines security surveillance products, software, and services to provide integrated security solutions to the end user. Through Iveda Taiwan, we have access not only to Asian markets but also to Asian manufacturers and engineering expertise. Iveda Taiwan is our research and development arm, working with a team of developers and managing our relationship with the Industrial Technology Research Institute (“ITRI”) in Taiwan. Iveda Taiwan also houses the application engineering team that supports Sentir implementation for our service provider customers in Asia. The Company depends on Iveda Taiwan as the majority of the company’s revenues have come from Iveda Taiwan since we acquired them in April 2011. For the years ended December 31, 2025 and 2024, Iveda Taiwan’s operations accounted for 93% and 71% of our total revenue, respectively.

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

New Accounting Standards

See Financial Statement Footnotes for discussion.

Results of Operations for the Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
	Year ended December 31, 2025			Year ended December 31, 2024			Comparison of Year ended December 31, 2025 and 2024

Revenues	$5,280,312	$709,197	$4,571,115	$6,020,639	$869,261	$5,151,378	$(740,327)	(12)%	$(160,064)	(18)%	$(580,263)	(11)%
Cost of Goods Sold	4,007,440	545,438	3,462,002	4,719,005	615,010	4,103,995	(711,565)	(15)%	(69,572)	(11)%	(641,993)	(16)%
Gross Profit	1,272,872	163,759	1,109,113	1,301,634	254,251	1,047,383	(28,762)	(2)%	(90,492)	(36)%	61,730	6%
	24%	23%	24%	22%	29%	20%
Operating Expenses
Salaries and Payroll Expenses	1,699,049	1,026,934	672,115	1,667,330	967,793	699,537	31,719	2%	59,141	6%	(27,422)	(4)%
Pension				21,832		21,832					(21,832)	(100)%
Travel and Entertainment	477,125	412,747	64,378	552,123	483,146	68,977	(74,998)	(14)%	(70,399)	(15)%	(4,599)	(7)%
Stock-based compensation	376,000	376,000		122,600	122,600		253,400	207%	253,400	207%	-
Marketing	338,469	338,469		757,736	757,736		(419,267)	(55)%	(419,267)	(55)%	-
Public Company expenses	245,448	245,448		520,966	520,966		(275,518)	(53)%	(275,518)	(53)%	-
Audit and Accounting	334,264	334,264		312,920	312,920		21,344	7%	21,344	7%	-
Consulting Services	326,339	326,339		412,962	412,962		(86,623)	(21)%	(86,623)	(21)%	-
Research and Development	170,800	170,800		363,350	363,350		(192,550)	(53)%	(192,550)	(53)%	-
Software Subscription	84,750	84,750		85,111	85,111		(361)	0%	(361)	0%	-
Insurance	82,973	18,604	64,396	60,873	12,664	48,209	22,100	36%	5,940	47%	16,187	34%
Rent	88,534	43,434	45,100	142,986	101,731	41,255	(54,452)	(38)%	(58,297)	(57)%	3,845	9%
Office Supplies and Postage	-			34,276		34,276						0%
Other operating expenses	275,990	111,601	164,389	316,872	215,849	101,023	(40,882)	(13)%	(104,248)	(48)%	63,366	63%
Total Operating Expenses	4,499,768	3,489,390	1,010,378	5,371,937	4,356,828	1,015,109	(935,169)	(17)%	(867,438)	(20)%	(4,731)	0%
Income (Loss) from Operations	(3,226,896)	(3,325,631)	98,735	(4,070,303)	(4,102,577)	32,274	843,407	(21)%	776,946	(19)%	66,461	206%
Interest Income and Other (Expenses), net	59,268	61,659	(2,391)	121,868	95,330	26,538	(62,600)	(51)%	(33,671)	(35)%	(28,929)	(109)%
Net loss before Income Tax	(3,167,628)	(3,263,972)	96,344	(3,948,435)	(4,007,247)	58,812	843,807	(21)%	743,275	(19)%	37,532	64%
Provision For Income Taxes	(30,484)	(50)	(30,434)	(32,385)	(1,697)	(30,688)	1,901	(6)%	1,647	(97)%	254	(1)%
Net Income (Loss)	(3,198,112)	(3,264,022)	65,910	(3,980,820)	(4,008,944)	28,124	782,708	(20)%	744,922	(19)%	37,786	134%

The decrease in revenue for the year ended December 31, 2025, compared with the same period in 2024 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts and a decreased US revenues through its distributors.

The overall gross margin had a slight increase attributed to the higher margin contract sales in Iveda Taiwan.

The net decrease in operating expenses in the year ended December 31, 2025, compared with the same period in 2024 is due primarily to a reduction in R&D expense in the US, reduction in public company expenses and no significant investor relations campaigns in the US based operations during this period.

A majority of the decrease in loss from operations was primarily due to the reduction in operating expenses.

The decrease in net loss was primarily due to a reduction in operating expenses for the year ended December 31, 2025, compared to the same period in 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $3.9 million in our U.S.-based segment and $1.3 million in our Taiwan-based segment, compared to $1.6 million in our U.S.-based segment and $1.0 million in our Taiwan-based segment as of December 31, 2024. This increase in our cash and cash equivalents is primarily a result of the cash provided from the sale of securities of $5.2 million during the year ended December 31, 2025. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the year ended December 31, 2025 was $2.0 million compared to $4.4 million net cash used during the year ended December 31, 2024. Net cash used in operating activities for the year ended December 31, 2025 consisted primarily of the $3.2 million net loss including $0.5 million of non-cash charges (primarily stock option compensation and common stock issued for investor relations services), and $0.8 million net decrease of accounts payable and accrued operating expenses. Net cash used in operating activities for the year ended December 31, 2024 consisted primarily of the $4.0 million net loss including $0.2 million of non-cash charges (primarily stock option compensation and common stock issued for investor relations services), $0.5 million deferred cost of goods sold, $0.3 million of Taiwan vendor deposits, prepaids and advances to suppliers and $0.4 million net increase of accounts payable and accrued operating expenses.

Net cash used in investing activities for the year ended December 31, 2025 and 2024 was minimal.

Net cash provided by financing activities for the year ended December 31, 2025 was $4.6 million compared with $2.3 million provided during the year ended December 31, 2024. Net cash provided by financing activities in 2025 is primarily a result of the $4.9 million At-The-Market (ATM) offering of Common Stock. Net cash provided by financing activities in 2024 is primarily a result of the $1.7 million net direct offering of Common Stock and Pre-Funded warrants at $3.44 per share.

We have experienced significant operating losses since our inception. At December 31, 2025, we had approximately $40 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2025 or 2024. We also had approximately $9.0 million in state net operating loss carryforwards, which expire after five years.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require a deposit with the order and 15 days after they are shipped. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the years ended December 31, 2025 and 2024, respectively. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the years ended December 31, 2025 and 2024, respectively. We deem our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of ASC 718, “Share-Based Payment,” which requires the recognition of an expense related to the fair value of stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC 718. Under this transition method, stock-based compensation expense for the years ended December 31, 2025 and 2024 includes compensation expense for stock-based compensation granted on or after the date ASC 718 was adopted based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize compensation expense on a straight-line basis over the requisite service period of the award. The fair value of stock-based compensation awards granted prior to, but not yet vested as of December 31, 2025 and 2024, was estimated using the “minimum value method” as prescribed by the original provisions of ASC 718, “Accounting for Stock-Based Compensation” and therefore, no compensation expense was recognized for these awards in accordance with ASC 718. We recognized $376,000 and $122,600 of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 9, 2024, the Company dismissed BF Borgers CPA PC as the Company’s independent registered public accounting firm, effective immediately, as a result of the entry of an order by the Securities and Exchange Commission (the “Commission”) on May 3, 2024 (the “Order”), instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner Benjamin F. Borgers CPA (individually and together, “BF Borgers”). The Company’s Audit Committee (the “Committee”) unanimously voted in favor of dismissal of BF Borgers and the Company’s Board of Directors (the “Board”) agreed with such recommendation.

On May 10, 2024, after review and recommendation of the Committee, appointed Kreit & Chiu CPA LLP (“Kreit”) as the Company’s new independent registered public accounting firm for and with respect to the year ending December 31, 2024.

On February 21, 2025, the Company dismissed Kreit & Chiu CPA LLP (“Kreit”) as the Company’s independent registered public accounting firm. During the Company’s 2024 interim periods reviewed by Kreit through the date of the dismissal, the Company is of the opinion that: there were no (a) disagreements with Kreit on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to Kreit’s satisfaction, would have caused Kreit to make reference to the subject matter thereof; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

On February 21, 2025, after review and recommendation of the Committee, the Company appointed Weinberg & Company, P.A., Certified Public Accountants (“Weinberg”) as the Company’s new independent registered public accounting firm.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of December 31, 2025, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended December 31, 2025, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K. A copy of the Company’s insider trading policy is attached as Exhibit 19.1 hereto.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is information concerning our directors, director nominees, executive officers and other key employees.

Name	Age	Position
David Ly	50	Chief Executive Officer, Chairman of the Board of Directors and President
Robert J. Brilon	65	Chief Financial Officer, Treasurer and Corporate Secretary
Gregory Omi	64	Chief Technology Officer
Joseph Farnsworth	66	Director
Alejandro Franco	72	Director
Robert D. Gillen	71	Director

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

The following table sets forth certain information with respect to compensation for the years ended December 31, 2025 and 2024, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US $100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary (1)	Warrants Awards (2)	Option Awards (3)	All Other Compensation (4)	Total
David Ly	2025	$190,000		$124,250	$16,586	$330,836
Chairman and Chief Executive Officer	2024	$190,000		$18,367	$16,586	$224,953
Robert J. Brilon	2025	$180,000		$88,730		$268,730
Chief Financial Officer, Treasurer and Corporate Secretary	2024	$180,000		$18,367		$198,367
Gregory Omi	2025	-		$-		$-
Chief Technology Officer	2024	-		$-		$-

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate probable grant date fair value of warrants awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	The amounts in this column reflect the aggregate probable grant date fair value of option awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(4)	The amounts in this column reflect the amount of perquisites related to a vehicle allowance.

Outstanding Equity Awards as of December 31, 2025

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

Outstanding Equity Awards as of December 31, 2025

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

David Ly Chairman and Chief Executive Officer
	12/15/2020	10,938	(1)	-	-	$23.68	12/15/2030
	12/30/2021	2,344	(1)	-	-	$129.92	12/31/2031
	6/15/2022	1,563	(1)	-	-	$11.36	6/15/2032
	10/03/2022	625	(1)	-	-	$6.00	10/03/2032
	12/01/2022	1,875	(1)	-	-	$4.32	12/01/2032
	11/3/2023	8,750	(2)	-	-	$5.44	11/3/2033
	12/7/2024	15,000	(3)	-	-	$1.71	12/7/2034
	12/29/2025	175,000		-	-	$0.82	12/29/2035

Robert J. Brilon
Chief Financial Officer
	12/30/2021	1,563	(1)	-	-	$129.92	12/31/2031
	6/15/2022	1,250	(1)	-	-	$11.36	6/15/2032
	10/03/2022	625	(1)	-	-	$6.00	10/03/2032
	12/01/2022	1,563	(1)	-	-	$4.32	12/01/2032
	11/3/2023	7,500	(2)	-	-	$5.44	11/3/2033
	12/7/2024	15,000	(3)	-	-	$1.71	12/7/2034
	12/29/2025	125,000	(1)	-	-	$0.82	12/29/2035

Gregory Omi
Chief Technology Officer
	01/05/2016	313	(1)	-	-	$41.60	01/05/2026
	12/29/2016	313	(1)	-	-	$16.64	12/29/2026
	05/10/2021	2,344	(1)	-	-	$48.00	5/10/2031
	12/30/2021	1,563	(1)	-	-	$129.92	12/30/2031
	10/03/2022	625	(1)	-	-	$6.00	10/03/2032
	12/01/2022	782	(1)	-	-	$4.32	12/01/2032
	11/3/2023	782	(2)	-	-	$5.44	11/3/2033

(1)	The options became fully vested on the date of grant.

(2)	The options became fully vested on December 31, 2023.

(3)	The options became fully vested on December 31, 2024.

Equity Compensation Plans

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2025 there were 14,778 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan has a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. As of December 31, 2025 there were 720,959 options outstanding under the 2020 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792). In 2024, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 656,250 shares. In 2025, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 1,156,250 shares.

As of December 31, 2025 and December 31, 2024, there were 735,737 and 162,265 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2025, we had approximately $6,000 unrecognized stock-based compensation.

Director Compensation

Non-employee directors receive stock-based compensation for their service on our Board of Directors and are reimbursed for their cost of attending meetings. For the year ended December 31, 2025, Joseph Farnsworth Robert Gillen and Alejandro Franco received 100,000, 100,000, and 25,000 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2025, respectively. For the year ended December 31, 2024, Joseph Farnsworth, Alejandro Franco and Robert Gillen received 15,000 options to purchase shares of our common stock as compensation for services during the year ended December 31, 2024. We do not pay additional compensation to our directors for their service, either as Chair or as a member, on the Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee.

Name	Fees Earned or paid in Cash $	Stock Awards $	2025 Options Awards $		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Joseph Farnsworth	-	-	$71,000	(1)	-	-	-	$71,000
Alejandro Franco	-	-	$17,750	(2)	-	-	-	$17,750
Robert Gillen	-	-	$71,000	(3)	-	-	-	$71,000

(1) As of December 31, 2025, Mr. Farnsworth had outstanding options to purchase 133,675 shares of our common stock.

(2) As of December 31, 2025, Mr. Franco had outstanding options to purchase 53,130 shares of our common stock.

(3) As of December 31, 2025, Mr. Gillen had outstanding options to purchase 128,599 shares of our common stock.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth as of December 31, 2025, certain information regarding the beneficial ownership of shares of our common stock by: (i) each person who is known by us to own beneficially more than 5% of such stock; (ii) each member of our Board of Directors, and each of our named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, all Common Stock is owned directly, and the beneficial owners listed in the table below possess sole voting and investment power with respect to the stock indicated, and the address for each beneficial owner is c/o Iveda Solutions, Inc., 1744 S. Val Vista Drive, Suite 213, Mesa, Arizona 85204.

Name of Beneficial Owner	Common Shares	% of Common Shares
Directors and Officers
David Ly (1)	277,114	4.6%
Robert J. Brilon (2)	172,723	2.9%
Gregory Omi (3)	21,627	0.4%
Joseph Farnsworth (4)	147,044	2.5%
Alejandro Franco (5)	57,037	1.0%
Robert D. Gillen (6)	128,599	2.1%
All Directors and Officers	804,144	12.2%

(1)	Includes options to purchase 216,096 shares of common stock, which are exercisable within 60 days of December 31, 2025.
(2)	Includes options to purchase 152,503 shares of common stock, which are exercisable within 60 days of December 31, 2025.
(3)	Includes options to purchase 7,504 shares of common stock, which are exercisable within 60 days of December 31, 2025.
(4)	Consists of (a) options to purchase 133,675 shares of common stock, which are exercisable within 60 days of December 31, 2025, (b) 2,491 shares of common stock held by Farnsworth Realty, an entity owned by Mr. Farnsworth and (c) 10,878 shares of common stock.
(5)	Consists of (a) options to purchase 53,130 shares of common stock, which are exercisable within 60 days of December 31, 2025, and (b) 3,907 shares of common stock held by Amextel S.A. De C.V. an entity owned by Mr. Franco.
(6)	Consists (a) options to purchase 128,599 shares of common stock, which are exercisable within 60 days of December 31, 2025.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table shows the number of securities to be issued upon exercise of outstanding options under equity compensation plans approved by our stockholders and under equity compensation plans not approved by our stockholders as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	14,778	$12.82	-
Equity compensation plans approved by stockholders (2)	720,959	$5.35	435,291
Equity compensation plans not approved by stockholders (3)	1,863,069	$9.13	-
Total	1,898,806	$8.10	435,291

(1)	Consists of our 2010 and 2012 Option Plan.
(2)	Consists of our 2020 Option Plan
(3)	Warrants issued not under a plan

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

In February 2025, with the approval of the Audit Committee of the Board of Directors, we appointed Weinberg &Co (“Weinberg”) as our principal accounting firm. Weinberg has served as the principal audit firm for Iveda 2025, 2024 and 2023 Financial Statements since February 2025. $349,000 were paid to or accrued in 2025 related to Weinberg’s services.

We paid or accrued $283,000 for audit fees during the year ended December 31, 2024. During 2024 we paid $93,500 to BF Borgers for the audit of 2023. BF Borgers was sanctioned by the SEC in May 2024. No other fees were paid to Borgers for the respective periods.

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

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to the Form 10-K/A filed on 2/9/2012)
4.1	Specimen Stock Certificate (Incorporated by reference to the Form SB-2 filed on 4/20/2007)
4.5	Form of Common Stock Purchase Warrant issued by Iveda Corporation in conjunction with the Merger (Incorporated by reference to the Form 8-K filed on 10/21/2009)
4.6	2010 Stock Option Plan, dated January 18, 2010 (Incorporated by reference to the Form S-8 filed on 2/4/2010)
4.7	Form of Notice of Grant of Stock Option under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.8	Form of Stock Option Agreement under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.9	Form of Stock Option Exercise Notice under the Iveda Solutions, Inc. 2010 Stock Option Plan, as amended (Incorporated by reference to Form S-8 filed on 6/24/2011)
4.13	2020 Stock Option Plan, dated January 18, 2020 (filed with amended Form 10-12g filed on 10/25/2021)
4.14	Form of Warrant to purchase common stock to officers, directors, employees, and consultants (Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.15	Form of Convertible Debenture(Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.16	Form of Warrant(Incorporated by reference to the Form S-1 filed on 12/30/2021)
4.17	Form of Pre-Funded Warrant (Incorporated by reference to the Form 8-K filed on 02/09/2026)
4.18	Form of Series X Warrant (Incorporated by reference to the Form 8-K filed on 02/09/2026)
4.19	Form of Placement Agent Warrant (Incorporated by reference to the Form 8-K filed on 02/09/2026)
10.1	Application Development Service Agreement dated July 14, 2006 by and between Axis Communications AB and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A2 filed on 8/2/2009)
10.2	Partner Agreement dated January 30, 2007 by and between Milestone Systems, Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.3	Solution Partner Agreement dated March 13, 2008 by and between Milestone Systems A/S and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.4	Channel Partner Program Membership Agreement – Gold Solution Partner Level – dated June 23, 2009 by and between Axis Communications Inc. and IntelaSight, Inc. (Incorporated by reference to the Form S-4/A1 filed on 7/10/2009)
10.5	Stock Purchase Agreement, dated October 15, 2009, by and among Iveda Corporation, IntelaSight, Inc., Ian Quinn and Kevin Liggins (Incorporated by reference to the Form 8-K filed on 10/21/2009)
10.11	Side Letter, dated March 21, 2011, by and among Iveda Solutions, Inc., a Nevada corporation, Sole-Vision Technologies, Inc. (doing business as MEGAsys), a corporation organized under the laws of the Republic of China, and the shareholders of MEGAsys (Incorporated by reference to Form 10-K filed on 3/30/2011)
10.12	Non-Exclusive Strategic Collaboration Agreement between Iveda Solutions, Inc. and Telmex, U.S.A., LLC, dated October 28, 2011 (Incorporated by reference to Form 10-Q/A filed on 3/7/2012)
10.13	2010 Digital Video Remote Monitoring Recording System Procurement Contract between Sole-Vision Technology, Inc. and New Taipei City Police Department Purchasing Authority, dated January 9, 2012 (Incorporated by reference to Form 10-K filed on 3/30/2012)

10.14	Consulting Agreement between Iveda Solutions, Inc. and Amextel S.A. de C.V. dated November 2, 2011 (Incorporated by reference to Form 10-K/A filed on 5/11/2012)
10.17	Cooperation Agreement with Industrial Technology Research Institute dated November 2012 (Incorporated by reference to the Form S-1 filed on 12/30/2021)
10.18	Engagement Agreement, by and between Iveda Solutions, Inc. and H.C. Wainright & Co., LLC, dated as of August 28, 2024 ((Incorporated by reference to the Form 8-K filed on 02/09/2026)
10.19	Form of Securities Purchase Agreement, by and between Iveda Solutions, Inc. and certain investors, dated February 9, 2026 (Incorporated by reference to the Form 8-K filed on 02/09/2026)
14.1	Code of Conduct and Ethics (Incorporated by reference to the Form 10-K filed on 4/15/2010)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Incorporated by reference to the Form 10-K filed on 4/15/2010)
19.1	Iveda Solutions, Inc. Insider Trading Policy
21	Subsidiaries of the Registrant (Incorporated by reference to Form 10-K filed on 3/30/2012)
23.1*	Consent of Weinberg & Company P.A.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a)
32.1*	Certification of Principal Executive Officer Pursuant to Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to Section 1350
97.1	Compensation Recovery Policy of Iveda Solutions, Inc. (Incorporated by reference to the Form 10-K filed on 4/01/2024)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	IVEDA SOLUTIONS, INC.

	By:	/s/ David Ly
David Ly
Chief Executive Officer and Chairman

Date: March 31, 2026	IVEDA SOLUTIONS, INC.

	By:	/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Ly	Chief Executive Officer and Chairman	March 31, 2026
David Ly	(Principal Executive Officer)

/s/ Robert J. Brilon	Chief Financial Officer, Treasurer and Secretary	March 31, 2026
Robert J. Brilon	(Principal Financial and Accounting Officer)

/s/ Joseph Farnsworth	Director	March 31, 2026
Joseph Farnsworth

/s/ Alejandro Franco	Director	March 31, 2026
Alejandro Franco

/s/ Robert D. Gillen	Director	March 31, 2026
Robert D. Gillen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Iveda Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iveda Solutions, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Company’s Liquidity

As discussed in Note 1 to the financial statements, the Company recorded a net loss of $3.2 million and used cash in operations of $2 million during the year ended December 31, 2025. As of December 31, 2025 the Company had existing cash of $5.2 million and raised an additional $2 million through subsequent sales of its equity. Management believes that the Company’s ongoing business, existing cash, and credit facilities are sufficient to fund operations for twelve months from the date of issuance of these financial statements.

We identified the evaluation of Management’s assessment of the Company’s ability fund its operations over the next twelve months as a critical audit matter due to the high degree of subjective auditor judgment required to evaluate the Company’s forecasted cash flows used in its liquidity analysis due to uncertainty in certain assumptions, specifically forecasted sales, gross profit margins, and feasibility of the Company’s expense management activities.

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s cash flow forecast and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results, considering management’s ability to accurately forecast and perform sensitivity analysis on revenue, cash expenditures, and commitments.
●	We performed sensitivity analyses on the forecasted revenue and operating margins used in the Company’s cash flow forecast to evaluate the impact on the conclusions reached by management.
●	We considered the Company’s historical ability to raise financing and re-finance its debt, if necessary.
●	We assessed the appropriateness and sufficiency of the Company’s liquidity disclosures and compared to other audit evidence obtained to determine whether such information is consistent with the Company’s disclosures.

We have served as the Company’s auditor since 2025.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

March 31, 2026

IVEDA SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,156,252	$2,629,287
Restricted Cash	63,694	29,013
Accounts Receivable, Net	256,699	1,277,635
Deferred Cost of Goods	116,951	507,308
Inventory, Net	235,958	148,120
Other Current Assets	326,005	435,052
Total Current Assets	6,155,559	5,026,415
PROPERTY AND EQUIPMENT, NET	47,093	68,677
Right of Use Asset, Net	148,943	-
Other Assets	76,195	84,424
Total Assets	$6,427,790	$5,179,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts and Other Payables	$938,560	$1,748,857
Short Term Debt	159,500	427,025
Current Portion of Long-Term Debt	127,600	122,007
Current Portion Lease Liability	41,632	-
Total Current Liabilities	1,267,292	2,297,889
Long- Term Debt	265,832	376,188
Long term Lease Liability, Net of Current Portion	114,904	-
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized	-
Series B Preferred Stock, $0.00001 par value; 500 shares authorized, no shares issued and outstanding as of December 31, 2025 and December 31, 2024.	-	-
Common Stock, $0.00001 par value; 300,000,000 shares authorized; 5,879,741 and 2,021,236 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	59	28
Additional Paid-In Capital	61,403,700	55,962,337
Accumulated Comprehensive Loss	(249,168)	(280,209)
Accumulated Deficit	(56,374,829)	(53,176,717)
Total Stockholders’ Equity	4,779,762	2,505,439
Total Liabilities and Stockholders’ Equity	$6,427,790	$5,179,516

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
REVENUE
Equipment Sales	$4,901,748	$5,592,395
Service Revenue	378,564	428,244
Other Revenue	-	-
TOTAL REVENUE	5,280,312	6,020,639
COST OF REVENUE	4,007,440	4,719,005

GROSS PROFIT	1,272,872	1,301,634

OPERATING EXPENSES
General & Administrative	4,328,968	5,008,587
Research and Development	170,800	363,350
Total Operating Expenses	4,499,768	5,371,937

LOSS FROM OPERATIONS	(3,226,896)	(4,070,303)
OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	33,840	34,323
Interest Income	61,937	113,728
Interest Expense	(36,509)	(26,183)
Total Other Income (Expense)	59,268	121,868

LOSS BEFORE INCOME TAXES	(3,167,628)	(3,948,435)
BENEFIT (PROVISION) FOR INCOME TAXES	(30,484)	(32,385)

NET LOSS	$(3,198,112)	$(3,980,820)

BASIC AND DILUTED LOSS PER SHARE	$(0.88)	$(1.81)
WEIGHTED AVERAGE SHARES	3,640,615	2,203,893

See accompanying Notes to Consolidated Financial Statements.

F-4

IVEDA SOLUTIONS, INC.

COMPREHENSIVE LOSS

	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Net Loss	$(3,198,112)	$(3,980,820)
Other Comprehensive Loss
Foreign Currency Translation, Net of Tax	31,041	(58,791)
Comprehensive Loss	$(3,167,071)	$(4,039,611)

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common	Common Stock	Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Amount	Capital	Deficit	(Loss)	Equity

BALANCE AT December 31, 2023	2,021,236	$20	$54,065,775	$(49,195,897)	$(221,418)	$4,648,480

Common Stock for Services	12,500	-	90,000	-	-	90,000

Stock Option Compensation		-	122,600	-	-	122,600
Common Stock Issued in September Direct Offering (including Pre-Funded Warrants sold and exercised	625,000	6	1,683,964	-	-	1,683,970

Reverse Split fractional shares	149,335	2	(2)	-	-	-
Net Loss	-	-	-	(3,980,820)	-	(3,980,820)
Comprehensive Loss	-	-	-	-	(58,791)	(58,791)
BALANCE AT December 31, 2024	2,808,071	$28	$55,962,337	$(53,176,717)	$(280,209)	$2,505,439

Common Stock for Services	100,000	1	134,999	-	-	135,000

Stock Option Compensation		-	376,000	-	-	376,000
Common Stock Issued in ATM during 2025	2,971,670	30	4,930,364	-	-	4,930,394

Net Loss	-	-	-	(3,198,112)	-	(3,198,112)
Comprehensive Loss	-	-	-	-	31,041	31,041
BALANCE AT December 31, 2025	5,879,741	$59	$61,403,700	$(56,374,829)	$(249,168)	$4,779,762

*	All share amounts and per share amounts reflect a reverse stock split of the outstanding shares of our Common Stock at a ratio of 1-for-8 effected on September 17, 2024.

See accompanying Notes to Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DECEMBER 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,198,112)	$(3,980,820)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	21,584	31,805
Stock Option Compensation	376,000	122,600
Common Stock issued for Services	135,000	90,000
(Increase) Decrease in Operating Assets
Accounts Receivable	1,020,936	(996,586)
Deferred Cost of Goods	390,357	(507,308)
Right of Use Asset	33,725
Inventory	(87,838)	176,395
Other Current Assets	109,048	528
Other Assets	8,229	203,693
Increase (Decrease) in Accounts and Other Payables	(810,298)	439,945
Lease Liability	(26,132)
Net Cash Used in Operating Activities	(2,027,501)	(4,419,748)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(2,608)
Net Cash Used in Investing Activities	-	(2,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Notes Payable/Debt	(919,097)	(324,995)
Proceeds from Short-Term Notes Payable/Debt	651,572	403,249
Proceeds from (Payments to) Long-Term Debt	(104,763)	498,195
Common Stock Issued, net of (Cost of Capital)	4,930,394	1,683,970
Net Cash Provided by Financing Activities	4,558,106	2,260,419
EFFECT OF EXCHANGE RATE CHANGES ON CASH	31,041	(48,045)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,561,646	(2,209,982)
Cash and Cash Equivalents- Beginning of Period	2,658,300	4,868,282
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,219,946	$2,658,300

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDING DECEMBER 31, 2025 AND 2024

	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$25,374	$15,316
Income Tax Paid	$28,240	$38,544

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Present Value of Right of Use Asset and Lease Obligations on New Lease	$182,668	$-

See accompanying Notes to Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025 AND 2024

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

Liquidity

The Company recorded a net loss of $3.2 million and used cash in operations of $2 million during the year ended December 31, 2025. During 2025, and subsequently, the Company took significant steps to raise capital to fund operations, and to reduce its historical operating losses. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s cash of $5.2 million at December 31, 2025 and additional $2 million raised through subsequent sales of its equity, will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s assessment whether there is sufficient cash on hand, together with expected capital raises, to assure operations for a period of at least twelve months from the date these financial statements are issued, is based on conditions that are known and reasonably knowable to management, considering various scenarios, projections, and estimates and certain key assumptions. These assumptions include, among other factors, management’s ability to increase operating efficiencies, raise additional capital, and the expected timing and nature of the Company’s forecasted cash expenditures.

Historically, the Company has financed its operations through public and private sales of common stock, credit lines from financial institutions, and cash generated from operations. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

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

●	Iveda US hardware sales are to domestic and international independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The Company will maintain product inventory and ship to the distributor or integrator or product is drop shipped from the manufacturer at the request of the Company to the distributor or integrator, and the Company at all times maintains the obligation to pay vendors and all related risks and rewards of ownership of customer receivables. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells a one time software license to customers that allows them to activate software embedded in the purchased hardware. The software revenues are recorded as the license is delivered.

●	Iveda US also sells hardware and software warranty and maintenance for an annual fee that are paid yearly. The revenues are recorded annually, if the revenue is a material amount it will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

The following table presents our net sales by revenue source and the period over period percentage change, for the period presented:

	Years Ended December 31,
	2025	2024	% Change
Net Sales Source
Commercial Enterprises	$3,283,536	$4,675,122	(30)%
Distributors	517,561	762,660	(32)%
Municipalities	163,544	170,467	(4)%
Taiwan Government	1,315,671	319,767	311%
Other	-	92,625	(100)%
	5,280,312	6,020,639	(12)%

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

Revenue from four customers out of approximately 70 total customers represented approximately 63% of total revenue for the year ended December 31, 2025. These specific customers were 1) NATIONAL CHUNG SHAN INSTITUTE OF SCIENCE AND TECHNOLOGY with 25% 2) Taiwan Stock Exchange Corporation with 15%, 3) Chunghwa Telecom with 12% and 4) SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. with 12% (all Taiwan companies). Revenue from five customers out of approximately 70 total customers represented approximately 67% of total revenue for the year ended December 31, 2024. These specific customers were 1) Chunghwa Telecom with 18% 2) SECURITY INTEGRATION & CONSULTANT TECHNOLOGY CO., LTD. with 16%, 3) Chicony Power Technology Co Ltd with 11% and 4) HWACOM SYSTEMS INC. with 10%, (all Taiwan companies) and Claro Enterprise Solutions (a US company) with 12%.

78% of the total accounts receivable at December 31, 2025 was from four customers out of a total of 42 customer accounts receivable accounts. These specific customers were 1) Taiwan Stock Exchange Corporation with 29% 2) MiTAC Advance Technology Corp. with 24% 3) Chunghwa Telecom with 10% (all Taiwan companies) and Claro Enterprise Solutions (a US company) with 15%. Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we do not require collateral in exchange for our products and services provided on credit. These customers are longtime customers, and we don’t expect any problem with the collectability of these accounts receivable.

No other customers represented greater than 10% of total revenues in years ended December 31, 2025 and 2024.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s consolidated financial statements include the results of operations and financial position of its subsidiary located in Taiwan. The subsidiary’s functional currency is the Taiwan New Dollar (TWD). For consolidation purposes, the subsidiary’s financial statements are translated into US Dollars (USD) using the following methods: Assets and liabilities are translated using the exchange rate at the balance sheet date. Income statement items are translated using the average exchange rate for the period. Exchange rate fluctuations between TWD and USD result in gains or losses that are included in Other Comprehensive Income (Loss) until they are realized. The Company had $1,352,166 and $1,025,675 of its cash and cash equivalents in Taiwan New Dollars at December 31, 2025 and 2024, respectively.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days, if any, are considered delinquent. For our Taiwan-based segment, receivables over one year are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of December 31, 2025 and 2024, no allowance for uncollectible accounts was deemed necessary.

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

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We review our inventories for excess or obsolete products or components based on an analysis of historical usage and an evaluation of estimated future demand, market conditions, and alternative uses for possible excess or obsolete parts. There was no allowance for slow-moving and obsolete inventory necessary as of December 31, 2025 and 2024, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over estimated useful lives of three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred. Depreciation expense for the years ended December 31, 2025 and 2024 was $21,584 and $31,805, respectively.

We have a relatively minimal amount of property and equipment, consisting primarily of office equipment. We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 “Property, Plant and Equipment.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. Management determined that there was no indicator of impairment as of December 31, 2025 and 2024.

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

Our U.S. income tax returns are subject to review and examination by federal, state, and local authorities. Our U.S. tax returns for the years 2021 to 2024 are open to examination by federal, local, and state authorities.

Our Taiwan tax returns are subject to review and examination by the Taiwan Ministry of Finance. Our Taiwan tax returns for the years 2021 to 2024 are open to examination by the Taiwan Ministry of Finance.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Deferred Revenue

Advance payments received from customers on future installation projects are recorded as deferred revenue until such time our performance obligations on the contracts are completed.

Stock-Based Compensation

The Company periodically issues stock, stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. We recognized $376,000 and $122,600 of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively, related to the amortization of stock options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of December 31, 2025 and December 31, 2024. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand. The carrying values of financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 2 Accounts and Other Payables

	December 31, 2025	December 31, 2024

Accounts Payable	$459,308	$730,297
Accrued Expenses	479,057	981,769
Deferred Revenue and Customer Deposits	195	36,791
Accounts and Other Payables	$938,560	$1,748,857

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	December 31, 2025	December 31, 2024

Loan from Shanghai Commercial Bank at 3.1%-3.2% interest rate per annum. Due originally in January 2025 and subsequently replaced with a new loan which was repaid in 2025.	$-	$183,011
Loan from HuaNam Bank at 3.4% interest rate per annum. Due in July 2026.	159,500	91,505
Loan from ChangHwa Bank at 3% -3.3% interest rate per annum. Paid May 2025.	-	152,509
Balance at end of period	$159,500	$427,025

As of December 31, 2025, there was $63,694 of restricted cash pledged as security for the Shanghai Commercial Bank short term loan.

The Long-term debt balances were as follows:

Loans from Shanghai Commercial Bank with interest rates 2.1% per annum due January 2029 (1)	$393,432	$498,195
Current Portion of Long-term debt	(127,600)	(122,007)
Balance at end of period	$265,832	$376,188

2026	127,600
2027	127,600
2028	127,600
Thereafter	10,632
Total	$393,432

(1)	On January 24, 2024, the Company received a facility notice from Shanghai Commercial Bank, granting a revolving loan facility totaling up to TWD 10,000,000 (approximately $300,000 USD) and term loan facility amounting of TWD 20,000,000 (approximately ($600,000 USD). The term for the revolving loan is 1 year and for the term loan is 5 years. The 5 year term loan requires monthly payments including interest and principal, and the revolving loan requires a full principal repayment at the maturity date. The guarantors of this loan are Mr. Siu and Mr. Cheung, who are both part of Iveda Taiwan’s management team.

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

During 2025 we filed a Prospectus Supplement to the Prospectus dated January 24, 2024 to issue up to $5,082,431, from time to time through or to our sales agent, H.C. Wainwright & Co. (the “Agent”). These sales were made pursuant to the terms of an At Market Issuance Sales Agreement, or the Sales Agreement, between us and the Agent (the “Sales Agreement”). As of December 31, 2025 we had completed the sale of 2,971,670 shares of common stock with net proceeds of $4,930,394.

Restricted Common shares issued for services

The Company issued 100,000 shares of its common stock with a fair value of $135,000 for services during the year ended December 31, 2025. The Company issued 12,500 shares of its common stock with a fair value of $90,000 for services during the year ended December 31, 2024.

NOTE 6 STOCK OPTION PLAN AND WARRANTS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of December 31, 2025 there were 14,778 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan had a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792). In 2025 and 2024, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 1,156,250 and 656,250 shares respectively. As of December 31, 2025 there were 720,959 options outstanding under the 2020 Option Plan.

As of December 31, 2025 and December 31, 2024, there were 735,737 and 217,056 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. At December 31, 2025, we had approximately $6,000 unrecognized stock-based compensation. During 2025 and 2024, the Company granted 535,000 and 79,000 stock options with a weighted average fair value of $0.73 and $1.10 per share, respectively. The Company recorded stock compensation costs of $376,000 and $122,600 on vesting of the options during 2025 and 2024, respectively.

Stock option transactions during 2025 and 2024 were as follows:

	2025		2024
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	217,056	$18.56	162,625	$36.01
Granted	535,000	0.84	79,000	1.78
Exercised	-	-	-	-
Forfeited or Cancelled	(16,319)	22.40	(24,569)	75.86
Outstanding at End of Year	735,737	5.50	217,056	18.56
Options Exercisable at Year-End	732,612	$5.50	214,525	$18.74

The Black-Scholes option pricing model, used to estimate fair value of the option awards, requires the use of the following assumptions:

● Fair value of common stock. The fair value of the common stock is the Company’s closing price per share on the OTC listing at the grant date.

● Expected Term. The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s stock options has been determined by calculating the midpoint of the contractual term of the options and the weighted-average vesting period.

● Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company did not have any trading history for the common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the common stock becomes available.

● Risk-Free Interest Rate. The risk-free interest rate assumption is based on the U.S. Treasury instrument whose term was consistent with the expected term of the Company’s stock options.

● Dividends. The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31,
	2025	2024
Expected volatility	138-180%	90%
Expected dividend yield	—%	—%
Expected term (in years)	5.0-6.0	5.0-6.0
Risk-free interest rate	3.7% - 4.5%	4.0%

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the years ended December 31, 2025 and 2024, respectively:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2025	Weighted- Average Exercise Price
$0.82-142.08	738,862	9.2	$5.50	735,737	$5.50

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted. The intrinsic value of the outstanding options at December 31, 2025 was $10,500.

Warrant transactions during 2025 and 2024 were as follows:

	2025		2024
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Year	1,882,076	$9.42	631,737	$75.34
Granted	-	3.47	1,296,876	3.47
Exercised	-	-	-	-
Forfeited or Cancelled	(19,007)	37.79	(46,537)	24.23
Outstanding at End of Year	1,863,069	9.13	1,882,076	9.42
Warrant Exercisable at Year-End	585,200	9.13	585,200	22.59
Weighted-Average Fair Value of Warrants Granted During the Year	$-		$0.25

Information with respect to warrants outstanding and exercisable at December 31, 2025 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2025	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2025	Weighted- Average Exercise Price
$3.44 -$34.00	1,863,069	2.0	$9.13	1,863,069	$9.13

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted. There was no intrinsic value of the outstanding warrants at December 31, 2025.

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

At December 31, 2025, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. As of December 31, 2025, we had federal and state net operating loss carryforwards for income tax purposes of approximately $38 million which will begin to expire in 2025 and under TCJA, post 2017 losses can be carried forward indefinitely. We also have Arizona net operating loss carryforwards for income tax purposes of approximately $12 million which expire after five years. These carryforwards have been utilized in the determination of the deferred income taxes for financial statement purposes.

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

The Company has adopted FASB guidelines that address the determination of whether lax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the lax benefit from an uncertain lax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2025 and 2024, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2025, and 2024, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2025	December 31, 2024
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	26%	26.0%
Income taxes at effective rate	-%	-%

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforward that create deferred tax assets and liabilities are as follows:

	2025	2024
Tax Operating Loss Carryforward	$10,760,000	$9,900,000
Unamortized Research and Development Costs	180,000	207,000
Valuation Allowance	(10,940,000)	(10,107,000)
Deferred Tax Assets, Net	$-	$-

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

According to the Taiwan corporate income tax (“TCIT”) reporting system, the TCIT sales cut-off base is concurrent with the business tax classified as value-added type (“VAT”) which will be reported to the Ministry of Finance (“MOF”) on a bi-monthly basis. Since the VAT and TCIT are accounted for on a VAT tax basis that recorded all sales on business tax on a VAT tax reporting system, the Company is bound to report the TCIT according to the MOF prescribed tax reporting rules. Under the VAT tax reporting system, sales cut-off does not use the accrual basis but rather on a VAT taxable reporting basis.

NOTE 8 EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators reflected in the basic and diluted earnings per share computations, as required by ASC No. 260, “Earnings per Share.”

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the years ended December 31, 2025 and 2024 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

Basic EPS
Net Loss	$(3,198,112)	$(3,980,820)
Weighted Average Shares	3,640,615	2,203,893
Basic Loss Per Share	$(0.88)	$(1.81)

For the years ended December 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2025	December 31, 2024
Warrants	1,863,069	1,882,076
Options	738,862	217,016
Total	2,601,931	2,099,092

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

Related to Iveda Taiwan pursuant to certain contracts with Chicony Power Technology Co., Ltd., Shihlin Electric & Engineering Corporation, Chung-Hsin Electric and Machinery Manufacturing Corp., National Chung Shan Institute of Science and Technology, and Chunghwa Telecom Co., Ltd, Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of December 31, 2025, is $368,939.

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

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	December 31, 2025			December 31, 2024

Revenues	$5,280,312	$709,197	$4,571,115	$6,020,639	$869,261	$5,151,378
Cost of Goods Sold	4,007,440	545,438	3,462,002	4,719,005	615,010	4,103,995
Gross Profit	1,272,872	163,759	1,109,113	1,301,634	254,251	1,047,383

Operating Expenses
Salaries and Payroll Expenses	1,699,049	1,026,934	672,115	1,667,330	967,793	699,537
Pension	-		-	21,832		21,832
Travel and Entertainment	477,125	412,747	64,378	552,123	483,146	68,977
Stock-based compensation	376,000	376,000	-	122,600	122,600	-
Marketing	338,469	338,469		757,736	757,736
Public Company expenses	245,448	245,448		520,966	520,966	-
Audit and Accounting	334,264	334,264		312,920	312,920	-
Consulting Services	326,339	326,339		412,962	412,962	-
Research and Development	170,800	170,800		363,350	363,350	-
Software Subscription	84,750	84,750		85,111	85,111	-
Insurance	82,973	18,604	64,396	60,873	12,664	48,209
Rent	88,534	43,434	45,100	142,986	101,731	41,255
Office Supplies and Postage	-		-	34,276	-	34,276
Other Operating Expenses	275,990	111,601	164,389	316,872	215,849	101,023
Total Operating Expenses	4,499,768	3,489,390	1,010,378	5,371,937	4,356,828	1,015,109
Income (Loss) from Operations	(3,226,896)	(3,325,631)	98,735	(4,070,303)	(4,102,577)	32,274
Interest Income and Other (Expenses), net	59,268	61,659	(2,391)	121,868	95,330	26,538
Net Income (Loss) before Income Tax	$(3,167,628)	$(3,263,972)	$96,344	$(3,948,435)	$(4,007,247)	$58,812

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

The net assets (liabilities) for our significant geographic regions are as follows:

	Net Assets (Liabilities)
	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
United States	$3,918,970	$1,775,554
Republic of China (Taiwan)	$860,792	$729,885
Total Consolidated	$4,779,762	$2,505,439

NOTE 11 SUBSEQUENT EVENTS

On February 11, 2026, Iveda Solutions, Inc., a Delaware corporation (the “Company”) consummated a public offering (the “Offering”) for aggregate gross proceeds of approximately $2 million before deducting placement agent fees and other offering expenses payable by the Company. The Offering included (i) 5,259,999 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“Common Stock”) at an offering price of $0.35 per share of Common Stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 454,287 shares of Common Stock, at an offering price of $0.3499 per Pre-Funded Warrant and (iii) accompanying series X warrants (the “Series X Warrants”) to purchase up to 11,428,572 shares of Common Stock.and accompanying Series X Warrant.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, and may be exercised at any time until all of the Pre-Funded Warrants have been exercised in full. The Series X Warrants are exercisable at a price of $0.35 per share, are exercisable from and after the date of their issuance and expire on the second (2)-year anniversary of the original issuance date.

