Form 10-Q
period 2026-03-31
Iveda Solutions, Inc.
filed 2026-05-15
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market LLC

Class	Outstanding as of May 10, 2026
Common Stock, $0.00001 par value per share	11,594,027

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,632,622	$5,156,252
Restricted Cash	62,488	63,694
Accounts Receivable, Net	745,311	256,699
Deferred Cost of Goods	120,185	116,951
Inventory, Net	247,974	235,958
Other Current Assets	717,366	326,005
Total Current Assets	7,525,946	6,155,559

Property and Equipment, Net	41,147	47,093
Right of Use Asset, Net	138,405	148,943
Other Assets	152,993	76,195
Total Assets	$7,858,491	$6,427,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$1,491,813	$938,560
Short Term Debt	-	159,500
Current Portion of Long-Term Debt	125,184	127,600
Current Portion of Lease Liability	42,898	41,632
Total Current Liabilities	1,659,895	1,267,292

Long Term Debt	229,503	265,832
Long Term Lease Liability, Net of Current Portion	104,834	114,904

Total Liabilities	1,994,232	1,648,028

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common Stock, $0.00001 par value; 300,000,000 shares authorized; 11,594,027 and 5,879,741 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	117	59
Additional Paid-In Capital	63,040,326	61,403,700
Accumulated Other Comprehensive Loss	(268,524)	(249,168)
Accumulated Deficit	(56,907,660)	(56,374,829)
Total Stockholders’ Equity	5,864,259	4,779,762

Total Liabilities and Stockholders’ Equity	$7,858,491	$6,427,790

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended March 31, 2026	For the Three Months ended March 31, 2025

REVENUE
Equipment Sales	$1,419,340	$1,408,732
Service Revenue	74,834	65,844

TOTAL REVENUE	1,494,174	1,474,576

COST OF REVENUE	998,966	1,186,365

GROSS PROFIT	495,208	288,211

OPERATING EXPENSES
General & Administrative	1,030,910	1,090,770
Research & Development	30,000	33,000
Total Operating Expenses	1,060,910	1,123,770

LOSS FROM OPERATIONS	(565,702)	(835,559)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	6,141	32,422
Interest Income	32,336	15,261
Interest Expense	(5,606)	(5,796)
Total Other Income (Expense), Net	32,871	41,887

NET LOSS	$(532,831)	$(793,672)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.28)

WEIGHTED AVERAGE SHARES	8,927,360	2,808,071

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended March 31, 2026	For the Three Months ended March 31, 2025

Net Loss	$(532,831)	$(793,672)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	(19,356)	(10,880)

Comprehensive Loss	$(552,187)	$(804,552)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit	(Loss)	Equity

BALANCE AT December 31, 2024	2,808,071	$28	$55,962,337	$(53,176,717)	$(280,209)	$2,505,439

Net Loss	-	-	-	(793,672)	-	(793,672)
Comprehensive Loss	-	-	-	-	(10,880)	(10,880)
BALANCE AT March 31, 2025	2,808,071	$28	$55,962,337	$(53,970,389)	$(291,089)	$1,700,887

BALANCE AT December 31, 2025	5,879,741	$59	$61,403,700	$(56,374,829)	$(249,168)	$4,779,762

Sale of Common Stock	5,714,286	58	1,624,626			1,624,684
Stock Option Compensation			12,000			12,000
Net Loss				(532,831)		(532,831)
Comprehensive Loss					(19,356)	(19,356)
BALANCE AT March 31, 2026	11,594,027	$117	$63,040,326	$(56,907,660)	$(268,524)	$5,864,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2026 AND 2025 (UNAUDITED)

	March 31, 2026	March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(532,831)	$(793,672)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	5,872	7,285
Stock Compensation Expense	12,000	-
Increase in allowance for uncollectible accounts	20,000
Changes in operating assets and liabilities
Accounts Receivable	(508,612)	457,885
Inventory	(12,016)	(69,508)
Deferred Cost of Goods	(3,234)	147,920
Right of Use Asset	10,538	3,314
Other Current Assets	(386,488)	138,253
Other Assets	(76,798)	12,704
Increase in Accounts and Other Payables	553,253	(29,010)
Lease Liability	(8,804)	(1,137)
Net Cash Used in Operating Activities	(927,120)	(125,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	109
Net Cash Used in Investing Activities	-	109

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Debt, net	(159,500)	-
Proceeds from Short-Term Debt	-	37,909
Proceeds from (Payments on) Long-Term Debt	(38,745)	(37,070)
Common Stock Issued, Net of Cost of Financing	1,624,684	-

Net Cash Provided by Financing Activities	1,426,439	839

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(24,155)	(14,194)

NET DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	475,164	(139,212)

Cash, Restricted Cash and Cash Equivalents- Beginning of Period	5,219,946	2,658,300

CASH, RESTRICTED CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,695,110	$2,519,088

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDING MARCH 31, 2026 AND 2025 (UNAUDITED)

	March 31, 2026	March 31, 2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$2,525	$6,063
Income Tax Paid	$-	$476

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Present Value of Right of Use Asset and Lease Obligations on New Lease	$-	$182,668

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING MARCH 31, 2026 AND 2025 (UNAUDITED)

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

Liquidity

The Company recorded a net loss of $0.5 million and used cash in operations of $0.9 million during the period ended March 31, 2026. During 2025, and subsequently, the Company took significant steps to raise capital to fund operations, and to reduce its historical operating losses. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s cash of $5.7 million at March 31, 2026, will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements.

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

●	Iveda US hardware sales are to domestic and international independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The Company will maintain product inventory and ship to the distributor or integrator or product is drop shipped from the manufacturer at the request of the Company to the distributor or integrator, and the Company at all times maintains the obligation to pay vendors and all related risks and rewards of ownership of customer receivables. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells a one time software license to customers that allows them to activate software embedded in the purchased hardware. The software revenues are recorded as the license is delivered.

●	Iveda US also sells hardware and software warranty and maintenance for an annual fee that are paid yearly. The revenues are recorded annually, if the revenue is a material amount it will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

The Company sells and installs video surveillance systems comprised of various components of hardware and software.

The following table presents our net sales by revenue source and the period over period percentage change, for the period presented:

	For the three months ended March 31, 2026	For three months ended March 31, 2025

Net Sales Source
Commercial Enterprises	$503,430	$666,394
Distributors	$23,482	$178,166
Municipalities	$18,724	$18,131
Taiwan Government	$948,538	$611,885

	$1,494,174	$1,474,576

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

Revenue from two customers out of approximately 74 total customers represented approximately 79% of total revenue for the three months ended March 31, 2026. These specific customers were 1) National Chung Shan Institute of Science and Technology with 63%, 2) Chunghwa Telecom with 16% (both Taiwan companies). Revenue from two customers out of approximately 70 total customers represented approximately 58% of total revenue for the three months ended March 31, 2025. These specific customers were 1) National Chung Shan Institute of Science and Technology with 41% and 2) Chunghwa Telecom with 17% (both Taiwan companies).

No other customers represented greater than 10% of total revenues the three months ended March 31, 2026 and 2025.

84% of the total accounts receivable at March 31, 2026 was from one customer out of a total of 32 customer accounts receivable accounts. This specific customers was National Chung Shan Institute of Science and Technology. Our accounts receivables are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we do not require collateral in exchange for our products and services provided on credit. These customers are longtime customers, and we don’t expect any problem with the collectability of these accounts receivable.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s consolidated financial statements include the results of operations and financial position of its subsidiary located in Taiwan. The subsidiary’s functional currency is the Taiwan New Dollar (TWD). For consolidation purposes, the subsidiary’s financial statements are translated into US Dollars (USD) using the following methods: Assets and liabilities are translated using the exchange rate at the balance sheet date. Income statement items are translated using the average exchange rate for the period. Exchange rate fluctuations between TWD and USD result in gains or losses that are included in Other Comprehensive Income (Loss) until they are realized. The Company had approximately $1 million and $1.4 million of its cash and cash equivalents in Taiwan New Dollars at March 31, 2026 and December 31, 2025, respectively.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days, if any, are considered delinquent. For our Taiwan-based segment, receivables over one year, if any, are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. There was no reserve necessary at March 31, 2026 or December 31, 2025.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own Common Stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding.

Restricted Cash

Restricted cash represents time deposits on account to secure short-term bank loans in our Taiwan-based segment.

Stock-Based Compensation

The Company periodically issues stock, stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. We recognized $12,000 and $0 of stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, related to the amortization of stock options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of March 31, 2026 and 2025. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand. The carrying values of financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 2 Accounts and Other Payables

	March 31, 2026	December 31, 2025

Accounts Payable	$876,327	$459,308
Accrued Expenses	302,331	479,057
Deferred Revenue and Customer Deposits	313,155	195
Accounts and Other Payables	$1,491,813	$938,560

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	March 31, 2026	December 31, 2025

Loan from HuaNam Bank at 3.45% interest rate per annum. Due in July 2026.	-	159,500
Balance at end of period	$-	$159,500

The Company repaid the outstanding loan balance during the period ended March 31, 2026, and there are no further obligations due to this bank.

The Long-term debt balances were as follows:

Loans from Shanghai Commercial Bank with interest rates 2.1% per annum due January 2029 (1)	$354,687	$393,432
Current Portion of Long-term debt	(125,184)	(127,600)
Balance at end of period	$229,503	$265,832

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

As of March 31, 2026, and December 31, 2025, there was $62,488 and $63,694, respectively, of restricted cash pledged as security for the Shanghai Commercial Bank long term loan.

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

On February 11, 2026, Iveda Solutions, Inc., a Delaware corporation (the “Company”) consummated a public offering (the “Offering”) for aggregate gross proceeds of approximately $2 million before deducting placement agent fees and other offering expenses payable by the Company. Net proceeds to the Company after the payment of all costs was $1.6 Million. The Offering included (i) 5,259,999 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“Common Stock”) at an offering price of $0.35 per share of Common Stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 454,287 shares of Common Stock, at an offering price of $0.3499 per Pre-Funded Warrant and (iii) accompanying series X warrants (the “Series X Warrants”) to purchase up to 11,428,572 shares of Common Stock.and accompanying Series X Warrant.

The Pre-Funded Warrants are immediately exercisable subject to certain ownership limitations, have an exercise price of $0.0001 per share, and may be exercised at any time until all of the Pre-Funded Warrants have been exercised in full. The Series X Warrants are exercisable at a price of $0.35 per share, are exercisable from and after the date of their issuance and expire on the second (2)-year anniversary of the original issuance date. All of the pre-funded warrants were exercised during the period ended March 31, 2026 resulting in an aggregate issuance of 5,714,286 shares of common stock from the offering.

In addition, the Company issued two year placement agent warrants to purchase 400,000 shares of common stock at an exercise price of $0.4375 per share.

NOTE 6 STOCK OPTION PLANS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of March 31, 2026 there were 14,308 options outstanding under the 2010 Option Plan and as of December 31, 2025 there were 14,778 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan had a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792). In 2025 and 2024, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 1,156,250 and 656,250 shares, respectively. As of March 31, 2026 there were 717,834 options outstanding under the 2020 Option Plan. As of December 31, 2025 there were 720,959 options outstanding under the 2020 Option Plan.

As of March 31, 2026 and December 31, 2025, there were 732,142 and 735,737 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods.. During the three months ended March 31, 2026, the Company repriced 535,000 which resulted in an incremental compensation cost of $12,000 that was recorded during the period.

Stock option transactions during three months ended March 31, 2026 were as follows:

	March 31, 2026
	Shares	Weighted- Average Exercise Price

Outstanding at Beginning of Period	735,737	5.50
Granted	-	-
Exercised	-	-
Forfeited or Cancelled	(3,595)	6.90
Outstanding at End of Period	732,142	5.11
Options Exercisable at Period-End	730,267	$5.12

During the three months ended March 31, 2026 and 2025 the Company recognized $12,000 and $0 of compensation cost relating to the vesting of options.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2026	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2025	Weighted- Average Exercise Price
$0.29-142.08	732,142	8.9	$5.11	730,267	$5.12

The Black-Scholes option pricing model, used to estimate fair value of the option awards, requires the use of the following assumptions:

● Fair value of common stock. The fair value of the common stock is the Company’s closing price per share on the NASDAQ listing at the grant date.

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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the three months ended March 31, 2026:

Three months ended March 31, 2026
Expected volatility	136%
Expected dividend yield	—%
Expected term (in years)	4.92
Risk-free interest rate	4.0%

There was no intrinsic value of the outstanding options at March 31, 2026.

NOTE 7 WARRANTS

Warrants

Warrant transactions during the Three Months ended March 31, 2026 were as follows:

	For the Three Months ended March 31, 2026
	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Period	1,863,069	$9.13
Granted	11,828,572	0.35
Exercised		-
Forfeited or Cancelled	-	-
Outstanding at End of Period	13,691,641	1.55
Warrant Exercisable at Period-End	13,691,641	1.55
Weighted-Average Fair Value of Warrants Granted During the Period	$0.18

Information with respect to warrants outstanding and exercisable at March 31, 2026 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2026	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2026	Weighted- Average Exercise Price
$0.35 -$34.00	13,691,641	1.9	$1.55	13,691,641	$1.55

There was no intrinsic value of the outstanding warrants at March 31, 2026.

NOTE 8 EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three months ended March 31, 2026 and 2025 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended March 31, 2026 and 2025.

	March 31, 2026	March 31, 2025

Basic EPS
Net Loss	$(532,831)	$(793,672)
Weighted Average Shares	8,927,360	2,808,071
Basic Loss Per Share	$(0.06)	$(0.28)

For the three months ended March 31, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2026	March 31, 2025
Warrants	13,691,641	1,863,069
Options	732,142	214,819
Total	14,423,783	2,077,888

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

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Shihlin Electric & Engineering Corporation, National Chung Shan Institute of Science and Technology and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of March 31, 2026 is $361,953.

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

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Consolidated	US		Taiwan	Consolidated	US	Taiwan
Revenues	$1,494,174	$23,482		$1,470,692	$1,474,576	$238,426	$1,236,150
Cost of Goods Sold	998,966	24,186		974,780	1,186,365	183,628	1,002,737
Gross Profit	495,208	(704)		495,912	288,211	54,798	233,413
	33%	(3%	)	34%	20%	23%	19%

Operating Expenses
Salaries and Payroll Expenses	348,453	234,190		114,264	344,210	253,965	90,245
Travel and Entertainment	65,443	54,664		10,779	142,578	129,964	12,614
Marketing	106,476	106,476		-	76,255	76,255	-
Public Company expenses	61,705	61,705		-	57,076	57,076	-
Audit and Accounting	90,087	90,087		-	167,883	167,883	-
Research and Development	30,000	30,000		-	33,000	33,000	-
Rent	37,256	24,306		12,951	35,006	22,915	12,091
Other operating expenses	321,488	257,774		63,714	267,762	200,755	67,007
Total Operating Expenses	1,060,910	859,202		201,708	1,123,770	941,813	181,957
Income (Loss) from Operations	(565,702)	(859,908)		294,204	(835,559)	(887,015)	51,456
Interest Income and Other (Expenses), net	32,871	26,981		5,890	41,887	39,141	2,746
Net loss	$(532,831)	$(832,925)		$300,094	$(793,672)	$(847,874)	$54,202

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

The Net Revenues for our significant geographic regions are as follows:

	Net Revenues
	For the Three Months ended	For the Three Months ended
	March 31, 2026	March 31, 2025
United States	$23,482	$238,426
Republic of China (Taiwan)	$1,470,692	$1,236,150
Total Consolidated	$1,494,174	$1,474,576

The net assets (liabilities) for our significant geographic regions are as follows:

	Net Assets (Liabilities)
	As of	As of
	March 31, 2026	December 31, 2025
United States	$4,722,729	$3,918,970
Republic of China (Taiwan)	$1,141,530	$860,792

Total Consolidated	$5,864,259	$4,779,762

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

Note Regarding Forward-Looking Information

This Report on Form 10-Q Quarterly Report contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q Quarterly Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors”, “Liquidity and Capital Resources” with respect to our ability to continue to generate cash from operations or new investment, or elsewhere in this Report on Form 10-Q Quarterly Report or discussed in our consolidated financial statements for the year ended December 31, 2025, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our consolidated financial statements for the year ended December 31, 2025. Such policies are unchanged.

New Accounting Standards

There were no new standards recently issued which would have an impact on our operations or disclosures.

Results of Operations for the Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025			Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
Revenues	1,494,174	23,482	1,470,692	1,474,576	238,426	1,236,150	19,598	1%	(214,944)	(90)%	234,542	19%
Cost of Goods Sold	998,966	24,186	974,780	1,186,365	183,628	1,002,737	(187,399)	(16)%	(159,442)	(87)%	(27,957)	(3)%
Gross Profit	495,208	(704)	495,912%	288,211	54,798	233,413	206,997	71%	(55,502)	(101)%	262,499	112%
	33%	(3)%	34%	20%	23%	19%	13%	65%	(26)%	(113)%	15%	79%
Total Operating Expenses	1,060,910	859,202	201,708	1,123,770	941,813	181,957	(62,860)	(6)%	(82,611)	(9)%	19,751	11%
Income (Loss) from Operations	(566,691)	(859,908)	293,215	(835,559)	(887,015)	51,456	268,868	(32)%	27,107	(3)%	241,759	470%
Interest Income and Other (Expenses), net	32,871	26,981	5,890	41,887	39,141	2,746	(9,016)	(22)%	(12,160)	(31)%	3,144	114
Net loss	(532,831)	(832,925)	300,094	(793,672)	(847,874)	54,202	260,841	(33)%	14,949	(2)%	245,892	94%

The increase in revenue for the three months ended March 31, 2026 compared with the same period in 2025 is attributable primarily to increased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts.

The increase in overall gross margin was primarily attributed to the higher margin contract sales in Taiwan.

The net decrease in operating expenses in the three months ended March 31, 2026 compared with the same period in 2025 is due primarily to reduction in general operation expenses in the US based operations during this period.

A majority of the decrease in loss from operations was primarily due to increased gross margins and reduction in operating expenses.

The decrease in net loss was primarily due to a reduction in operating expenses for the three months ended March 31, 2026 compared to the same period in 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $5.7 million compared to $5.2 million as of December 31, 2025. This increase in our cash and cash equivalents for the three months ended March 31, 2026 is related to the sale of common stock offset by the operating losses during the three months ended March 31, 2026. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the three months ended March 31, 2026 was ($0.9) million compared to ($0.1) million net cash used during the three months ended March 31, 2025. Net cash used in operating activities for the three months ended March 31, 2026 consisted primarily of the net loss of ($0.5) million. Net cash used by operating activities for the three months ended March 31, 2025 consisted primarily of the net loss of ($0.8) million.

Net cash used in investing activities for the three months ended March 31, 2026 and 2024 were negligible.

Net cash provided by financing activities for the three months ended March 31, 2026 were $1.4 million compared with $0 million provided during the three months ended March 31, 2025. Net cash provided by financing activities in 2026 included $1.6 million from the sale of stock in a direct offering managed by H.C.Wainwright.

We have experienced significant operating losses since our inception. At December 31, 2025, we had approximately $38 million in net operating loss carryforwards available for federal income tax purposes, which will begin to expire in 2025. We did not recognize any benefit from the federal net operating loss carryforwards in 2025 or 2024. We also had approximately $12.0 million in state net operating loss carryforwards, which expire after five years.

Pursuant to the Internal Revenue Code of 1986, as amended (“IRC”), specifically Sections 382 and 383, the Company’s ability to use tax attribute carryforwards to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 therefore the ability to offset taxable income in the future may be impacted by ownership changes occurring prior to December 31, 2025. If ownership changes within the meaning of IRC Section 382 occur in the future, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of IRC Section 382. If eliminated, the related asset would be removed from the deferred tax asset schedule, with a corresponding reduction in the valuation allowance. Additionally, limitations on the utilization of the Company’s tax attribute carryforwards can increase the amount of taxable income and current income tax expense recognized. Due to the existence of the valuation allowance, ownership change limitations that are not significant may not impact the Company’s effective tax rate.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had no doubtful accounts receivable allowances for the Three Months ended March 31, 2026 and year ended December 31, 2025. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the Three Months ended March 31, 2026 and year ended December 31, 2025. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2026, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of March 31, 2026, our internal control over financial reporting was not effective because of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Three Months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: May 15, 2026	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

