Form 10-Q
period 2026-06-30
Iveda Solutions, Inc.
filed 2026-08-14
CIK 1397183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	IVDA	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	IVDAW	The Nasdaq Stock Market LLC

Class	Outstanding as of August 10, 2026
Common Stock, $0.00001 par value per share	12,519,027

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,762,665	$5,156,252
Restricted Cash	63,001	63,694
Accounts Receivable, Net	303,450	256,699
Deferred Cost of Goods	1,026,864	116,951
Inventory, Net	242,605	235,958
Other Current Assets	269,360	326,005
Total Current Assets	6,667,945	6,155,559

Property and Equipment, Net	35,325	47,093
Right of Use Asset, Net	127,719	148,943
Other Assets	153,763	76,195
Total Assets	$6,984,752	$6,427,790

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts and Other Payables	$799,746	$938,560
Short Term Debt	314,535	159,500
Current Portion of Long-Term Debt	125,814	127,600
Current Portion of Lease Liability	44,056	41,632
Total Current Liabilities	1,284,151	1,267,292

Long Term Debt	199,204	265,832
Long Term Lease Liability, Net of Current Portion	94,442	114,904

Total Liabilities	1,577,797	1,648,028

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.00001 par value; 12,500,000 shares authorized, no preferred shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common Stock, $0.00001 par value; 300,000,000 shares authorized; 12,519,027 and 5,879,741 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	125	59
Additional Paid-In Capital	63,371,181	61,403,700
Accumulated Other Comprehensive Loss	(263,222)	(249,168)
Accumulated Deficit	(57,701,129)	(56,374,829)
Total Stockholders’ Equity	5,406,955	4,779,762

Total Liabilities and Stockholders’ Equity	$6,984,752	$6,427,790

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025

REVENUE
Equipment Sales	$723,243	$1,448,998	$2,142,583	$2,857,730
Service Revenue	78,603	78,909	153,437	144,754

TOTAL REVENUE	801,846	1,527,907	2,296,020	3,002,484

COST OF REVENUE	363,284	1,083,138	1,362,250	2,269,503

GROSS PROFIT	438,562	444,769	933,770	732,981

OPERATING EXPENSES
General & Administrative	1,050,916	925,629	2,081,826	2,016,399
Research & Development	97,769	51,500	127,769	84,500
Total Operating Expenses	1,148,685	977,129	2,209,595	2,100,899

LOSS FROM OPERATIONS	(710,123)	(532,360)	(1,275,825)	(1,367,918)

OTHER INCOME (EXPENSE)
Miscellaneous Income (Expense)	4,340	(275)	10,481	32,147
Interest Income	32,726	10,280	65,062	25,541
Interest Expense	(6,316)	(12,116)	(11,922)	(17,913)
Total Other Income (Expense), Net	30,750	(2,111)	63,621	39,775

LOSS BEFORE INCOME TAXES	$(679,373)	$(534,471)	$(1,212,204)	$(1,328,143)

PROVISION FOR INCOME TAXES	(114,096)	(29,778)	(114,096)	(29,778)

NET LOSS	$(793,469)	$(564,249)	$(1,326,300)	$(1,357,921)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.20)	$(0.13)	$(0.48)

WEIGHTED AVERAGE SHARES	11,822,360	2,837,226	10,413,088	2,822,729

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended June 30, 2026	For the Three Months ended June 30, 2025	For the Six Months ended June 30, 2026	For the Six Months ended June 30, 2025

Net Loss	$(793,469)	$(564,249)	$(1,326,300)	$(1,357,921)
Other Comprehensive Loss
Change in Equity Adjustment from Foreign Currency Translation, Net of Tax	5,302	120,324)	(14,054)	109,444)

Comprehensive Loss	$(788,167)	$(443,925)	$(1,340,354)	$(1,248,477)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
		Common	Additional		Other	Total
	Common	Stock	Paid-in-	Accumulated	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit	(Loss)	Equity

BALANCE AT December 31, 2024	2,808,071	$28	$55,962,337	$(53,176,717)	$(280,209)	$2,505,439

Net Loss	-	-	-	(793,672)	-	(793,672)
Comprehensive Loss	-	-	-	-	(10,880)	(10,880)
BALANCE AT March 31, 2025	2,808,071	28	55,962,337	(53,970,389)	(291,089)	1,700,887

Sale of Common Stock	98,655	1	223,594			223,595
Net Loss				(564,249)		(564,249)
Comprehensive Loss					120,324	120,324

BALANCE AT June 30, 2025	2,906,726	$29	$56,185,931	$(54,534,638)	$(170,765)	$1,480,557

BALANCE AT December 31, 2025	5,879,741	$59	$61,403,700	$(56,374,829)	$(249,168)	$4,779,762

Sale of Common Stock	5,714,286	57	1,624,627			1,624,684
Stock Option Compensation			12,000			12,000

Net Loss				(532,831)		(532,831)
Comprehensive Loss					(19,356)	(19,356)
BALANCE AT March 31, 2026	11,594,027	116	63,040,327	(56,907,660)	(268,524)	5,864,259

Sale of Common Stock, warrant exercise	825,000	8	272,855			272,863
Common Stock for Services	100,000	1	57,999			58,000
Net Loss				(793,469)		(793,469)
Comprehensive Loss					5,302	5,302
BALANCE AT June 30, 2026	12,519,027	$125	$63,371,181	$(57,701,129)	$(263,222)	$5,406,955

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDING JUNE 30, 2026 AND 2025 (UNAUDITED)

	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,326,300)	$(1,357,921)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	11,768	13,341
Stock Compensation Expense	12,000	-
Stock Issued for Services	58,000	-
Increase in allowance for uncollectible accounts	20,000	-
Changes in operating assets and liabilities
Accounts Receivable	(66,751)	(88,822
Inventory	(6,647)	(126,805)
Deferred Cost of Goods	(909,913)	18,905
Right of Use Asset	21,224	13,301
Other Current Assets	56,644	106,368
Other Assets	(77,568)	6,233
Increase in Accounts and Other Payables	(138,813)	(38,080)
Lease Liability	(18,038)	(4,594)
Net Cash Used in Operating Activities	(2,364,394)	(1,458,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(1,201)
Net Cash Used in Investing Activities	-	(1,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Short-Term Debt, net	(153,249)	102,500
Proceeds from Short-Term Debt	306,498	(7,261)
Proceeds from (Payments on) Long-Term Debt	(66,628)	223,595
Common Stock Issued, Net of Cost of Financing	1,897,547	-

Net Cash Provided by Financing Activities	1,984,168	318,834

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,054)	108,575

NET DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	(394,280)	(1,031,866)

Cash, Restricted Cash and Cash Equivalents- Beginning of Period	5,219,946	2,658,300

CASH, RESTRICTED CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,825,666	$1,626,434

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE SIX MONTHS ENDING JUNE 30, 2026 AND 2025 (UNAUDITED)

	June 30, 2026	June 30, 2025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$11,922	$2,525
Income Tax Paid	$21,569	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Present Value of Right of Use Asset and Lease Obligations on New Lease	$-	$182,668

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

IVEDA SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2026 AND 2025 (UNAUDITED)

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

Liquidity

The Company recorded a net loss of $1.3 million and used cash in operations of $2.4 million during the period ended June 30, 2026. During 2025, and subsequently, the Company took significant steps to raise capital to fund operations, and to reduce its historical operating losses. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. As of the issuance date of these financial statements, management expects that the Company’s cash of $4.8 million at June 30, 2026, will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of issuance of these financial statements.

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

The Company sells its products and services primarily to municipalities and commercial customers in the following manner:

●	The majority of Iveda Taiwan sales are project sales to Taiwan customers and are made direct to the end customer (typically a municipality or a commercial customer) through its sales force, which is composed of its employees. Revenue is recorded when the equipment is shipped to the end customer unless the contract requires the inventory to be installed before it can be billed and charged for service when installation or maintenance work is performed. If inventory is shipped to the customer before it is installed, the inventory is reclassified to Deferred Cost of Goods.

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

●	Iveda US hardware sales are to domestic and international independent distributors or integrators who purchase products from the Company at a wholesale price and sell to the end user (typically municipalities or a commercial customer) at a retail price. The Company will maintain product inventory and ship to the distributor or integrator or product is drop shipped from the manufacturer at the request of the Company to the distributor or integrator, and the Company at all times maintains the obligation to pay vendors and all related risks and rewards of ownership of customer receivables. Accordingly, upon application of steps one through five above, revenue is recorded when the product is shipped to the distributor or as directed by the distributor consistent with the terms of the distribution agreement.

●	Iveda US also sells a one time software license to customers that allows them to activate software embedded in the purchased hardware. The software revenues are recorded as the license is delivered.

●	Iveda US also sells hardware and software warranty and maintenance for an annual fee that is paid yearly. The revenues are recorded annually, if the revenue is a material amount it will be recorded as deferred revenue and amortized on a straight-line basis over the respective time period.

The Company sells and installs video surveillance systems comprised of various components of hardware and software.

The following table presents our net sales by revenue source and the period over period percentage change, for the period presented:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Net Sales Source
Commercial Enterprises	$707,502	$929,073	$1,210,932	$1,595,467
Distributors	$71,566	$220,295	$95,048	$398,462
Municipalities	$22,306	$45,263	$41,030	$63,394
Taiwan Government	$472	$333,276	$949,010	$945,161

	$801,846	$1,527,907	$2,296,020	$3,002,484

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

Revenue from three customers out of approximately 74 total customers represented approximately 72% of total revenue for the six months ended June 30, 2026. These specific customers were 1) National Chung Shan Institute of Science and Technology with 41%, 2) Chunghwa Telecom with 17% and Security Integration & Consultant Technology Co., LTD. with 14% (all Taiwan companies).

Revenue from two customers out of approximately 70 total customers represented approximately 52% of total revenue for the six months ended June 30, 2025. These specific customers were 1) National Chung Shan Institute of Science and Technology with 31% and 2) Taiwan Stock Exchange with 21% (both Taiwan companies).

No other customers represented greater than 10% of total revenues the six months ended June 30, 2026, and 2025.

93% of the total accounts receivable at June 30, 2026 was from four customers out of a total of 32 customer accounts receivable accounts. These specific customers included US customer Claro Enterprise Systems at 28%, Taiwan customers; Chunghwa Telecom at 27%, MiTAC Advance Technology Corp. at 20% and HWACOM Systems Inc. at 17%. Our accounts receivable are unsecured, and we are at risk to the extent such amounts become uncollectible. Although we perform periodic evaluations of our customers’ credit and financial condition, we do not require collateral in exchange for our products and services provided on credit. These customers are longtime customers, and we don’t expect any problem with the collectability of these accounts receivable.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s consolidated financial statements include the results of operations and financial position of its subsidiary located in Taiwan. The subsidiary’s functional currency is the Taiwan New Dollar (TWD). For consolidation purposes, the subsidiary’s financial statements are translated into US Dollars (USD) using the following methods: Assets and liabilities are translated using the exchange rate at the balance sheet date. Income statement items are translated using the average exchange rate for the period. Exchange rate fluctuations between TWD and USD result in gains or losses that are included in Other Comprehensive Income (Loss) until they are realized. The Company had approximately $1 million and $1.4 million of its cash and cash equivalents in Taiwan New Dollars at June 30, 2026, and December 31, 2025, respectively.

Accounts Receivable

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. For our U.S.-based segment, receivables past due more than 120 days, if any, are considered delinquent. For our Taiwan-based segment, receivables over one year, if any, are considered delinquent. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer. As of June 30, 2026, we had a reserve for doubtful collections of $20,000 and no reserve necessary at December 31, 2025.

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

Stock-Based Compensation

The Company periodically issues stock, stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods. We recognized $12,000 and $0 of stock-based compensation expense for the three months ended June 30, 2026 and 2025 and we recognized $12,000 and $0 of stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively, related to the amortization of stock options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to us as of June 30, 2026 and 2025. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate their fair values or because they are receivable or payable on demand. The carrying values of financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

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

NOTE 2 Accounts and Other Payables

	June 30, 2026	December 31, 2025

Accounts Payable	$503,482	$459,308
Accrued Expenses	294,339	479,057
Deferred Revenue and Customer Deposits	1,925	195
Accounts and Other Payables	$799,746	$938,560

NOTE 3 SHORT-TERM AND LONG-TERM DEBT

The short-term debt balances were as follows:

	June 30, 2026	December 31, 2025

Loan from ChangHwa Bank at 3.3% interest rate per annum. Due in Aug 2026.	157,267	-
Revolving Loans from Shanghai Bank at 3.2% interest rate per annum. Due in January, 2027. (1)	157,268	-

Term Loan from HuaNam Bank at 3.45% interest rate per annum. Due in July 2026. (2)	-	159,500
Balance at end of period	$314,535	$159,500

The Long-term debt balances were as follows:

Loans from Shanghai Commercial Bank with interest rates 2.1% per annum due January 2029 (1)	$325,018	$393,432
Current Portion of Long-term debt	(125,814)	(127,600)
Balance at end of period	$199,204	$265,832

(1)	On January 24, 2024, the Company received a facility notice from Shanghai Commercial Bank, granting a revolving loan facility totaling up to TWD 10,000,000 (approximately $300,000 USD) and term loan facility amounting of TWD 20,000,000 (approximately ($600,000 USD). The term for the revolving loan is 1 year and for the term loan is 5 years. The 5 year term loan requires monthly payments including interest and principal, and the revolving loan requires a full principal repayment at the maturity date. The guarantors of this loan are Mr. Siu and Mr. Cheung, who are both part of Iveda Taiwan’s management team.

As of June 30, 2026, and December 31, 2025, there was $63,001 and $63,694, respectively, of restricted cash pledged as security for the Shanghai Commercial Bank long term loan.

(2)	The Company repaid the outstanding loan balance during the period ended June 30, 2026, and there are no further obligations due to this bank.

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

On February 11, 2026, Iveda Solutions, Inc., a Delaware corporation (the “Company”) consummated a public offering (the “Offering”) for aggregate gross proceeds of approximately $2 million before deducting placement agent fees and other offering expenses payable by the Company. Net proceeds to the Company after the payment of all costs was $1.6 Million. The Offering included (i) 5,259,999 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“Common Stock”) at an offering price of $0.35 per share of Common Stock, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 454,287 shares of Common Stock, at an offering price of $0.3499 per Pre-Funded Warrant and (iii) accompanying Series X warrants (the “Series X Warrants”) to purchase up to 11,428,572 shares of Common Stock and accompanying Series X Warrant.

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

The Company issued 100,000 shares of common stock for services values at $58,000 during the six months ended June 30, 2026.

On June 16, 2026, warrant holders exercised 825,000 of the series X warrants at $0.35 per warrant resulting in net proceeds to the Company of $272,863.

NOTE 6 STOCK OPTION PLANS

Stock Options

On January 18, 2010, we adopted the 2010 Stock Option Plan (the “2010 Option Plan”), which allows the Board to grant options to purchase up to 15,625 shares of common stock to directors, officers, key employees, and service providers of our company. In 2011, the 2010 Option Plan was amended to increase the number of shares issuable under the 2010 Option Plan to 375,000 shares. In 2012, 2010 Option Plan was again amended to increase the number of shares issuable under the 2010 Option Plan to 203,125 shares. The shares issuable pursuant to the 2010 Option Plan are registered with the SEC under Forms S-8 filed on February 4, 2010 (No. 333- 164691), June 24, 2011 (No. 333-175143), and December 4, 2013 (No. 333-192655). The 2010 Option Plan expired on January 18, 2020. As of June 30, 2026 there were 14,308 options outstanding under the 2010 Option Plan and as of December 31, 2025 there were 14,778 options outstanding under the 2010 Option Plan.

On December 15, 2020, we adopted the Iveda Solutions, Inc. 2020 Plan (the “2020 Plan”). The 2020 Plan had a maximum of 156,250 shares authorized with similar terms and conditions to the 2010 Option Plan. The shares issuable pursuant to the 2020 Option Plan are registered with the SEC under Forms S-8 filed on October 7, 2022 (No. 333- 267792). In 2025 and 2024, the 2020 Option Plan was amended to increase the number of shares issuable under the 2020 Option Plan to 1,156,250 and 656,250 shares, respectively. As of June 30, 2026 there were 716,584 options outstanding under the 2020 Option Plan. As of December 31, 2025 there were 720,959 options outstanding under the 2020 Option Plan.

As of June 30, 2026 and December 31, 2025, there were 730,892 and 735,737 options outstanding, respectively, under all the option plans.

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

We have also granted non-qualified stock options to employees and contractors. All non-qualified options are generally issued with an exercise price no less than the fair value of the common stock on the date of the grant as determined by our Board of Directors. Options may be exercised up to ten years following the date of the grant, with vesting schedules determined by us upon grant. Vesting schedules vary by grant, with some fully vesting immediately upon grant to others that ratably vest over a period of time up to four years. Standard vested options may be exercised up to three months following date of termination of the relationship unless alternate terms are specified at grant. The fair values of options are determined using the Black-Scholes option-pricing model. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods.. During the six months ended June 30, 2026, the Company repriced 535,000 which resulted in an incremental compensation cost of $12,000 that was recorded during the period.

Stock option transactions during six months ended June 30, 2026 were as follows:

	June 30, 2026
	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Period	735,737	5.50
Granted	-	-
Exercised	-	-
Forfeited or Cancelled	(4,845)	6.90
Outstanding at End of Period	730,892	5.12
Options Exercisable at Period-End	730,892	$5.12

During the six months ended June 30, 2026 and 2025 the Company recognized $12,000 and $0 of compensation cost relating to the vesting of options.

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding at June 30, 2026	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at June 30, 2026	Weighted- Average Exercise Price
$	0.29-142.08	730,892	8.7	$5.12	730,892	$5.12

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

The fair value of options granted was estimated using the Black-Scholes valuation model using the following assumptions for the six months ended June 30, 2026:

Six months ended June 30, 2026
Expected volatility	136%
Expected dividend yield	—%
Expected term (in years)	4.92
Risk-free interest rate	4.0%

There was no intrinsic value of the outstanding options at June 30, 2026.

NOTE 7 WARRANTS

Warrants

Warrant transactions during the six months ended June 30, 2026 were as follows:

	For the Six Months ended June 30, 2026
	Shares	Weighted-Average Exercise Price

Outstanding at Beginning of Period	1,863,069	$9.13
Granted	11,828,572	0.35
Exercised	(825,000)	0.35
Forfeited or Cancelled	-	-
Outstanding at End of Period	12,866,641	1.62
Warrant Exercisable at Period-End	12,866,641	1.62
Weighted-Average Fair Value of Warrants Granted During the Period	$0.18

Information with respect to warrants outstanding and exercisable at June 30, 2026 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2026	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at June 30, 2026	Weighted-Average Exercise Price
$0.35 -$34.00	12,866,641	1.7	$1.62	12,866,641	$1.62

There was no intrinsic value of the outstanding warrants at June 30, 2026.

NOTE 8 EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to stockholders by the weighted average shares outstanding. We had net losses for the three months ended June 30, 2026 and 2025 and the effect of including dilutive securities in the earnings per common share would have been anti-dilutive for the purpose of calculating EPS. Accordingly, all options, warrants, and shares potentially convertible into common shares were excluded from the calculation of diluted earnings per share for the periods ended June 30, 2026 and 2025.

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Basic EPS
Net Loss	$(793,469)	$(564,249)	$(1,326,300)	$(1,357,921)
Weighted Average Shares	11,822,360	2,837,226	$10,413,088	2,822,729
Basic Loss Per Share	$(0.07)	$(0.20)	$(0.13)	$(0.48)

For the six months ended June 30, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2026	June 30, 2025
Warrants	12,866,641	1,863,069
Options	730,892	214,819
Total	13,597,533	2,077,888

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

Pursuant to certain contracts with Chicony Power Technology Co., Ltd., Shihlin Electric & Engineering Corporation, National Chung Shan Institute of Science and Technology and Chung-Hsin Electric and Machinery Manufacturing Corp., Iveda Taiwan is required to provide after-project services. If Iveda Taiwan fails to provide these after-project services in the future, other parties of the related contract would have recourse. The financial exposure to Iveda Taiwan in the event of failure to provide after- project services in the future as of June 30, 2026, is $349,621.

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

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025

Revenues	$801,846	$71,566	$730,280	$1,527,907	$381,677	$1,146,230
Cost of Goods Sold	363,284	11,210	352,074	1,083,138	277,684	805,454
Gross Profit	438,562	60,356	378,206	444,769	103,993	340,776
	55%	84%	52%	29%	27%	30%

Operating Expenses
Salaries and Payroll Expenses	385,981	278,639	107,342	379,270	274,079	105,191
Travel and Entertainment	72,685	59,127	13,558	122,629	107,979	14,650
Marketing	89,347	89,347	-	92,843	92,843	-
Public Company expenses	162,993	162,993	-	3,215	3,215	-
Audit and Accounting	60,759	60,759	-	107,776	107,776	-
Research and Development	97,769	97,769	-	51,500	51,500	-
Rent	39,666	28,518	11,148	42,706	31,599	11,107
Other operating expenses	239,484	153,812	85,672	177,190	159,575	17,615
Total Operating Expenses	1,148,685	930,964	217,721	977,129	828,566	148,563
Income (Loss) from Operations	(710,123)	(870,608)	160,485	(532,360)	(724,573)	192,213
Interest Income and Other (Expenses), net	30,750	25,719	5,031	(2,111)	(1,539)	(572)
Net Income (Loss) before Income Tax	(679,373)	(844,889)	165,516	(534,471)	(726,112)	191,641
Income Tax Expense	(114,096)	-	(114,096)	(29,778)	-	(29,778
Net Income (Loss)	$(793,469)	$(844,889)	$51,420	$(564,249)	$(726,112)	$161,863

	Consolidated	US	Taiwan	Consolidated	US	Taiwan
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025

Revenues	$2,296,020	$95,048	$2,200,972	$3,002,484	$620,104	$2,382,380
Cost of Goods Sold	1,362,250	35,396	1,326,854	2,269,503	461,312	1,808,191
Gross Profit	933,770	59,652	874,118	732,981	158,792	574,189
	41%	63%	40%	24%	26%	24%

Operating Expenses
Salaries and Payroll Expenses	746,435	524,829	221,606	723,480	528,044	195,436
Travel and Entertainment	138,128	113,791	24,337	265,207	237,943	27,264
Stock Compensation	-	12,000	-	-	-	-
Marketing	195,823	195,823	-	169,098	169,098	-
Public Company expenses	224,698	224,698	-	60,291	60,291	-
Audit and Accounting	150,846	150,846	-	275,659	275,659	-
Research and Development	127,769	127,769	-	84,500	84,500	-
Rent	76,922	52,824	24,098	77,712	54,514	23,198
Other operating expenses	536,973	387,586	149,388	444,952	360,330	84,622
Total Operating Expenses	2,209,595	1,790,166	419,429	2,100,899	1,770,379	330,520
Income (Loss) from Operations	(1,275,825)	(1,730,514)	454,689	(1,367,918)	(1,611,587)	243,669
Interest Income and Other (Expenses), net	63,621	52,700	10,921	39,775	37,602	2,173
Net Income (Loss) before Income Tax	(1,212,204)	(1,677,814)	465,610	(1,328,143)	(1,573,985)	245,842
Income Tax Expense	(114,096)	-	(114,096)	(29,778)	-	(29,778)
Net Income (Loss)	$(1,326,300)	$(1,677,814)	$351,514	$(1,357,921)	$(1,573,985)	$216,064

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

The Net Revenues for our significant geographic regions are as follows:

	Net Revenues
	For the Six Months ended	For the Six Months ended
	June 30, 2026	June 30, 2025
United States	$95,048	$620,104
Republic of China (Taiwan)	$2,200,972	$2,382,380
Total Consolidated	$2,296,020	$3,002,484

The net assets (liabilities) for our significant geographic regions are as follows:

	Net Assets (Liabilities)
	As of	As of
	June 30, 2026	December 31, 2025
United States	$4,208,703	$3,918,970
Republic of China (Taiwan)	$1,198,252	$860,792

Total Consolidated	$5,406,955	$4,779,762

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

Results of Operations for the Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

							Three Months Ended June 30, 2026
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025			Compared to Three Months Ended June 30, 2025
	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
Revenues	801,846	$71,566	730,280	1,527,907	381,677	1,146,230	(726,061)	(48)%	(310,111)	(81)%	(415,950)	(36)%
Cost of Goods Sold	363,284	11,210	352,074	1,083,138	277,684	805,454	(719,854)	(66)%	(266,474)	(96)%	(453,380)	(56)%
Gross Profit	438,562	60,356	378,206	444,769	103,993	340,776	(6,207)	(1)%	(43,637)	(42)%	37,430	11%
	55%	84%	52%	29%	27%	30%	26%	90%	57%	211%	22%	73%
Operating Expenses	1,148,685	930,964	217,721	977,129	828,565	148,563	229,556	23%	102,399	12%	69,158	47%
Income (Loss) from Operations	(710,123)	(870,608)	160,485	(532,360)	(724,572)	192,213	(177,763)	33%	(146,036)	20%	(31,728)	(17)%
Interest Income and Other (Expenses), net	30,750	25,719	5,031	(2,111)	(1,539)	(572)	32,861	1557%	27,258	1771%	5,603	980%
Net Income (Loss) before Income Tax	(679,373)	(844,889)	165,516	(534,471)	(726,111)	191,641	(144,902)	27%	(118,778)	16%	(26,125)	(14)%
Income Tax Expense	(114,096)	-	(114,096)	(29,778)	-	(29,778)	84,318	283%	-	-	(84,318)	283%
Net Income (Loss)	(793,469)	(844,889)	51,420	(564,249)	(726,111)	161,863	(229,220)	41%	(118,778)	16%	(110,443)	(68)%

The decrease in revenue for the three months ended June 30, 2026 compared with the same period in 2025 is attributable primarily to decreased equipment sales from Iveda Taiwan as a result of delivery timing related to long-term government contracts.

The increase in overall gross margin was primarily attributed to the higher margin contract sales in Taiwan and US.

The net increase in operating expenses in the three months ended June 30, 2026, compared with the same period in 2025 is due primarily to investor relations activities in the US based operations during this period.

A majority of the increase in loss from operations was primarily due to a slight increase in operating expenses.

The increase in net loss was primarily due to a slight increase in operating expenses for the three months ended June 30, 2026 compared to the same period in 2025.

Results of Operations for the Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

The table below sets forth the Net Revenue, Cost of Goods Sold, Operating Expenses, Other Income and Expenses, Tax Expense and Net Income by segment for each of the respective periods and a comparison period over period.

							Six Months Ended June 30, 2026
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025			Compared to Six Months Ended June 30, 2025
	Consolidated	US	Taiwan	Consolidated	US	Taiwan	Consolidated		US		Taiwan
Revenues	2,296,020	95,048	2,200,972	3,002,484	620,104	2,382,380	(706,464)	(24)%	(525,056)	(85)%	(181,408)	(8)%
Cost of Goods Sold	1,362,250	35,396	1,326,854	2,269,503	461,312	1,808,191	(907,253)	(40)%	(425,916)	(92)%	(481,337)	(27)%
Gross Profit	933,770	59,652	874,118	732,981	158,792	574,189	200,789	27%	(99,140)	(62)%	299,929	52%
	41%	63%	40%	24%	26%	24%	17%	71%	37%	142%	16%	67%
Operating Expenses	2,209,595	1,790,166	419,429	2,100,899	1,770,379	330,520	108,696	5%	19,787	1%	88,909	27%
Income (Loss) from Operations	(1,275,825)	(1,730,514)	454,689	(1,367,918)	(1,611,587)	243,669	92,093	7%	(118,927)	(7)%	211,020	87%
Interest Income and Other (Expenses), net	63,621	52,700	10,921	39,775	37,602	2,173	23,846	60%	15,098	40%	8,748	403%
Net income (loss) before Income Tax	(1,212,204)	(1,677,814)	465,610	(1,328,143)	(1,573,985)	245,842	115,939	9%	(103,829)	(7)%	219,768	89%
Income Tax Expense	(114,096)	-	(114,096)	(29,778)	-	(29,778)	(84,318)	283%	-	-	84,318	283%
Net Income (Loss)	(1,326,300)	(1,677,814)	351,514	(1,357,921)	(1,573,985)	216,064	31,621	2%	(103,829)	(7)%	135,450	63%

The decrease in revenue for the six months ended June 30, 2026, compared with the same period in 2025 is attributable primarily to decreased equipment sales from the US from a reduction in sales to distributors and Iveda Taiwan as a result of delivery timing related to long-term government contracts.

The increase in overall gross margin was primarily attributed to the higher margin contract sales in Taiwan and US.

The slight net increase in operating expenses in the six months ended June 30, 2026, compared with the same period in 2025 is due primarily to investor relations activities in the US based operations during this period.

A majority of the decrease in loss from operations was primarily due to increased gross profits and just a slight increase in operating expenses.

The decrease in net loss was primarily due to increased gross profits and just a slight increase in operating expenses. for the six months ended June 30, 2026, compared to the same period in 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $4.8 million compared to $5.2 million as of December 31, 2025. This decrease in our cash and cash equivalents for the six months ended June 30, 2026 is related to the sale of common stock offset by the operating losses during the six months ended June 30, 2026. There are no legal or economic factors that materially impact our ability to transfer funds between our U.S.-based and Taiwan-based segments.

Net cash used in operating activities during the six months ended June 30, 2026 was ($2.4) million compared to ($1.5) million net cash used during the six months ended June 30, 2025. Net cash used in operating activities for the six months ended June 30, 2026 consisted primarily of the net loss of ($1.3) million and increase in deferred cost of goods sold of $0.9 million, related to government entity sales in Taiwan. Net cash used by operating activities for the six months ended June 30, 2025 consisted primarily of the net loss of ($1.4) million.

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 were negligible.

Net cash provided by financing activities for the six months ended June 30, 2026 was $1.9 million compared with $0.3 million provided during the six months ended June 30, 2025. Net cash provided by financing activities in 2026 included $1.6 million from the sale of stock in a direct offering in February 2026 managed by H.C.Wainwright and $0.3 million from the exercise of warrants during June 2026.

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

We provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Payment terms for our U.S.-based segment require prepayment for most products before they are shipped and monthly Sentir licensing fees, which are due in advance on the first day of each month. For our U.S.-based segment, accounts receivable that are more than 120 days past due are considered delinquent. Payment terms for our Taiwan-based segment vary based on our agreements with our customers. Generally, we receive payment for our products and services within one year of commencing the project, except that we retain 5% of the total payment amount and release such amount one year after the completion of the project. For our U.S.-based segment, we had a reserve for doubtful collections of $20,000 of accounts receivable for the six months ended June 30, 2026 and no reserve for the year ended December 31, 2025. For our Taiwan-based segment, we set up no doubtful accounts receivable allowances for the six months ended June 30, 2026 and year ended December 31, 2025. We deem the rest of our accounts receivable to be collectible based on certain factors, including the nature of the customer contracts and past experience with similar customers. Delinquent receivables are written off based on individual credit valuation and specific circumstances of the customer, and we generally do not charge interest on past due receivables.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Three Months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company issued 100,000 shares of common stock for services values at $58,000 during the six months ended June 30, 2026.

All of the securities issued by the Company were issued pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws. For more information regarding securities issued, see the Liquidity and Capital Resources section to our Unaudited Condensed Consolidated Financial Statements included herein.

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

(c) Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

IVEDA SOLUTIONS, INC.

Date: August 14, 2026	/s/ David Ly
David Ly
Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Robert J. Brilon
Robert J. Brilon
Chief Financial Officer (Principal Financial and Accounting Officer)

